Form 10-Q
period 1996-03-31
VITAL SIGNS INC
filed 1996-05-15
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______


      Commission file number:  0-18793

                                VITAL SIGNS, INC.
             (Exact name of registrant as specified in its charter)

            New Jersey                                     11-2279807
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                                 20 Campus Road
                            Totowa, New Jersey 07512
           (Address of principal executive office, including zip code)

                                  201-790-1330
              (Registrant's telephone number, including area code)


________________________________________________________________________________
       Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  [X]      No  [  ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 1, 1996 there were 13,065,807 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX


                                                                         Page
                                                                         Number

Part I.           Financial Information

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 1996 (Unaudited) and
                  September 30, 1995

                  Consolidated Statement of Income
                  for the Six Months Ended
                  March 31, 1996 and 1995 (Unaudited)

                  Consolidated Statement of Income
                  for the Three Months Ended
                  March 31, 1996 and 1995 (Unaudited)

                  Consolidated Statement of Cash
                  Flows for the Six Months Ended
                  March 31, 1996 and 1995 (Unaudited)

                  Notes to Consolidated Financial
                  Statements (Unaudited)


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

Part II.

     Item 6.      Exhibits and Reports on Form 8-K


     Signatures

PART Financial Information

     Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                    March 31, 1996          September 30, 1995
                                                   --------------           ------------------
                                                               (In Thousands)

                                   ASSETS
                                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                            $   15,416              $    8,334
  Marketable securities                                       252                   3,757
  Accounts receivable, less allowance for
    doubtful accounts of $287 and $285 respectively        14,592                  15,300
  Inventory                                                12,038                  11,325
  Prepaid expenses and other current assets                 5,649                   6,936
                                                         --------               ---------
        Total Current Assets                               47,947                  45,652

  Property, Plant and Equipment - net                      16,745                  12,674
  Marketable Securities                                    28,826                  32,925
  Goodwill                                                 14,519                  15,419
  Assets held for sale                                      2,750                   ---
  Other Assets                                              4,329                   3,751
                                                         --------               ---------
     Total Assets                                        $115,116               $ 110,421
                                                         ========                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $    3,726               $   3,017
  Current portion of long-term debt                           500                     500
  Accrued expenses                                          3,368                   4,936
  Amounts payable relating to acquisitions                                          2,911
  Deferred income taxes payable                             1,443                   1,403
                                                         --------               ---------
        Total Current Liabilities                           9,037                  12,767

  Deferred Income Taxes Payable                             1,041                     993
  Long-term debt                                            2,700                   3,200
  Other                                                       766                     816
                                                         --------               ---------
        Total Liabilities                                  13,544                  17,776
                                                         --------               ---------

Commitments and Contingencies
  Stockholders' Equity
    Preferred stock - no par value;
      authorized 10,000,000 shares, none issued
    Common stock - no par value:
      authorized 40,000,000 shares, issued
      13,065,807 and 12,999,078 shares, respectively      29,757                   29,015
  Allowance for aggregate unrealized gain or (loss)
    on marketable securities                               (368)                     (100)
  Retained earnings                                      72,183                    63,730
                                                        -------                 ----------
        Stockholders' Equity                            101,572                    92,645
                                                        -------                 ----------
  Total Liabilities and Stockholders' Equity          $ 115,116                 $ 110,421
                                                      =========                 ==========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                           For the Six Months Ended March 31,
                                             1996                      1995
                                             ----                      ----
                                        (In Thousands Except Per Share Amounts)


Net sales                                 $    44,311              $    42,923
Cost of goods sold                             19,108                   18,740
                                            ---------              -----------

Gross profit                                   25,203                   24,183
                                            ---------              -----------

Operating expenses:
  Selling, general and administrative          11,071                   11,380
  Research and development                      1,775                    1,846
  Interest (income)                            (1,266)                    (936)
  Interest expense                                168                      191
  Other (income) expense                         (942)                     219
  Goodwill amortization                           270                      159
                                             --------                ---------



Income before provision for income taxes       14,127                   11,324

Provision for income taxes                      4,932                    4,200
                                           ----------              -----------

Net income                                  $   9,195              $     7,124
                                          ===========              ===========

Net income p                              $       .71              $       .55
                                          ===========              ===========

Weighted average number of shares              13,026                   12,990
                                          ===========              ===========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME


                                                        (Unaudited)

                                           For the Three Months Ended March 31,
                                                   1996              1995
                                         (In Thousands Except Per Share Amounts)


Net sales                                    $    22,596          $    22,167
Cost of goods sold                                 9,776                9,654
                                                --------          -----------

Gross profit                                      12,820               12,513
                                               ---------          -----------

Operating expenses:
  Selling, general and administrative              5,632                5,788
  Research and development                           829                  928
  Interest (income)                                 (572)                (500)
  Interest expense                                    83                   89
  Other (income) expense                            (469)                 (32)
  Goodwill amortization                              141                   82
                                             -----------             --------


Income before provision for income taxes          7,176                 6,158

Provision for income taxes                        2,527                 2,289
                                              ---------           -----------

Net income                                   $    4,649           $     3,869
                                              =========           ===========

Net income per share                        $       .36           $       .30
                                             ==========           ===========

Weighted average number of shares                13,043                12,990
                                             ==========            ==========


                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Six Months Ended March 31,
                                                                              1996                        1995
                                                                                         (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                                             $   9,195                     $ 7,124
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and amortization                                          794                         617
         Deferred income taxes                                                   (7)                         65
         Amortization of goodwill                                               270                         159
         Amortization of deferred credit                                        (50)                        (50)
         Net gain on sales of available for sale securities                     277
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                        1,981                      (1,265)
            (Increase) in inventory                                             (71)                       (236)
            Decrease in prepaid expenses and
              other current assets                                            1,482                       3,812
            (Increase) decrease in other assets                                (445)                        872
            (Decrease) in accounts payable
              and accrued expenses                                           (2,270)                       (570)
                                                                        ------------                ------------
               Net cash provided by operating activities                     11,156                      10,528
                                                                        ------------                ------------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale
     securities.                                                             49,938                      12,850
  Purchases of available-for-sale securities                                (42,878)                    (33,149)
   Acquisition of property, plant and equipment                              (1,938)                     (1,292)
   Payment for purchase of subsidiaries net of
       cash acquired                                                         (5,435)                       ---
   Assets held for sale                                                      (2,750)                       ---
                                                                           ---------                  -----------
   Net cash used in investing activities                                     (3,063)                    (21,591)
                                                                           ---------                  ----------

Cash Flows from Financing Activities:
   Net reissuance (purchase) of treasury stock                                  160                         (21)
   Dividends paid                                                              (781)                       (519)
   Proceeds from exercise of stock options and warrants                         621
   Principal payments of long-term debt and
      notes payable                                                          (1,011)                       (753)
                                                                           ---------                 ----------
      Net cash used in financing activities                                  (1,011)                     (1,293)
                                                                           ---------                 -----------

   Net increase (decrease) in cash and cash equivalents                       7,082                     (12,356)
   Cash and cash equivalents at beginning of period                           8,334                      23,412
                                                                          ---------                  -----------
   Cash and cash equivalents at end of period                           $    15,416                  $   11,056
                                                                        ===========                  ==========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 1996, the consolidated statements of income for the three months and six months ended March 31, 1996 and 1995 and the consolidated statement of cash flows for the six months ended March 31, 1996 and 1995 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and 1995 and for all periods presented have been made.

2. Earnings per share are computed using the weighted average number of common shares outstanding during the period. The dilutive effective of common stock equivalents is not material.

3. See the Company's Annual Report on Form 10-K for the year ended September 30, 1995 (the "Form 10-K") for additional disclosures relating to the Company's financial statements.

4. In July, 1995, the Company invested $2.2 million to acquire an 85% ownership interest in Mediziv Medical Products, Ltd. ("Mediziv"), a closely held Israeli company primarily engaged in the business of developing, assembling and selling single use products for use in anesthesia and critical care (see Form 10-K for additional disclosures relating to Mediziv).

       In December, 1995, the Company acquired the MistyOx respiratory business ("MistyOx") for $2.1 million. Such business represented approximately $3.3 million in annual sales by the corporate entity that sold this business.

       During the quarter ended March 31, 1996 the Company acquired HealthStar Pharmaceutical Services, Inc. ("HPS") for $1,650,000. The Company's principal purpose of acquiring HPS is to establish a U.S. manufacturing facility for the Company's flush device. The purchase agreement includes future contingent payments based on the pre tax earnings of HPS over the next three years.

       All three acquisitions are accounted for as purchases and are included in operations from their respective dates of acquisition.

5. In March, 1996, the Company entered into an agreement in principle to sell its endoscopic product line to a third party. This transaction is expected to close in May, 1996. Accordingly the statements of income for all periods presented have been restated to reflect the net operations of the endoscopic product line as other income. The consolidated Balance Sheet at March 31, 1996 sets forth the assets to be sold as a separate item. The Company expects to realize an immaterial gain from the sale of its endoscopic product line.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.     Results of Operations

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statement of income.

                                                          Six Months Ended                Three Months Ended
                                                              March 31,                        March 31,
                                                       -----------------------        -----------------------
                                                        1996            1995            1996              1995
                                                       ------          ------          ------            ------

Net sales                                              100.0%           100.0%         100.0%             100.0%
Cost of goods sold                                      43.1             43.7           43.3               43.6
                                                      ------            -----         ------              -----
Gross profit                                            56.9             56.3           56.7               56.4
                                                      ------            -----         ------              -----
Selling, general and administrative
  expenses                                              25.0             26.5           24.9               26.1
Research and development expenses                        4.0              4.3            3.7                4.2
Interest (income)                                       (2.9)            (2.2)          (2.6)              (2.3)
Interest expense                                          .4               .4             .4                 .4
Goodwill amortization                                     .6               .4             .6                 .4
Other (income) expense                                 ( 2.1)              .5          ( 2.1)               (.1)
                                                      -------            ------       -------             ------
Income before provision for
  income taxes                                          31.9             26.4           31.8               27.8
Provision for income taxes                              11.1              9.8           11.2               10.3
                                                      ------            -----         ------              ------
Net income                                              20.8%            16.6%          20.6%              17.5%
                                                      ======            =====          =====              ======



The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statement of income.

                                                        Increase (Decrease)
                                                         From Prior Period



                                                     Six Months Ended                    Three Months Ended
                                                  March 31, 1996 Compared              March 31, 1996 Compared
                                                   With Six Months Ended               With Three Months Ended
                                                      March 31, 1995                     March 31, 1995

Net Sales                                                   3.2%                                1.9%
Cost of goods sold                                          1.9                                 1.3
Gross profit                                                4.2                                 2.5
Selling, general and administrative
  expenses                                                 (2.7)                               (2.7)
Research and development expenses                          (3.8)                              (10.7)
Income before provision for
  income taxes                                             24.8                                16.5
Provision for income taxes                                 17.4                                10.4
Net income                                                 29.1                                20.2



PAGE>



                    COMPARISON: QUARTER ENDED MARCH 31, 1996

                        AND QUARTER ENDED MARCH 31, 1995

         Net Sales for the three months ended March 31, 1996 increased by 1.9% compared with the same period last year. The increase was primarily due to an increase in unit sales and sales attributable to acquired businesses. Sales of anesthesia products (representing 71.8% of net sales) declined by (3.5)% and sales of respiratory products (representing 22.8% of net sales) grew by 4.6%.

         Gross profit increased  slightly from period to period primarily due to
(i) cost reductions realized through the Company's cost efficiency programs offset in part by pressures resulting from competitive factors and the cost containment efforts in the hospital market, and (ii) product mix impacted by increased sales of certain products with margins below the Company's average gross profit.

         Selling, general and administrative expenses decreased as a percentage of sales from 26.1% of sales to 24.9% of sales. Total selling, general and administrative expenses decreased by ($156,000) 2.7%, largely attributable to the Company's reduction in sales and marketing in streamlining its European Operations primarily through a dealer distribution network.

         Research and development (R&D) expenses decreased in dollar volume by $99,000 (10.7%) principally due to reduced expenditures in the Company's O.R. Concepts subsidiary as a result of Vital Signs' decision to reduce O.R. Concepts' operations.

         Other income/expense includes primarily dividend income, realized capital gains and losses and currency gains and losses. The increase in other income in the March 1996 quarter was primarily due to capital gains recognized in the March 1996 quarter and other income from the operations of the Company's endoscopic line while the March 1995 quarter reported a capital loss.

         The Company's effective tax rates were 35.2% and 37.1% for the three months ended March 31, 1996 and 1995, respectively. These rates were less than the combined Federal and State statutory rates as a result of net operating losses capital loss carry forwards and lower state income taxes resulting from an allocation to various states.

                   COMPARISON: SIX MONTHS ENDED MARCH 31, 1996

                          AND SIX MONTHS MARCH 31, 1995

         Net Sales for the six months ended March 31, 1996 increased by 3.2% compared with the same period last year. The increase was primarily due to an increase in unit sales and sales attributable to acquired businesses. Sales of anesthesia products (representing 75.7% of net sales) increased by 1.9% and sales of respiratory products (representing 22.7% of net sales) grew by 1.2%.

         Gross profit increased  slightly from period to period primarily due to
(i) cost reductions realized through the Company's cost efficiency programs offset in part by pressures resulting from competitive factors and the cost containment efforts in the hospital market, and (ii) product mix impacted by increased sales of certain products with margins below the Company's average gross profit.

         Selling, general and administrative expenses decreased as a percentage of sales from 26.5% of sales to 24.9 of sales. Total selling, general and administrative expenses decreased by ($309,000) 2.7%, largely attributable to the Company's reduction in sales and marketing in in streamlining European Operations primarily through a dealer distribution network.

         Research and development (R&D) expenses decreased in dollar volume by $71,000 (3.8%) principally due to a temporary reduction in staffing.

         The increase in other income in the first half of the current fiscal year was primarily due to capital gains recognized and income from the operations of the company's endoscopic product line in the first two quarters of fiscal 1996.

         The Company's effective tax rates were 35.4% and 37% for the three months ended March 31, 1996 and 1995, respectively. These rates were less than the combined Federal and State statutory rates as a result of net operating losses capital loss carry forwards and lower state income taxes resulting from an allocation to various states.

                    COMPARISON: QUARTER ENDED MARCH 31, 1996

                        AND QUARTER ENDED MARCH 31, 1995

Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and second public offerings. During the six months ended March 31, 1996, cash and cash equivalents and short-term investments increased by $3,577,000 while long-term marketable securities decreased by $4,099,000. In addition, long-term debt was reduced by $500,000 and the Company purchased the Misty Ox Product Line for approximately $2.3 million and HPS for $1,650,000 in cash. The combined total of cash and cash equivalents, short-term investment and long-term investments was approximately $44.5 million at March 31, 1996 as compared to $45.0 million at September 30, 1995.

         At March 31, 1996, the Company had $15.4 million in cash and cash equivalents. On that date, the Company's working capital was $38.9 million and the current ratio was 5.3 to 1, as compared to $32.9 million and 3.6 to 1 at September 30, 1995.

         The Company has a substantial working capital position. Its current policy is to retain such working capital and earnings for use in its business, subject to the payment of certain cash dividends. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

         The Company has a $10 million line of credit with Chemical Bank New Jersey, N.A. ("Chemical"). Chemical has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria.

         Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future.

PART II.    Other Information


  Item 6.Exhibits and Reports on Form 8-K

  (a) Exhibits:  27.1  Financial Data Schedule

  (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:  None.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VITAL SIGNS, INC.



                                    By:  /S/Anthony J. Dimun
                                         ___________________
                                            Anthony J. Dimun
                                            Executive Vice President of
                                            Finance and Chief Financial Officer


                                            Date:  May 14, 1996