Form 10-Q
period 1996-06-30
VITAL SIGNS INC
filed 1996-08-14
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

[  ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the transition period from               to
                                             -------------

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

     At August 1, 1996, there were 13,067,005 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX


                                                                Page
                                                                Number

Part I.           Financial Information                            1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  June 30, 1996 (Unaudited) and
                  September 30, 1995                               2

                  Consolidated Statement of Income
                  for the Nine Months Ended
                  June 30, 1996 and 1995 (Unaudited)               3

                  Consolidated Statement of Income
                  for the Three Months Ended
                  June 30, 1996 and 1995 (Unaudited)               4

                  Consolidated Statement of Cash
                  Flows for the Nine Months Ended
                  June 30, 1996 and 1995 (Unaudited)               5

                  Notes to Consolidated Financial
                  Statements (Unaudited)                           6


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                      7-10

Part II.

     Item 1.      Legal Proceedings

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 6.      Exhibits and Reports on Form 8-K                 11


     Signatures                                                    12

PART Financial Information

     Item 1. Financial Statements

     Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                                           June 30, 1996             September 30, 1995
                                                                           -------------             ------------------
                                                                                       (In Thousands)

                                     ASSETS
                                                                          (Unaudited)

Current Assets:
  Cash and cash equivalents                                                 $   16,801                   $  8,334
  Marketable securities                                                            633                      3,757
  Accounts receivable, less allowance for
    doubtful accounts of $122 and $285 respectively                             14,428                     15,300
  Inventory                                                                     13,089                     11,325
  Prepaid expenses and other current assets                                      5,896                      6,936
                                                                            ----------                 ----------
        Total Current Assets                                                    50,847                     45,652

  Property, Plant and Equipment - net                                           18,590                     12,674
  Marketable Securities                                                         28,959                     32,925
  Goodwill                                                                      15,524                     15,419
  Other Assets                                                                   5,750                      3,751
                                                                             ---------                 ----------
     Total Assets                                                            $ 119,670                  $ 110,421
                                                                            ==========                  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                           $   4,679                  $   3,017
  Current portion of long-term debt                                                500                        500
  Accrued expenses                                                               2,640                      4,936
  Amounts payable relating to acquisitions                                                                  2,911
  Deferred income taxes payable                                                  1,443                      1,403
                                                                              --------                 ----------
        Total Current Liabilities                                                9,262                     12,767

  Deferred Income Taxes Payable                                                  1,041                        993
  Long-term debt                                                                 2,700                      3,200
  Other                                                                            741                        816
                                                                            ----------                 ----------
        Total Liabilities                                                       13,744                     17,776
                                                                            ----------                 ----------

Commitments and Contingencies
  Stockholders' Equity
    Preferred stock - no par value;
      authorized 10,000,000 shares, none issued
    Common stock - no par value:
      authorized 40,000,000 shares, issued
      13,067,005 and 12,999,078 shares, respectively                            29,774                     29,015
  Allowance for aggregate unrealized gain or (loss)
    on marketable securities                                                      (452)                      (100)
  Retained earnings                                                             76,604                     63,730
                                                                               -------                 ----------
        Stockholders' Equity                                                   105,926                     92,645
                                                                              --------                 ----------
  Total Liabilities and Stockholders' Equity                                 $ 119,670                  $ 110,421
                                                                            ==========                 ==========

                 See Notes to Consolidated Financial Statements


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                                                    For the Nine Months Ended June 30,
                                                                           1996                1995
                                                                           (In Thousands Except per
                                                                                Share Amounts)


Net sales                                                                $    67,329         $ 65,172
Cost of goods sold                                                            28,819           28,184
                                                                            --------         --------

Gross profit                                                                  38,510           36,988
                                                                            --------        ---------

Operating expenses:
  Selling, general and administrative                                         16,565           16,754
  Research and development                                                     2,695            2,864
  Interest (income)                                                           (1,826)          (1,574)
  Interest expense                                                               240              250
  Other (income) expense                                                      (1,101)             102
  Goodwill amortization                                                          509              243
                                                                           ---------        ---------


Income before provision for income taxes                                      21,428           18,349

Provision for income taxes                                                     7,420            6,780
                                                                            --------      -----------

Net income                                                               $    14,008       $    11,569
                                                                         ===========       ===========


Net income per share                                                     $      1.07       $       .89
                                                                         ===========       ===========


Weighted average number of shares                                             13,040            12,990
                                                                         ===========       ===========


                 See Notes to Consolidated Financial Statements
                                        3



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                                                            For the Three Months Ended June 30,
                                                                              1996                      1995
                                                                         (In Thousands Except Per Share Amounts)


Net sales                                                                  $    23,018                    22,249
Cost of goods sold                                                               9,711                     9,444
                                                                           -----------               -----------

Gross profit                                                                    13,307                    12,805
                                                                             ---------               -----------

Operating expenses:
  Selling, general and administrative                                            5,494                     5,374
  Research and development                                                         920                     1,018
  Interest (income)                                                               (560)                     (638)
  Interest expense                                                                  72                        59
  Other (income)                                                                  (159)                     (117)
  Goodwill amortization                                                            239                        84
                                                                             ---------               -----------


Income before provision for income taxes                                         7,301                     7,025

Provision for income taxes                                                       2,488                     2,580
                                                                           -----------               -----------

Net income                                                                 $     4,813               $     4,445
                                                                           ===========               ===========

Net income per share                                                       $       .37               $       .34
                                                                           ===========               ===========

Weighted average number of shares                                               13,067                    12,990
                                                                           ===========               ===========


                 See Notes to Consolidated Financial Statements
                                        4



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Nine Months Ended June 30,
                                                                                     1996                    1995
                                                                                           (In Thousands)

Cash Flows from Operating Activities:
   Net Income                                                                $    14,008                 $    11,569
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and amortization                                             1,308                         968
         Deferred income taxes                                                        (7)                        452
         Amortization of goodwill                                                    509                         243
         Amortization of deferred credit                                             (75)                        (75)
         Net gain on sale of available for sale securities                           279                         ---
         Gain on sale of subsidiary                                                 (229)                        ---

         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                             1,831                      (1,426)
            (Increase) in inventory                                               (1,535)                       (934)
            Decrease in prepaid expenses and
              other current assets                                                 1,235                       4,842
            (Increase) decrease in other assets                                   (1,865)                        810
            (Decrease) in accounts payable
              and accrued expenses                                                (2,045)                       (812)
                                                                               ---------                 -----------
            Net cash provided by operating activities                             13,414                      15,637
                                                                               ---------                 -----------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale
     securities.                                                                  50,816                      31,174
  Purchases of available-for-sale securities                                     (44,357)                    (52,607)
   Payment for subsidiaries net of cash acquired                                  (8,431)                        ---
   Cash received for the sale of subsidiary                                        2,786                         ---
   Acquisition of property, plant and equipment                                   (4,375)                     (1,487)
                                                                               ---------                 -----------
            Net cash used in investing activities                                 (3,561)                    (22,920)
                                                                               ---------                 -----------

Cash Flows from Financing Activities:
   Purchase of treasury stock net of reissuance                                      160                         (20)
   Dividends Paid                                                                 (1,171)                       (780)
   Proceeds from exercise of stock options                                           636                         ---
   Principal payments of long-term debt and
      notes payable                                                               (1,011)                       (752)
                                                                                ---------                 -----------
      Net cash used in financing activities                                       (1,386)                     (1,552)
                                                                               ---------                  -----------

   Net increase (decrease) in cash and cash equivalents                            8,467                      (8,835)
   Cash and cash equivalents at beginning of period                                8,334                      23,412
                                                                             -----------                 -----------
   Cash and cash equivalents at end of period                                  $  16,801                 $    14,577
                                                                               =========                 ===========



                 See Notes to Consolidated Financial Statements
                                        5

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of June 30, 1996, the consolidated statements of income for the three months and nine months ended June 30, 1996 and 1995 and the consolidated statement of cash flows for the nine months ended June 30, 1996 and 1995 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and 1995 and for all periods presented have been made.

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

     During the quarter  ended March 31,  1996 the Company  acquired  HealthStar
     Pharmaceutical  Services,  Inc. ("HPS") for  $1,650,000.  The     purchase
     agreement includes future contingent payments based on the pre-tax earnings of HPS over the next three years.

     All three acquisitions are accounted for as purchases and are included in operations from their respective dates of acquisition.

5. In June, 1996 the Company completed the sale of its endoscopic product line to a third party for $2,786,000. Accordingly the statements of income for all periods presented have been restated to reflect the net operations of the endoscopic product line as other income. The Company realized an immaterial gain from the sale of its endoscopic product line.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.     Results of Operations

       The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's consolidated statement of income.

                                                          Nine Months Ended                 Three Months Ended
                                                              June 30,                           June 30,
                                                       ----------------------             ---------------------
                                                        1996            1995               1996             1995
                                                       ------          ------             ------          ------

Net sales                                              100.0%           100.0%           100.0%             100.0%
Cost of goods sold                                      42.8             43.2             42.2               42.4
                                                       -----            -----            -----             ------
Gross profit                                            57.2             56.8             57.8               57.6
                                                       -----            -----            -----             ------
Selling, general and administrative
  expenses                                              24.6             25.7             23.9               24.1
Research and development expenses                        4.0              4.4              4.0                4.6
Interest (income)                                       (2.7)            (2.4)            (2.5)              (2.9)
Interest expense                                          .3               .4               .3                 .3
Goodwill amortization                                     .8               .4              1.1                 .4
Other (income) expense                                  (1.6)              .1              (.7)               (.5)
                                                       -----            -----              ----             ------
Income before provision for
  income taxes                                          31.8             28.2             31.7               31.6
Provision for income taxes                              11.0             10.4             10.8               11.6
                                                       -----           ------            -----             ------
Net income                                              20.8%            17.8%            20.9%              20.0%
                                                       =====           ======            =====              =====


The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statement of income.

                                                     Increase (Decrease)
                                                      From Prior Period


                                                     Nine Months Ended                         Three Months Ended
                                                  June 30, 1996 Compared                     June 30, 1996 Compared
                                                  With Nine Months Ended                     With Three Months Ended
                                                       June 30, 1995                               June, 1995


Net Sales                                                   3.3%                                      3.5%
Cost of goods sold                                          2.2                                       2.8
Gross profit                                                4.1                                       3.9
Selling, general and administrative
  expenses                                                 (1.1)                                      2.2
Research and development expenses                          (5.9)                                     (9.6)
Income before provision for
  income taxes                                             16.8                                       3.9
Provision for income taxes                                  9.4                                      (3.6)
Net income                                                 21.1                                       8.3

                                        7

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 1996

                          AND NINE MONTHS JUNE 30, 1995

         Net Sales for the nine months ended June 30, 1996 increased by 3.3% compared with the same period last year. The increase was primarily due to an increase in unit sales and sales attributable to acquired businesses. Sales of anesthesia products (representing 60.3% of net sales) increased by 0.9%, sales of respiratory products (representing 37.7% of net sales) grew by 2.0%, and other product revenue (representing 2.0% of net sales) grew by 100%.

         Gross profit increased  slightly from period to period primarily due to
(i) cost reductions realized through the Company's cost efficiency programs offset in part by pressures resulting from competitive factors and the cost containment efforts in the hospital market, and (ii) product mix impacted by increased sales of certain products with margins below the Company's average gross profit. An increasing percentage of the Company's sales are subject to bid proposal requests solicited by group purchasing organizations ("GPO's"). Many of the GPO's represent a significant number of hospitals for whom the GPO exerts influence over medical device purchasing. Given the leverage held by GPO's and the competitive pressures resulting from the bidding processes utilized by GPO's, no assurances can be given that the Company will be successful in securing the business represented by the GPO's or, if successful, that the pricing reflected in such bids will enable the Company to maintain its historic margins.

         Selling, general and administrative expenses decreased as a percentage of sales from 25.7% of sales to 24.6% of sales. Total selling, general and administrative expenses decreased by $189,000 (1.1%), largely attributable to the Company's cost containment efforts.

         Research and development (R&D) expenses decreased in dollar volume by $169,000 (5.9%) principally due to a temporary reduction in staffing.

         The increase in other income in the first nine months of the current fiscal year was primarily due to capital gains recognized (approximately $279,000) and income from the operations of the Company's endoscopic product line.

         The Company's effective tax rates were 34.6% and 37% for the nine months ended June 30, 1996 and 1995, respectively. These rates were less than the combined Federal and State statutory rates as a result of lower state income taxes resulting from an allocation to various states.

                     COMPARISON: QUARTER ENDED JUNE 30, 1996

                         AND QUARTER ENDED JUNE 30, 1995

         Net Sales for the three months ended June 30, 1996 increased by 3.5% compared with the same period last year. The increase was primarily due to an increase in unit sales and sales attributable to acquired businesses. Sales of anesthesia products (representing 51.9% of net sales) declined by (4.6)%, sales of respiratory products (representing 45.4% of net sales) grew by 7.4%, and other product sales (representing 2.7% of net sales) grew by 100%.

         Gross profit increased  slightly from period to period primarily due to
(i) cost reductions realized through the Company's cost efficiency programs, offset in part by pressures resulting from competitive factors and the cost containment efforts in the hospital market, and (ii) product mix impacted by increased sales of certain products with margins below the Company's average gross profit. An increasing percentage of the Company's sales are subject to bid proposal requests solicited by group purchasing organizations ("GPO's"). Many of the GPO's represent a significant number of hospitals for whom the GPO exerts influence over medical device purchasing. Given the leverage held by GPO's and the competitive pressures resulting from the bidding processes utilized by GPO's, no assurances can be given that the Company will be successful in securing the business represented by the GPO's or, if successful, that the pricing reflected in such bids will enable the Company to maintain its historic margins.

         Selling, general and administrative expenses decreased as a percentage of sales from 24.1% of sales to 23.9% of sales. Total selling, general and administrative expenses increased by ($120,000) 2.3%, reflecting increased sales.

         Research and development (R&D) expenses decreased in dollar volume by $98,000 (9.6%) principally due to a temporary reduction in staff.

         Other income/expense includes primarily dividend income, realized capital gains and losses and currency gains and losses. The increase in other income in the June 1996 quarter was primarily due to income from the operations of the Company's endoscopic line.

         The Company's effective tax rates were 34.1% and 36.7% for the three months ended June 30, 1996 and 1995, respectively. These rates were less than the combined Federal and State statutory rates as a result of lower state income taxes resulting from an allocation to various states.

Liquidity and Capital Resources


         The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and secondary public offerings. During the nine months ended June 30, 1996, cash and cash equivalents and short-term investments increased by $5,343,000 while long-term marketable securities decreased by $3,966,000. In addition, long-term debt was reduced by $500,000 and the Company purchased the Misty Ox Product Line for approximately $2.3 million and HealthStar Pharmaceutical Services, Inc. for $1.65 million in cash. The combined total of cash and cash equivalents, short-term investment and long-term investments was approximately $46.4 million at June 30, 1996 as compared to $45.0 million at September 30, 1995.

         At June 30, 1996, the Company had $16.8 million in cash and cash equivalents, an increase of $8.5 million over September 30, 1995. Operating activities provided $13.4 million of cash flow, principally as a result of the Company's net income ($14.0 million) for the period. The Company used a portion of that cash and cash generated from the sale of securities to fund business acquisition payments of $8.4 million (see Note 4 of the Notes to the Company's Consolidated Financial Statements), acquisitions of property, plant and equipment ($4.4 million), divided payments ($1.2 million) and the above-mentioned reduction in long-term debt. On June 30, 1996, the Company's working capital was $41.6 million and its current ratio was 5.5 to 1, as compared to $32.9 million and 3.6 to 1 at September 30, 1995.

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

PART II.    Other Information

          Item 1.  Legal Proceedings

                    Reference is  made  to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

          Item 4.   Submission of Matters to a Vote of Security Holders.

                The Company held its annual meeting of  shareholders on June 13,
            1996. At that meeting, each of the Board's nominees were re-elected to the Board and the shareholders approved the adoption of an employee stock purchase plan. Shares were voted for the election of directors as follows:

                               For               Authority Withheld

David J. Bershad              11,548,078               22,042
Anthony J. Dimun              11,548.095               22,025
Joseph Thomas                 11,548,078               22,042
John Toedtman                 10,859,128              710,992
Terence D. Wall               11,548,095               22,025
C. Barry Wicker               11,548,095               22,025

                Shares were voted for the adoption of the employee stock purchase plan as follows:

          For                11,531,049
          Against                 4,995
          Abstentions             2,257
          Broker Non-Votes       31,819


            Item 6.Exhibits and Reports on Form 8-K

            (a) Exhibits:  27.1 - Financial Data Schedule

            (b) Reports on Form 8-K filed during the quarter ended
                June 30, 1996:  None.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              VITAL SIGNS, INC.



                                               By:/s/ Anthony J. Dimun
                                                  _______________________
                                                   Anthony J. Dimun
                                                   Executive Vice President and
                                                   Chief Financial Officer


                                                   Date:  August 14, 1996