Form 10-K405
period 1996-09-30
VITAL SIGNS INC
filed 1996-12-30
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X]     Annual  Report   Pursuant  to  Section  13  or  15(d)  of  the
        Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended September 30, 1996.

[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [No Fee Required]
        For the transition period from      to
                                        ----

                         Commission File Number 0-18793


                                VITAL SIGNS, INC.

             (Exact name of registrant as specified in its charter)

      New Jersey                                      11-2279807
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)
                                 20 Campus Road,
                            Totowa, New Jersey 07512
                                 (201) 790-1330
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

       Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                           Common Stock, no par value

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by non-affiliates as of December 1, 1996 was approximately $129,000,000. Number of shares of Common Stock outstanding as of December 1, 1996: 13,071,383.

     Documents incorporated by reference: Definitive Proxy Statement for 1997 Annual Meeting of Shareholders (Part III).

                                VITAL SIGNS, INC.

                                TABLE OF CONTENTS

                                                                     Page
Part I

Item 1.          Business                                              2
Item 2.          Properties                                           15
Item 3.          Legal Proceedings                                    15
Item 4.          Submission of Matters to a Vote of
                    Security Holders                                  15
Item 4A.         Executive Officers of the Registrant                 16
Part II
Item 5.          Market for the Registrant's Common
                    Equity and Related Stockholder Matters            18
Item 6.          Selected Financial Data                              18
Item 7.          Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                               20
Item 8.          Financial Statements and Supplementary
                    Data*                                             25
Item 9.          Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                              25
Part III
Item 10.         Directors of the Registrant                          26
Item 11.         Executive Compensation                               26
Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                             26
Item 13.         Certain Relationships and Related
                    Transactions                                      26
Part IV
Item 14.         Exhibits, Financial Statement Schedules  and
                    Reports on Form 8-K                               27

Signatures                                                            29


*Financial Statements follow page 25.

                                     PART I

Item 1.  Business

Introduction

     Vital  Signs,  Inc.  was  initially  incorporated  in New York in 1972.  On
December 19, 1988, Vital Signs, Inc. reincorporated in New Jersey through a merger with a then newly formed New Jersey corporation. Unless otherwise indicated, all references in this Annual Report to the "Company" refer to Vital Signs, Inc., its predecessor New York corporation and their consolidated subsidiaries. References to "Vital Signs" refer solely to the parent company. Vital Signs' principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; its telephone number at that location is (201) 790-1330.

     Vital Signs and its subsidiaries design, manufacture and market single-patient use medical products for anesthesia, respiratory, critical care and emergency. Single-patient use products have captured an increasing share of the medical products market from reusable products, primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another.

     The Company has pioneered the development and introduction of a variety of single-patient use products. In 1975, the Company commenced the marketing of clear, non-conductive anesthesia breathing circuits. The first clear plastic, single-use air-filled cushion face mask for anesthesia delivery and resuscitation was launched by the Company in 1981. In 1984, the Company was the first organization to introduce a single-patient use manual resuscitator. The first single- patient use laryngoscope system for use in anesthesia and the critical care arenas was developed and launched by the Company in 1988. The Company has developed a general anesthesia kit (1989), which can combine over 20 disposable items in one convenient, cost-effective package; and the first single patient use infant resuscitation circuit with an adjustable pressure limiting valve (1992), used to protect the infant's lung against over pressurization. In the last three years the Company has developed a stylet-tracheal tube for the removal of meconium during high risk deliveries; a pediatric emergency kit utilizing a unique color coded measuring tape to select the proper sized equipment; and a device for measuring the effect of neuromuscular blockage during anesthesia. In October, 1996, the Company introduced its new flexible face mask ("Flexmask(TM)"), a flush device for vascular access catheters ("Vasceze(TM)") and a closed suction system designed for ventilated patients ("Isocath(TM)").

     For    additional     information    regarding    these    products,    see
"Business-Products."

     The Company's strategy is to sell its principal products to hospitals through its own sales force and third-party distributors. The worldwide sales force consisted of 102 sales employees at October 1, 1996 compared with 104 sales employees at October 1, 1995.

     This Annual Report on Form 10-K contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "Safe Harbor" provisions of the Private Securities Reform Act of 1995 (the "Reform Act"), the Company intends to caution investors that there are several important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company.
Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially. The Company undertakes no obligation to publicly release the results of any revisions to the forward-looking statements to reflect events or circumstances or to reflect the occurrence of unanticipated events.

     The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by Group Purchasing Organizations, interruptions or delays in manufacturing and/or sources of supply, and increased market acceptance of competitors' existing or new products, (ii) adverse determinations arising in the context of regulatory matters (see "--Regulation") or legal proceedings (see Item 3 of this Annual Report on Form 10K) and (iii) legislative changes impacting the healthcare market.

Acquisitions - Current Fiscal Year

     In January 1996, the Company acquired the outstanding stock of HealthStar Pharmaceutical Services, Inc., a contract manufacturer utilizing blow-fill-seal technology for use in the pharmaceuti cal and medical fields. See "--Services" and Note 2 to the Company's Consolidated Financial Statements.

     In fiscal 1996, the Company acquired the remaining 50% interest in Coast Medical, Inc, a manufacturer of OEM medical products. The Company had acquired its initial 50% interest in Coast Medical Inc., in April 1992. On December 4, 1995 the Company acquired the MistyOx product line. That product line consists of three sets of products used in the delivery of hydration to patients.

     Historically, the Company has made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, the Company's acquisition strategy currently is focused upon the following objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory and critical care fields with the goal of expanding the products that can be sold by the Company's direct sales force, (ii) expansion of sales and marketing capabilities to international markets, and
(iii) unique research and development capabilities.

Products

Principal Products.

The Company markets a wide variety of single-patient use anesthesia, respiratory and related critical care products. Its principal products are described below:

Anesthesia Products:

     Face Masks. In 1981, the Company introduced the first clear plastic air-filled cushion face mask for single-patient anesthesia and respiratory use. The soft air-filled cushion face mask has been clinically documented to provide a better seal on most patients than other face masks, thus improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration. The Company offers various sizes and types of face masks. The Company anticipates that the usage of single patient use face masks in surgical procedures internationally will continue to expand as single-patient use products become increasingly accepted in foreign hospitals. In October 1996 the Company introduced a flexible face mask product (Flexmask(TM)).

     Anesthesia Breathing Circuits. The Company offers a wide variety of single-patient use anesthesia breathing circuits, which are used to connect the patient to the anesthesia machine and to various patient monitors. Each breathing circuit consists of at least two flexible hoses, a breathing bag, and a "Y" and elbow attachment. Since the breathing circuit needs of hospitals vary significantly, the Company offers a large variety of circuits designed to be compatible with anesthesia equipment manufactured by numerous other companies. Technological advances in the areas of gas sampling, temperature monitoring and humidification have provided the Company with an opportunity to develop many additional varieties of circuits.

     INFUSABLE(R) Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter, usually into the artery or vein of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid-filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. A company acquired by Vital Signs introduced its patented INFUSABLE(R) disposable pressure infusor to the market in late 1986 and early 1987. The Company's infusor, which is used in invasive pressure monitoring and rapid infusion of fluids, consists of an inflatable bladder, a bulb to pump air
into the bladder  and a  pressure  gauge.   The infusor also has a mesh netting
into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system.

     General Anesthesia Systems. The Company assembles and markets General Anesthesia System customized anesthesia kits, which can include more than 20 products, such as air-filled cushion face masks, breathing circuits, blood pressure cuffs and temperature monitoring probes. In marketing the General Anesthesia System kits, the Company's sales representatives use detailed questionnaires to assist in determining the particular products the hospital desires in its anesthesia kits. The Company then manufactures a General Anesthesia System kit to meet the hospital's specific needs.

     Thermadrape(R)  Heat  Retentive  and  Insulating  Drape is a patented  heat retentive surgical covering designed to be a safe, effective and affordable alternative to the active warming blanket. The Thermadrape(R) drape minimizes perioperative heat loss and allows patients to avoid (i) the increased metabolic rate and oxygen uptake associate with post-operative shivering, (ii)
vasoconstriction, (iii) delayed drug clearance and other side effects of "cold stress" and (iv) needless discomfort. Configurations include blankets, head covers, leggings and wraps. Sizes range from pediatric to adult.

     Temp Probe(TM) Temperature Probes. The Company offers a variety of temperature probes (esophageal, tympanic, skin and general purpose) to monitor patients undergoing anesthetic procedures. The Company has expanded its temperature line to accommodate the various physiological patient monitors found in hospitals. The Company's esophageal stethoscope monitors temperature, while also providing the clinician with the patient's heart and lung sounds. In 1995, the ESG(TM) esophageal stethoscope with gastric suction was introduced. This stethoscope adds a gastric suction function to the measurement of temperature and amplification of heart and lung sounds.

     Vital View(TM) Single-Patient Use Fiberoptic Laryngoscope System is designed to assist the anesthesiologist in correctly placing an endotracheal tube within the trachea of the patient. This system has several advantages over traditional metal blade laryngoscope systems, including lowering the risk to both the patient and physician of infection associated with reusable metal blades and handles. In addition, hospital capital outlays for stocking emergency crash carts can be reduced by purchasing the Vital View(TM) system rather than a reusable Fiberoptic system.

     ParaGraph(R) Neuromuscular Blockade Monitor. The ParaGraph(R) neuromuscular blockade monitor and related ParaStim(TM) single-use sensor products provide a simple, accurate and cost-effective means of assessing the level of neuromuscular blockade, a common procedure in anesthetic practice. The Company acquired rights with respect to these patented products during Fiscal 1993 and began sale of these products during Fiscal 1994.

     The Vital Pak(TM) Procedural Delivery System bundles together all of the anesthesia supplies used in a specific procedure (for example, coronary artery bypass grafts) including complementary products manufactured by others, for example sterile pulmonary artery catheter kits. The Company sources these products directly from the manufacturer for the Vital Pak. Each hospital customizes the contents of the Vital Pak(TM) system to match their patient care needs and protocols. This standardization enables the hospital to develop highly efficient processes for utilization and patient charge accounting.

Respiratory and Critical Care Products:

     Manual Resuscitator Products. Manual resuscitators are ventilation devices which are squeezed by hand to force oxygen into a patient's lungs. They are used throughout the hospital in a variety of settings. For example, patients on a ventilator require the use of a resuscitator prior to tracheal suctioning procedures. Another use is in providing oxygen while transporting the patient between the operating room and other critical care units. In addition, resuscitators are typically placed strategically throughout the hospital to provide assistance to patients who have stopped breathing and require resuscitation.

     The Company was the first to offer single-patient use manual resuscitators. The Company's CODE BLUE(TM) and VITAL BLUE(TM) resuscitators are used in emergency situations and in a variety of medical procedures. CODE BLUE(TM) resuscitators are sold in different sizes for infants, children and adults. Both resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections. Most reusable manual resuscitators are costly to sterilize and difficult to fully reassemble. In contrast, CODE BLUE(TM) and VITAL BLUE(TM) resuscitators are relatively inexpensive, and already fully assembled. The Company also offers a specialized line of infant resuscitation products (BabySafe(TM), PediBlue(TM) and BabyBlue(TM) resuscitators) used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe(TM) resuscitators offer the ability to adjust and limit the level of pressure that can be delivered during resuscitation. Oxygen can be delivered without the risk of barotrauma. Baby Safe(TM), PediBlue(TM) and BabyBlue(TM) resuscitators are available in a variety of configurations and sizes to meet the needs of infants and children.

     CleenCuff(TM), Flufficuff(TM), and CUFF-ABLE(R) Blood Pressure Cuffs. The Company manufactures and sells single-patient use blood pressure cuffs which provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, the Company believes that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. The Company's cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

     ACTAR(R) and INFANTRY(R) CPR Training Manikins. The Company manufactures a product line of patented cardiopulmonary resuscitation ("CPR") training manikins. ACTAR(R) manikins are made from four basic components--a head, chest plate, compression piston and disposable lung. The Company also sells the INFANTRY(R) infant-size CPR training manikins. While maintaining the necessary features and anatomical landmarks for CPR practices, ACTAR(R) and INFANTRY(R) manikins are far smaller and less expensive than the full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin rather than sharing a single demonstration model.

     Continuous Positive Airway Pressure ("CPAP") Systems. The Company's face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. The Company's face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and attach the patient to a ventilator. The Company believes that its CPAP systems generally represent a significant advance in the treatment of Adult Respiratory Distress Syndrome (ARDS) and have been found to be clinically effective in the treatment of certain traumatic chest injuries and postoperative atelectasis (collapse of the air sacs in the lungs and other disease states). The system consists of a compact flow generator connected to a dual-valved, air-filled cushion face mask. The face mask is attached to a single-patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lung, thus allowing for more oxygen to diffuse into the patient's blood system.

     HCH(TM) Heat and Moisture Exchangers are designed to ensure proper humidification and reduce heat loss for patients either during anesthesia or while attached to mechanical ventilators. These products also eliminate the problems associated with heated humidifiers and heated wire systems which can be hazardous to patients by overheating and causing burns to the respiratory system. Single-patient use heat and moisture exchangers also reduce the risk of infection associated with reusable heated humidifiers.

     Broselow/Hinkle(TM) Pediatric Emergency System. The Broselow/Hinkle(TM) pediatric emergency system is the product of extensive clinical efforts by Dr. James Broselow and Dr. Alan Hinkle which takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to the Company, consists of: a tape measure having seven color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag cus tom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. With this system, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time. The Broselow/Hinkle(TM) pediatric emergency system may also be sold by the Company in the pediatrician office market.

     Kurtis MSD(TM) Meconium Suction Device. The Kurtis MSD(TM) meconium suction device was developed by a practicing neonatalogist, Peter Kurtis, M.D.. When an infant shows signs of having aspirated meconium, the device provides rapid, controlled intubation and meconium suctioning of newborns in the delivery room. The Kurtis MSD(TM) meconium suction device combines three (3) devices which are normally used in the procedure and, therefore, makes the procedure less cumbersome.

     Misty Ox(R) Respiratory Products. The MistyOx (R) line consists of three respiratory product lines that deliver hydration to a patient. The first is a pre-filled bubble humidifier to deliver low flow and low concentration of oxygen to patients, the second is a nebulizer to deliver medium to high flow and high concentrations of oxygen to patients, and the third is the addition of a regulated heater to the nebulizer. These products may be used on infants, children and adults in many areas of the hospital, including emergency, recovery and critical care.

     Isocath(TM). In October 1996, the Company introduced its Isocath(TM) closed suction system, designed for hospital patients on a ventilator. Isocath(TM) is used when an endotracheal tube is inserted in a patient located in the intensive care setting of a hospital. Additionally, suctioning, one of the most common procedures in intensive care, is performed to keep the patient's lungs free of secretions. Isocath(TM) allows the suction catheter to be advanced into the endotracheal tube without disconnecting the patient from the ventilator. Isocath was designed with an "isolation" chamber to isolate the catheter from the patient's airway while permitting cleaning of the catheter without inadvertently lavaging the patient.

     Vasceze(TM). In October 1996, the Company introduced a needleless, disposable, pre-filled vascular catheter flush device used with IV sets in the home care and hospital market. Vasceze(TM) is a one piece design manufactured using the "blow-fill-seal" process. Vasceze(TM) is filled with either sodium chloride or heparin solutions. The product is uniquely designed to deliver a flush solution at pressures less than that of 10.cc syringes and other flush devices.

Services

     HealthStar Pharmaceutical Services, Inc. ("HealthStar") was acquired in January 1996. HealthStar's principal focus is utilization of the Company's expertise in blow-fill-seal technology for contract packaging customers that need sterile packaging (primarily pharmaceutical and medical device manufacturers). HealthStar can also build blow-fill-seal machines for sale to customers that desire to manufacture in their own plants.

     The Validation Group provides consulting services to companies engaged in the manufacture of medical devices and pharmaceuticals, mainly in the area of compliance with regulations promulgated by the Food and Drug Administration ("FDA").

Market Data

     The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of net sales--continuing product lines represented by the Company's anesthesia products, respiratory and critical care products, and other products.

                                               Year Ended September 30,
                                   ---------------------------------------------------------------
                                         1994                      1995                1996
                                   ---------------------- ---------------------- -----------------
                                   Amount        %       Amount        %           Amount      %
                                                            (Dollars in Millions)
Anesthesia                       $  49.9       60.2     $  54.1       61.7       $  56.4     62.7
Respiratory and Critical Care       32.8       39.6        33.6       38.3          31.7     35.3
Services / Other                      .2         .2          .0         .0           1.8      2.0
                                  ------      -----      ------    -------        ------    ------
Total                             $ 82.9      100.0%    $  87.7      100.0%       $ 89.9    100.0%
                                  ======      =====     =======    =======        ======    ======


Sales, Marketing and Customers

     Historically, the Company's strategy has been to sell its anesthesia and respiratory products to hospitals in the United States through its own sales force and third-party distributors. Given the increased use of national supply distributors by hospitals over the last few years, the Company's sales through these national distributors, such as Baxter and Owens & Minor, have increased to 36% of sales--continuing product lines for Fiscal 1996. The Company's sales force participates with these national distributors in making sales to the hospital. The Company believes this strategy provides it with an advantage over many of its competitors, including competitors who have larger sales forces but whose salespersons do not focus solely upon anesthesia and respiratory products. Vital Signs' sales force, which focuses primarily upon anesthesia and respiratory products, consisted of 84 salespersons in the United States and 18 salespersons internationally at October 1, 1996.

     The Company utilizes an independent distributor for its Actar(R) CPR training manikins and other pre-hospital and emergency care products. The Company has begun to allocate resources to the development of a distributor network for the home care market.

     As new products are developed which can be sold by the Company's sales force, management educates and trains the sales force in the need, use, application and advantages of the Company's products. The Company also holds quarterly training sessions for all salespersons and conducts additional training as it deems appropriate.

     The Company's marketing staff, which works closely with its sales force, collects and analyzes customer responses to new and existing products, participates in the Company's product development program and assists in product training. In addition, the Company's marketing staff develops and helps implement various internal and external promotional activities.

     As have other providers within the medical and healthcare industries, the Company has been confronted with the rising purchasing power of buying groups such as Premier Purchasing Partners, Tenet, Columbia Healthcare and others. While the Company has been successful in signing an agreement with Premier for a broad range of anesthesia products, no assurances can be given of the Company's ability to secure other contracts. The buying power exerted by these entities will have a negative impact on the Company's margins. Industry wide estimates are that such buying groups will continue to exert their power to decrease prices.

     On November 18, 1996, the Company announced it won a dual source supply agreement with Premier Purchasing Partners LP ("Premier") covering a broad range of anesthesia products, including breathing circuits and face masks. Premier is the largest healthcare buying group in the United States. As part of Premier's group purchasing commitment program, the agreement features savings for Premier hospitals and systems which agree to buy 90 percent of the products covered by the agreement from Vital Signs or one other supplier. Pricing for the five-year agreement is effective February 1, 1997.

International Operations

     For the year ended September 30, 1996, international sales accounted for approximately 8% of net sales--continuing product lines, as compared with approximately 5% during 1995 and approximately 3% during 1994.

     Historically, the Company has sold its products in European and other international markets through distributors. However, approximately three years ago the Company sought expansion in Europe by establishing direct sales organizations in the United Kingdom and Germany. In November 1995, the German operations were closed and the sales force was replaced by a distributor.

     In November 1995, the Company announced an exclusive three-year agreement with the Baxter Respiratory Therapy division of Baxter Europe to distribute the Company's anesthesia, respiratory and critical care products in France, Ireland, Belgium, Holland, Spain and Portugal where Baxter has a significant direct sales force. Under the agreement, the Company's UK subsidiary will serve as the exclusive distributor of certain of Baxter's respiratory products in Britain where the Company's UK subsidiary maintains a direct sales organization.

     Beginning in August 1995, Mediziv, a subsidiary of the company located in Israel, assumed responsibility for certain of the assembly and logistics requirements for the Company's European operations. In September 1996 the operations of Mediziv were refocused by discontinuing the manufacture of certain product lines and concentrating on manufacturing Vital Signs' products for the International market.

     In January 1996, the Company opened a sales office in Beijing to support sales development in the Peoples Republic of China and Hong Kong through distributors. The Company's sales in China for fiscal 1996 are not significant.

     In September 1996, the Company announced the execution of agreements with Teva Medical, Ltd., a subsidiary of Teva Pharmaceuticals, a leading Israeli provider of healthcare products. Teva Medical will be the Company's exclusive distributor in Israel, Egypt and Jordan and will manufacture certain of the Company's products. The Company will also distribute certain of Teva's products in the United States and United Kingdom.

     It is the Company's intention to augment the international sales effort through strategic alliances wherever possible, although no assurance can be made that any such alliances can be completed.

Research and Development

     The Company regards the element of innovation in its product lines to be an essential part of its overall strategy. The principal focus of the Company's research and development effort is to develop product solutions to problems experienced by health care professionals. The Company's principal development activities are directed toward expanding clinical applications of the Company's existing products, resulting in improvements to the anesthesia products (such as the face mask, breathing circuits and anesthesia kits) where the Company maintains a substantial market position. Moreover, the internal R&D staff maintains collaborative relationships with external professionals.

     During Fiscal 1996 the Company's principal R & D focus was on two new product opportunities. Both products were launched in October 1996. The first product, a flush device for vascular access catheters (Vasceze(TM)), will be utilized in both the hospital setting and in the rapidly expanding homecare field. In December 1995, the Company received 510k clearance by the FDA to market this new device for both saline and heparin applications. Manufacturing of Vasceze(TM) is being performed in Germany and was in full production by the end of December, 1996.

     The other addition to the Company's products is the Isocath(TM) closed suction system designed for use on ventilated patients. The Isocath(TM) system has already received FDA 510k clearance for marketing the system in the United States. The single-use system reduces the risk of infection for both patient and care giver. Although initial marketing of Isocath(TM) started in October, 1996, full production is planned for January, 1997. The Company's statement regarding its plans for full production constitutes a forward-looking statement under the Reform Act. Actual commencement of full production could be delayed substantially beyond January 1997 as a result of unanticipated difficulties in the manufacturing process.

     The Company expects to continue to rely in part on its internal staff and in part on outside professionals to perform research and development on anesthesia and respiratory products. The Company's research and development expenses aggregated approximately $4,493,000, $3,865,000 and $3,595,000 respectively, for Fiscal 1994, 1995 and 1996.

Medical Advisor

     The Company has retained the services of Bernard Wetchler, M.D., as the Company's Medical Director in order to provide the Company with medical expertise in all facets of the delivery of anesthesia services. Dr. Wetchler is Clinical Professor of Anesthesiology at the University of Illinois College of Medicine, as well as Chair, Executive Committee, World Federation of Societies of Anesthesiologists; past President of the American Society for Ambulatory Anesthesia; and past President, Illinois Society of Anesthesiologists.

EchoCath, Inc.

     The Company owns a minority interest in EchoCath, Inc., ("EchoCath"), a publically held corporation organized to develop, produce and sell certain catheter products that utilize ultrasound guided technology. Terence D. Wall, the Company's President and Chief Executive Officer, and Anthony J. Dimun, the Company's Chief Financial Officer, also own minority interests in EchoCath. The Company's interest in EchoCath is accounted for under the equity method through which the Company's entire investment has been charged to operations.

Product Liability Exposure

     As with other health care product suppliers, the Company is exposed to potential product liability resulting from the use of the Company's products. The Company presently carries product liability insurance coverage which generally protects the Company against claims of bodily injury or property damage arising out of any products manufactured, sold or distributed by the Company. If a product liability suit were filed and a judgment entered against the Company or the Company entered into a settlement agreement, the business, results of operations and financial condition of the Company could be materially adversely affected if such judgment or settlement exceeded the limits of the Company's coverage.

     There can be no assurance that the Company's insurance will be sufficient to cover product liability claims that could arise or that such coverage will remain available to the Company on satisfactory terms, if at all.

Manufacturing and Quality Control

     General

     The Company's facilities in Totowa, New Jersey; Burnsville, Minnesota; Malvern, Pennsylvania; Orange, California; Riviera Beach, Florida; Barkan, Israel and Kuala Lumpur, Malaysia are the principal manufacturing locations for certain of the Company's products, including anesthesia breathing circuits, filters, blood pressure cuffs, infusables, manual resuscitators and catheters, and are utilized for the assembly, testing and packaging of many of its products. Plastic components incorporated in certain products are molded to the Company's specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by the Company. The Company's suppliers typically are presented with written specifications to assure that components are manufactured in conformity with the Company's design.

     Given the ultimate use of many of the Company's products within the operating room and critical care units of hospitals, the Company conducts quality control testing in its various facilities. Substantially all such testing is subject to governmental regulation. Pursuant to United States Food and Drug Administration ("FDA") regulations, the Company is required to maintain records of all raw materials received, tested and used in the manufacturing process. See "Regulation."

     Re-engineering Efforts

     During Fiscal 1994, 1995 and 1996, in light of the cost sensitive environment resulting from various health care reform proposals, the Company implemented productivity improvement programs with the help of an independent consultant. This program resulted in cost efficiencies in manufacturing, administration and other operating functions with a reduction in the Company's work force by approximately ten percent. The management of the Company continues to monitor and challenge processes and costs across its operations with the objective of continuous cost reduction/productivity improvement.

     Significant Suppliers

     In 1980, the Company acquired the rights to its air-filled cushion face mask--the Company's highest volume product--through a collaboration arrangement with Respironics, Inc. ("Respironics"). The Company purchases its face masks from Respironics, a single source which manufactures the face mask from sites in Hong Kong and the People's Republic of China. The Company's supply agreement with Respironics requires Respironics to supply air-filled, cushion face masks of various specifications to the Company on an exclusive basis for anesthesia purposes, and obligates the Company to purchase all of its anesthesia face masks from Respironics as long as Respironics is the low cost supplier. The Company has had a series of supply agreements with Respironics since June 1980; the current supply agreement will govern the supply of anesthesia face masks by Respironics to the Company through June 1997. Discussions are ongoing concerning the extension of this agreement.

     If the supply of face masks from Respironics should be interrupted or cease for any reason, the Company would seek to find alternative developers and suppliers of face masks. In such event, the Company would experience disruption in its business. No assurance can be given that, in the event of such an interruption or cessation, the Company could, in fact, maintain its required supply of face masks in a quantity and at a cost that would not have a material adverse effect on the business and operating results of the Company. The Company's policy is to maintain a sufficient stock of face masks to lessen the impact of any temporary production or supply disruption. The Company's agreement with Respironics provides certain protections to the Company with respect to molds utilized by Respironics.

     The Company's new Vasceze(TM) product is manufactured in Germany. Because of the complicated manufacturing process involved, a disruption in the manufacturing procedure would impact the Company's abilities to fill orders for Vasceze(TM) in the short term. For substantially all other products, the Company believes that alternative sources of supply are available for such components and that the loss of any such supplier would not have a material adverse effect upon the Company's financial condition.

Sales Backlog

     The Company does not believe that backlog is a meaningful measure of its business, since its objective is to ship all orders within relatively short time frames.

Competition

     The principal competitive factors in the Company's markets include innovative product design, product quality, established customer relationships, name recognition, distribution and price. The Company believes that its products compete favorably with respect to these factors, although certain of the Company's competitors may have greater financial and marketing resources or broader product lines.

     The Company's competitive environment can be characterized as fragmented, often with as many as twelve different companies competing with regard to a specific product. As a result, the Company's competition varies from product to product. The Company's primary competitors include Intertech Resources Inc., a subsidiary of Smith Industries (face masks, breathing circuits, resuscitators and anesthesia kits), Baxter International Inc., (breathing circuits and anesthesia kits), King Systems (face masks and anesthesia circuits), Stat Labs (pressure infusors) and Critikon (blood pressure cuffs). The Company's newly introduced Vasceze product faces competition from Solopak, Sanofi-Winthrop and Wyeth/Ayerst, who provide pre-filled syringe catheter devices. The primary competitors for the Company's Isocath product are Ballard Medical and Smith Industries.

Regulation

     As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. The Company must comply with a variety of regulations, including the Current Good Manufacturing Practice ("CGMP") regulations of the FDA, and is subject to periodic inspections by the FDA and applicable state and foreign agencies. Enforcement of CGMP requirements has increased significantly in recent years, and the FDA has publicly stated that compliance would be more strictly scrutinized. If the FDA believes that its regulations have not been fulfilled, it may invoke extensive enforcement powers. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to receive premarket clearances or approvals, withdrawal of approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with CGMP requirements and are subject to other general controls including premarket notification
(510k). Class II devices are subject to the same controls as Class I and also may be subject to specific controls (e.g., performance standards, postmarket surveillance, patient registries and FDA guidelines) and are subject to pre-market notification (510k). Class III devices are those devices for which pre-market approval ("PMA") (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness.

     To date, all of the Company's products are classified as either Class I or Class II. Many new medical devices and some modifications to existing medical devices, including most of the Company's products, are subject to a pre-market notification process pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act. Further, current FDA enforcement policy prohibits the marketing of approved or cleared medical devices for unapproved or uncleared uses. Products which do not receive clearance through the FDA's 510(k) notification process are subject to much lengthier and more complex pre-marketing approval ("PMA") procedures.

     No assurance can be given that the FDA or foreign regulatory agencies will give on a timely basis, if at all, the requisite clearances or approvals for any of the Company's medical devices which are under development. Moreover, after clearance or approval is given, these agencies may have the power to withdraw clearances or approvals or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective. The process of obtaining clearances or approvals to market products can be costly and time consuming and can delay the marketing and sale of the Company's products.

     The FDA has recently finalized changes to its CGMP regulations, including design controls, which will likely increase the cost of compliance with CGMP requirements. Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to additional change. In the future, the Company cannot predict what impact, if any, such changes might have on its business.

     Over the past several years, the public and the federal government have focused considerable attention on reforming the health care system in the United States. The Clinton Administration pledged to bring about a reform of the nation's health care system and, in September 1993, President Clinton outlined the Clinton Administration's plan for health care reform. Included in the proposal were calls to control or reduce public and private spending on health care, to reform the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, which could include overall limitations on federal spending for health care benefits, and to provide universal access to health care. While the political climate appears to have changed with respect to sweeping health care reform, health care reforms on an issue by issue basis have been reported to be a focus in the new Clinton Presidential term, and such reforms may ultimately be enacted. No assurance can be given that any such reforms will not have a material adverse effect on the Company. Any such effect may be magnified by the advent of "managed care," which may render sales to hospitals more cost sensitive and which has already had an impact within the medical industry and related fields.

     The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection and fire hazard control. There can be no assurance that the Company will not be required to incur significant expenses to comply with such laws and regulations in the future.

Patents

     While the Company possesses certain patents, has filed certain patent applications and has increased its efforts to acquire and develop patented products, the Company believes that the ownership of patents is not critical to its ability to compete with respect to most of the products in its product line. The Company has, however, pursued patent protection when in the reasonable judgement of management such efforts may tend to provide the Company with competitive advantages.

Employees

     At September 30, 1996, the Company had 647 full-time employees and 11 part-time employees. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

     The Company's executive offices, principal manufacturing plant and principal warehouse facilities are located in Totowa, New Jersey. These facilities, consisting of approximately 154,000 square feet, are owned by the Company. The Company's other substantial facilities -- approximately 35,000 square feet in Burnsville, Minnesota; 14,348 square feet in Malvern, Pennsylvania; 39,600 square feet in Riviera Beach, Florida; 17,756 square feet in Orange, California and 17,690 square feet in Barkan, Israel are leased by the Company. The Company also leases office, assembly and warehouse space in England and Malaysia.

Item 3.  Legal Proceedings

     In September 1994, two separate complaints were filed against the Company (one in U.S. District Court for the Northern District of Illinois and the other in U.S. District Court for the Western District of Louisiana), each of which allege patent infringement with respect to certain of the Company's resuscitator products and seek money damages and injunctive relief. The Louisiana matter was withdrawn by the plaintiff and the suit was dismissed in 1996. In the Illinois action discovery will close shortly and the matter will be placed on the court's trial calendar awaiting a trial date. The Company denies the material allegations of the Illinois complaint and intends to vigorously defend this matter.

     The Company is involved in other legal proceedings arising in the ordinary course of business. The Company cannot predict the outcome of all of its legal proceedings with certainty. However, based upon its review of pending legal proceedings, the Company does not believe that its pending legal proceedings are material to its financial condition, its results of operations or its liquidity. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements under the Reform Act. The actual impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A.  Executive Officers of the Registrant

     The Company's executive officers are as follows:

                                                        Positions with
Name                             Age*                     the Company

Terence D. Wall                  55            President, Chief Executive
                                               Officer and Director
Anthony J. Dimun                 53            Executive Vice President,
                                               Chief Financial Officer,
                                               Treasurer, Secretary and
                                               Director
Dennis Fenstermaker              50            Vice President - Manufacturing
                                               and General Manager

Barry Wicker                     56            Executive Vice President -
                                               Sales and Marketing, and Director
*  As of September 30, 1996.

     Terence D. Wall founded the Company in 1972 and has been President, Chief Executive Officer and a director of the Company since that time. He has also invested in and serves on the Board of Directors of EchoCath and certain health care businesses, including Sonokinetics Corp., a manufacturer of an ultrasonic orthopedic cement removal device ("Sonokinetics"), Bionix Inc., a manufacturer of biosorbable medical devices for orthopedic and other applications ("Bionix"), and Exogen, a manufacturer of an ultrasonic bone healing device. Prior to founding the Company, he held various sales and marketing positions with The Foregger Co. (a manufacturer of anesthesia products and a division of Air Products and Chemicals, Inc.), the medical division of Westinghouse Corporation and the medical division of American Optical Corporation. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975. For the foreseeable future, the Company will remain dependent upon the efforts of Mr. Wall. The Company does not maintain key man life insurance on Mr. Wall's life.

Anthony J. Dimun, a certified public accountant, has been a director of the Company since August 1987. On March 1, 1991, Mr. Dimun became an Executive Vice President and the Chief Financial Officer of the Company and on December 1, 1991 he became the Secretary and Treasurer of the Company. Mr. Dimun is also a shareholder and Board member of EchoCath and Bionix. From July 1989 through February 1991, he served as Senior Vice President of First Atlantic Capital Ltd., a United States affiliate of an international merchant banking group. From August 1987 until December 1987, he served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. From 1978 until August 1987, he was a partner in the accounting firm of Goldstein Golub Kessler & Company, P.C., which has examined the Company's financial statements for more than the past five years. He served as a senior audit manager with Ernst & Whinney (a predecessor of Ernst & Young) prior to joining Goldstein Golub Kessler & Company, P.C. in 1976. He received a Bachelor of Science degree from Rider University in 1965.

     Dennis Fenstermaker joined the Company in June 1992 as Director of Manufacturing and became Vice President - Manufacturing and General Manager in

October 1993. Prior to joining the Company, he held various manufacturing and engineering management positions with Sterling Drug Inc. (a pharmaceutical manufacturer and distributor) for more than ten years, including Director of
Engineering Services and Plant Manager, and with Johnson & Johnson (a manufacturer and distributor of health care products) for more than ten years. Mr. Fenstermaker earned a Bachelor of Science degree in Commerce and Engineering Sciences from Drexel University in 1969 and a Master of Business Administration degree from Rider University in 1973.

     Barry Wicker has served as a director and an Executive Vice President of the Company since 1985 (with primary responsibility for sales and marketing). Mr. Wicker joined the Company in 1978 as National Sales Manager and became Vice President - Sales in 1981. Prior to joining the Company, he held various marketing and sales positions with The Foregger Co. over a 20 year period.

     Each of the Company's executive officers serves as such at the pleasure of the Board.

                                     PART II

Item 5. Market for the Registrant's  Common Equity and Related  Stockholder
Matters

     The Company's Common Stock (the "Common Stock") is traded in the over-the-counter market and quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market System, and the cash dividends declared per share of Common Stock, for the periods indicated:

                                                                                          Dividend
                                                          High             Low            Per Share
                                                          ----             ---            ---------

   Fiscal Year Ended September 30, 1995:

    Quarter ended December 31, 1994                      $11-7/8         $10-1/8        $   .02
    Quarter ended March 31, 1995                          14-1/4          10-7/8            .02
    Quarter ended June 30, 1995                           17-1/4          13                .02
    Quarter ended September 30, 1995                      22-3/4          16-1/8            .03

    Fiscal Year Ended September 30, 1996:

    Quarter ended December 31, 1995                      $26-3/8        $ 17-3/8       $    .03
    Quarter ended March 31, 1996                          31-5/8          23-5/8            .03
    Quarter ended June 30, 1996                           25-1/2          18-1/2            .03
    Quarter ended September 30, 1996                      23-1/2          18-3/4            .03

     As of September 30, 1996, there were approximately 475 holders of record of the Common Stock.

     During Fiscal 1996, the Company declared and paid cash dividends of $0.12 per share. Payment of cash dividends in the future will depend upon the financial condition, capital requirements, loan agreement restrictions and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

     The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     Certain acquisitions occurring on or before September 30, 1996, including HealthStar Pharmaceutical Services, Inc. (acquired in January 1996), Misty Ox (acquired in December 1995), Coast Medical, Inc. (acquired in October, 1995), Mediziv Medical Products, Ltd. (acquired in July 1995), Actar Airforce, Inc. (acquired in June 1992), Thomas Medical Products, Inc. (acquired in September
1992), and O.R. Concepts, Inc. (acquired in November 1992), have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective acquisition dates. See the Notes to the Consolidated Financial Statements.


                                                              Year Ended September 30,
                                        _______________________________________________________________________
                                          1992             1993            1994           1995           1996
                                                           (In thousands, except per share data)


Income Statement Data:
Net sales--continuing product lines   $   65,661        $  77,182     $  82,937      $  87,651    $   89,922
Net sales--product line disposed                            2,696         2,187          1,902           808
Cost of goods sold                       (27,019)         (34,247)      (37,594)       (38,279)      (38,418)
                                        --------         --------      --------       --------      --------
Gross profit                              38,642           45,631        47,530         51,274        52,312
                                        --------         --------      --------        -------      --------
Operating expenses:
   Selling, general and administrative    20,463           23,685        27,317         23,629        23,491
   Research and development                2,963            3,856         4,493          3,865         3,595
   Interest income                          (585)            (773)         (781)        (2,406)       (2,508)
   Merger and litigation expenses          1,167
   Interest expense                          611              640           555            382           346
   Special charges                                                       10,643
   Other (income) expense                 (1,156)            (731)         (969)           162        (1,635)
   Goodwill amortization                                      381           462            354           643
                                         --------         --------      --------        -------      --------
                                          23,463            27,058        41,720        25,986        23,932
                                         --------         --------      --------        ------      --------

Income before provision for
   income taxes                           15,179           18,573         5,810         25,288         28,380
Provision for income taxes                 4,776            5,899         4,132          9,154          9,591
                                         -------         --------       -------       ---------    ----------
Net income                             $  10,403         $ 12,674      $  1,678       $ 16,134     $   18,789
                                       =========         ========      ========       ========     ==========
Net income per share                   $     .81         $    .98      $    .13       $   1.24     $     1.44
                                       =========         =========     =========      ========     ==========
Dividends per share                    $                 $             $    .02       $    .09     $      .12
                                       =========         =========     =========      ========     ==========
Weighted average number of
   shares outstanding                     12,876           12,990        12,994         12,991          13,045
                                       =========         =========     =========      =========    ===========



                                                              September 30,
                                        ____________________________________________________________________
                                         1992             1993          1994           1995         1996
                                                       (In thousands)
Balance Sheet Data:

   Working capital                     $ 45,529         $ 46,869      $ 50,409        $ 32,885     $ 44,820
   Total assets                          78,950           92,200        91,773         110,421      123,756
   Long-term debt, excluding
     current installments                 6,433            5,829         3,700           3,200        2,700
   Total stockholders' equity            63,814           76,138        77,658          92,645      110,239


--------
1 The Company disposed of its endoscopic product line during Fiscal 1996, has reflected net sales of that product line as a separate line item in the table set forth above and has included in other (income) expense for Fiscal 1996 a $174,000 gain on the sale of that product line. Expenses of that product line were not material to the Company's results of operations (other than expenses included in a special charge for Fiscal 1994). Accordingly, such expenses are included within cost of goods sold and operating expenses in the table set forth above.

2 The reduction in working capital in Fiscal 1995 is primarily attributable to the acquisition of certain marketable securities which are not classified as current assets and the acquisition of Mediziv. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Introduction

     The Company disposed of its endoscopic product line during Fiscal 1996. See
Item 6 of this Annual Report on Form 10-K. In its analysis of the Company's results of operations, management views net sales from continuing product lines (i.e., excluding the revenues derived from its endoscopic product line) as the relevant revenue base from which to make analytic comparisons. Since the expenses of the endoscopic product line were not material to the Company's results of operations (other than expenses included in a special charge for Fiscal 1994) and did not vary substantially prior to the discontinuation of that product line, management's analysis below includes within all line items other than sales the results of operations of both the Company's continuing product lines and the Company's discontinued endoscopic product line.

     Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of income.

                                      Increase (Decrease) from Previous Year (1)
                                      Fiscal 1995             Fiscal 1996
                                      Compared with           Compared with
                                      Fiscal 1994             Fiscal 1995
                                      ----------------        -----------

Net sales--continuing product lines         5.7%                   2.6%
Cost of good sold                           1.8                     .4
Gross profit                                7.9                    2.0
Selling, general and
  administrative expenses                 (13.5)                   (.6)
Research and development
  expenses                                (14.0)                  (7.0)
Income before provision
  for income taxes                        335.2                   12.2
Provision for income taxes                121.5                    4.8
Net income                                861.5                   16.5


______________
(1) Percentage changes with respect to certain line items in the Company's consolidated statements of income have been omitted since they are not meaningful. The substantial changes from Fiscal 1994 to Fiscal 1995 in the last three line items above relate primarily to special charges taken during the fourth quarter of Fiscal 1994.

       Fiscal 1996 Compared to Fiscal 1995 (See "Introduction")

     Net sales--continuing product lines for the year ended September 30, 1996 increased by 2.6% compared with the same period last year. The increase was due primarily to an increase in unit sales and the acquisition of the Misty Ox(R) product line and HealthStar Pharmaceutical Services. Prices did not have a material effect on net sales during these periods.

     Sales of anesthesia products (representing 62.7% of net sales -- continuing product lines), grew 4.3% from the year ended September 30, 1995 to the year ended September 30, 1996. Sales of critical care and respiratory products (representing 35.3% of net sales -- continuing product lines) decreased by 5.7%. Other products, accounting for 2.0% of net sales -- continuing product lines, increased by 100% from the comparable period in Fiscal 1995, reflecting the Company's acquisition of HealthStar Pharmaceutical Services.

     Gross profit increased by 2% in absolute dollar amount, primarily due to the Company's re-engineering and cost reduction efforts offset by sales of certain products with gross margins below the Company's average gross margin, as well as the sales price pressure that is evident within the cost conscious health care industry today. Such re-engineering efforts consisted of a revuew of material business processes with the goal of assuring that business objectives were being met on a cost-efficient basis.

     Selling, general and administrative expenses decreased as a percentage of sales--continuing product lines from 27.0% of sales to 26.1% of sales. Total selling, general and administrative expenses decreased by .6%, as the result of the Company's re-engineering efforts, offset by increases in freight and sales costs to support international sales growth and the acquisitions of Coast Medical, Inc., and HealthStar Pharmaceutical Services.

     Research and development (R&D) expenses decreased by approximately 7.0% in dollar volume, as the result of re-engineering. The Company continues to make a commitment to new product development as evidenced by its recent announcement of two new products (a single-use flush device and a single-use closed suction catheter). See "Business-Research and Development".

     Other income/expense primarily includes dividend income earned on investments, gain on the sales of cash investments and the gain on sale of the Company's O.R. Concepts' endoscopic product line, offset by charitable contributions of inventory. In addition, during the fourth quarter the Company recognized other income of $1,000,000 relating to the sale of its interest in Cardiologics, L.L.C., a joint venture engaged in the early stage development of cardiovascular products. The sale, made to a related party, was completed in order to enable the Company to focus its efforts upon its core product lines, anesthesia and critical care.

     The Company's effective tax rates were 33.8% and 36.2% for Fiscal 1996 and 1995, respectively. The 1996 rate was less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards.

     On November 18, 1996, the Company announced it won a dual source supply agreement with Premier Purchasing Partners LP ("Premier"), an affiliate of the largest healthcare purchasing group in the United States (see page 9). This agreement covers a variety of anesthesia products and provides for favorable pricing in exchange for committed purchasing volume (90%) of usage from the member hospitals. The agreement covers a five year term and begins February 1, 1997. Based on current membership data, management anticipates that the effect on operating income and gross margin contribution (dollars) will not be dilutive in spite of lower pricing and gross margin percentages. This statement constitutes a forward-looking statement under the Reform Act. The effects of the contract could differ materially from these estimates as the contract is implemented, if the volume of purchases is less than anticipated, if the Company is required to incur unanticipated selling expenses or if the product mix purchased does not result in anticipated manufacturing efficiencies.

Fiscal 1995 Compared to Fiscal 1994 (see "Introduction")

     Net sales--continuing product lines for the year ended September 30, 1995 increased by 5.7% compared with the same period last year. The increase was due primarily to an increase in unit sales and the introduction of certain new products. Prices did not have a material effect on net sales during these periods.

     Sales of anesthesia products (representing 61.7% of net sales -- continuing product lines) grew 8.4% from the year ended September 30, 1994 to the year ended September 30, 1995. Sales of critical care and respiratory products (representing 38.3% of net sales -- continuing product lines) increased by 2.4%.

     Gross profit increased by 7.9% in absolute dollar amount, primarily due to the Company's re-engineering and cost reduction efforts commenced in the fourth quarter of Fiscal 1994.

     Selling, general and administrative expenses decreased as a percentage of sales--continuing product lines from 32.9% of sales to 27.0% of sales. Total selling, general and administrative expenses decreased by 13.5%, largely attributable to direct sales force reductions in Germany and O.R. Concepts as the Company moved from direct sales to sales through dealers. The Company also commenced (in Fiscal 1994) a broad-based re-engineering process in its operating areas which accounted for a large portion of the reduction in such expenses.

     Research and development (R&D) expenses decreased by 14.0% in dollar volume, primarily due to reduced activity in O.R. Concepts due to the anticipated future sale of that business. On a percentage of sales -- continuing product lines basis, these expenses decreased by 1%.

     Other income/expense primarily includes dividend income earned on investments, offset by charitable contributions of inventory. Dividend income in Fiscal 1995 decreased by $1.4 million, primarily due to a shift to interest bearing investments.

     Net earnings for both the September 1994 fourth quarter and year end were impacted by special charges in the fourth quarter which aggregated $10,643,000 before tax. These special charges included the following:

     (i) German Operations. The Company's activities in Germany through September 30, 1994 consisted of a direct sales force of seven persons and an administrative, distribution and assembly facility that serviced local German customers and distributors throughout Europe. Through September 30, 1994, costs associated with such efforts were disproportionate to anticipated revenues. A decision was made to restructure the manner in which the Company's German operations function both as to marketing and distribution. This decision resulted in a special charge to operations of $1.3 million.

     (ii) O.R. Concepts. Sales and operating results of the Company's O.R.C. subsidiary have been disappointing since the acquisition in Fiscal 1993. Accordingly, in the fourth quarter, a decision was made to write down a portion of the goodwill initially recognized with respect to this acquisition and to record reserves relating to severance costs and other aspects of O.R.C.'s reduced operations. The total fourth quarter special charges relating to O.R.C. was $3.9 million.

     (iii) Cost Reduction Program. During Fiscal 1994, the Company implemented a program to reduce costs and improve operating efficiencies. The fourth quarter special charges include $.9 million attributable to (i) fees paid to a consultant for recommendations made relating to the Company's manufacturing, administrative and other internal functions and (ii) associated severance costs.

     (iv) Investment Portfolio Losses. During the fourth quarter of fiscal 1994, the Board of Directors revised its investment strategies and retained three consultants to manage the Company's marketable securities. As a result of these actions, the Company was required to recognize losses of $3.0 million, reflecting declines in the market value of certain debt securities (none of which were derivative securities) held by the Company.

     (v) Other. The Company made other reevaluations, relating to various assets and liabilities on its balance sheet, which resulted in aggregate special charges of $1.6 million.

     The Company's effective tax rates were 36.2% and 71.1% for Fiscal 1995 and 1994, respectively. The 1995 rate was less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards, R & D and other tax credits and a reduced tax rate on capital gains and dividend income.

Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations (which produced $15.7 million of cash in fiscal 1996) as well as the funds generated from its initial and second public offerings and certain bank borrowings. The combined net carrying value of marketable securities, cash and cash equivalents and long-term marketable securities was approximately $46,536,000 at September 30, 1996, an increase of $1,520,000 over the prior year. The increase resulted primarily from the sale of the O.R. Concepts endoscopic product line and cash from operations, offset by acquisitions of property, plant and equipment, dividend payments, principal payments on the Company's long-term debt and the acquisitions of Coast Medical, Inc., HealthStar Pharmaceutical Services, Inc., and the Misty Ox product line.

     At September 30, 1996, the Company had working capital of $44.8 million and its current ratio was 6.1 to 1, as compared to $32.9 million and 3.6 to 1 at September 30, 1995. The Company continues to maintain a substantial working capital position. Its current policy is to retain such working capital and earnings for use in its business, subject to the payment of certain cash dividends. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

     The Company has a $10 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

     Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future.

Item 8.  Financial Statements and Supplementary Data

     The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                                  Page

Independent Auditor's Report                                      F-1

Consolidated Balance Sheet as of
  September 30, 1995 and 1996                                     F-2

Consolidated Statement of Income
  for the years ended
  September 30, 1994, 1995 and 1996                               F-3

Consolidated Statement of Stockholders'
  Equity for the years ended
  September 30, 1994, 1995 and 1996                                F-4

Consolidated Statement of Cash
  Flows for the years ended
  September 30, 1994, 1995 and 1996                                F-5

Notes to Consolidated Financial Statements                         F-6



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Vital Signs, Inc.


We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

November 14, 1996

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                     ASSETS
                                                              September 30,
                                                       1996                 1995
                                                            (in thousands)
Current Assets:
   Cash and cash equivalents (Note 1)               $   17,747         $  8,334
   Marketable securities (Notes 1 and 5)                   602            3,757
   Accounts receivable, less allowance
     for doubtful accounts of $169
     and $285, respectively (Notes 15 and 16)           13,887           15,300
   Inventory (Notes 1 and 3)                            13,013           11,325
   Prepaid expenses and other
     current assets (Note 4)                             8,279            6,936
                                                     ----------          -------
       Total current assets                             53,528           45,652
Property, Plant and Equipment - net (Notes 1 and 6)     21,131           12,674
Marketable Securities (Notes 1 and 5)                   28,187           32,925
Goodwill (Notes 1 and 2)                                16,619           15,419
Other Assets                                             4,291            3,751
                                                    ----------         ---------
       Total Assets                                  $ 123,756         $110,421
                                                    ==========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 $    4,066         $  3,017
   Current portion of long-term debt (Note 7)              500              500
   Accrued expenses                                      2,406            4,936
   Amounts payable relating to acquisitions                236            2,911
   Deferred income taxes payable (Notes 1 and 13)        1,500            1,403
                                                     ---------           -------
       Total current liabilities                         8,708           12,767
Deferred Income Taxes Payable (Notes 1 and 13)           1,334              993
Long-term Debt (Note 7)                                  2,700            3,200
Other liabilities                                          775              816
                                                    ----------         ---------
       Total Liabilities                                13,517           17,776
                                                    ----------         ---------
Commitments and Contingencies (Notes 2, 10 and 11)
Stockholders' Equity  (Note 12)
       Common stock - no par value;
          authorized 40,000,000 shares,
          issued 13,062,701 and 12,999,078
          shares, respectively                          29,666           29,015
       Allowance for aggregate unrealized loss on1
         marketable securities (Notes 1 and 5)            (426)            (100)
       Retained earnings                                80,999           63,730
                                                   ------------       ----------
         Stockholders' equity                          110,239           92,645
                                                   ------------       ----------
         Total Liabilities and Stockholders' Equity $  123,756        $ 110,421
                                                   ============        =========

                 See notes to consolidated financial statements
                                       F-2

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME


                                                   For the Year Ended
                                                       September 30,
                                              ------------------------------
                                              1996          1995            1994
                                              ----          ----            ----
                                         (in thousands except per share amounts)

Net sales-continuing product
  lines(Notes 1 and 16)                   $  89,922     $   87,651   $   82,937
Net sales-product line disposed                 808          1,902        2,187

Cost of goods sold                          (38,418)       (38,279)     (37,594)
                                           --------       --------      --------

Gross profit                                 52,312         51,274       47,530
                                           --------       --------     ---------

Operating expenses:
   Selling, general and administrative       23,491         23,629       27,317
   Research and development                   3,595          3,865        4,493
   Interest income                           (2,508)        (2,406)        (781)
   Interest expense (Note 7)                    346            382          555
   Special charges (Note 9)                                              10,643
   Other (income) expense (Notes 1, 8 and 14)(1,635)           162         (969)
   Goodwill amortization                        643            354          462
                                          ----------     ---------    ----------
                                             23,932         25,986       41,720
                                          ----------     ----------   ----------

Income before provision for income taxes     28,380         25,288        5,810
Provision for income taxes (Notes 1 and 13)   9,591          9,154        4,132
                                          ---------     ----------    ----------

Net income                               $   18,789      $  16,134    $   1,678
                                         ==========      =========    ==========

Net income per share (Note 1)           $      1.44      $    1.24    $     .13
                                        ===========      =========    ----------

Weighted average number of shares            13,045         12,991       12,994
                                        ===========       ========    ==========



                 See notes to consolidated financial statements
                                       F-3

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                  Allowance for
                                                                                Aggregate Unrealized
                                                                                     Loss on
                                                        Common Stock                 Marketable          Retained      Stockholders'
                                                     Shares      Amount              Securities          Earnings          Equity
                                                     ------      ------              ----------          --------      -------------
                                                                        (dollars in thousands)

Balance at September 30, 1993                     13,000,116     $  29,081            $  (313)           $   47,370       $  76,138

Purchase of treasury
   stock net of reissuance                            (9,554)         (115)                                     (21)           (136)
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                               238                                   238
Dividends paid ($.02 per share)                                                                                (260)           (260)
Net income                                                                                                    1,678           1,678
                                                 -----------     ---------            --------           ----------       ---------
Balance at September 30, 1994                     12,990,562        28,966                (75)               48,767          77,658

Purchase of treasury
   stock net of reissuance                              (459)           (6)                                      (1)             (7)
Exercise of stock options                              8,975            55                                                       55
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                               (25)                                  (25)
Dividends paid ($.09 per share)                                                                              (1,170)         (1,170)
Net income                                                                                                   16,134          16,134
                                                 -----------     ----------           --------             ---------        --------
Balance at September 30, 1995                     12,999,078        29,015               (100)               63,730          92,645


Reissuance of treasury
   stock net of purchase                               4,129            (8)                                      45              37
Exercise of stock options                             59,494           659                                                      659
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                              (326)                                 (326)

Dividends paid ($.12 per share)                                                                              (1,565)         (1,565)

Net income                                                                                                   18,789          18,789
                                                  ----------     ---------            -------            ----------       ---------
Balance at September 30, 1996                     13,062,701     $  29,666            $  (426)           $   80,999       $ 110,239
                                                  ==========     =========            ========           ==========       =========




                 See notes to consolidated financial statements
                                       F-4

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    For the Year Ended
                                                       September 30,
                                               --------------------------------
                                               1996          1995          1994
                                               ----          ----          ----
                                                       (in thousands)
Cash flows from operating activities:
   Net income                             $   18,789     $ 16,134       $ 1,678
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization           2,322        1,535         1,315
       Deferred income taxes                     438          674          (931)
       Amortization of goodwill                  643          354           462
       Amortization of deferred credit          (100)        (100)         (100)
       Net (gain) loss on sales of available-
          for-sale securities                   (608)        (429)          774
       Net gain on sale of product line         (174)
       Write down of goodwill                                             3,000
       Write down of fixed assets                                           213
       Debt issue costs                                                     124
       Changes in operating assets and
          liabilities:
          (Increase) decrease in
             marketable securities                          2,768        (1,517)
          (Increase) decrease in
             accounts receivable               2,319       (3,323)          242
          (Increase) in inventory             (1,963)        (967)       (1,040)
          (Increase) decrease in
             prepaid expenses and
             other current assets             (1,481)       1,509        (1,686)
          (Increase) decrease in other assets   (431)         639            75
          Increase (decrease) in accounts payable
             and accrued expenses             (4,068)         367         2,916
                                              -------      ------       --------
             Net cash provided by
               operating activities           15,686       19,161         5,525
                                              -------      ------       --------
Cash flows from investing activities:
   Acquisition of property, plant
     and equipment                            (8,611)      (2,026)       (2,278)
   Cash received for the sale of product line  2,786
   Proceeds from the maturity of a held-
     to-maturity security                                                 1,020
   Purchases of available-for-sale securities(44,882)     (68,864)      (16,870)
   Proceeds from sales of available-
     for-sale securities                      53,057       41,221        12,342
   Payment for purchase of subsidiaries,
     net of cash acquired                     (7,254)      (2,237)         (766)
                                              -------      -------      --------
       Net cash used in investing activities  (4,904)     (31,906)       (6,552)
                                              -------      -------      --------
Cash flows from financing activities:
   Dividends paid                             (1,565)      (1,170)         (260)
   (Purchase) reissuance of treasury stock        37           (7)         (136)
   Proceeds from exercise of stock
     options and warrants                        659           55
   Debt issue costs                                                         (22)
   Principal payments of long-term
     debt and notes payable                     (500)      (1,211)       (2,454)
                                              -------     --------       -------
       Net cash used in financing activities  (1,369)      (2,333)       (2,872)
                                              -------     --------      --------

Net increase (decrease) in cash
     and cash equivalents                      9,413      (15,078)       (3,899)
Cash and cash equivalents at beginning of year 8,334       23,412        27,311
                                              ------      --------      --------
Cash and cash equivalents at end of year  $   17,747    $   8,334      $ 23,412
                                           =========    =========       ========
Supplemental  disclosures  of cash flow  information:
     Cash paid during the year for:
       Interest                           $      394    $     389      $    611
       Income taxes                       $    9,306    $   6,058      $  6,575
Supplemental schedule of noncash
     investing activities:
     Accrued amounts relating to purchase
       of subsidiaries                    $      125    $   3,336
     Settlement of disputed amounts in
       connection with the purchase
       of a subsidiary                                                 $    707
     Forgiveness of note receivable as
       payment for purchase of subsidiary $      333

                 See notes to consolidated financial statements
                                       F-5

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies:

     Business Activity:

     Vital Signs, Inc. ("VSI") and its subsidiaries (collectively the "Company") design, manufacture and market single-patient use respiratory, anesthesia and related critical care products to hospitals and other health care facilities.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Inventory:

     Inventory is stated at the lower of cost (first-in, first-out method) or market.

     Depreciation:

     Depreciation and amortization of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

     Income Taxes:

     Income taxes are based upon amounts included in the consolidated statement of income. Deferred income taxes result from differences between the time certain expenses are recognized for financial reporting purposes and the time when the items are actually reported for income tax purposes.

     Revenue Recognition:

     Revenue from sales of products is recognized at the date of shipment to customers.

     Amortization of Goodwill:

     Goodwill arising from business acquisitions accounted for under the purchase method is amortized over 40 years using the straight-line method.

     Cash and Cash Equivalents:

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company believes it is not exposed to any significant credit risk with respect to its highly liquid investments in money market securities and its commercial banking facilities.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Significant Accounting Policies (continued):

     Income Per Share of Common Stock:

     Income per share of common stock has been computed using the weighted average number of shares of common stock outstanding during each period. The dilutive effect of common stock equivalents is not material.

     Marketable Securities:

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

     Certain marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in investment income.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-forsale securities are included in investment income. The cost of securities sold is based on the specific identification method. Dividends on securities classified as available-for-sale are included in other (income) expenses.

     Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

     Accounting for the Impairment of Long-Lived Assets:

     The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on October 1, 1996. Management believes this change will not be significant to the consolidated financial statements.

     Accounting for Stock-Based Compensation:

     The Company intends to elect to continue to measure compensation cost using APB Opinion No. 25 as is permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The disclosure required by SFAS No. 123 is effective for financial statements with fiscal years beginning after December 15, 1995 (the Company's fiscal 1997).

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Acquisitions/Dispositions:

1995 Acquisition:

     In July 1995, the Company acquired, in a purchase transaction, an 85% ownership interest in Mediziv Medical Products, Ltd., ("Mediziv") a closely held Israeli company primarily engaged in the business of developing, assembling and selling single use products for use in anesthesia and critical care. VSI paid $2,200,000, consisting of a cash payment to the sellers and refinancing of Mediziv's funded indebtedness. The sellers are also eligible to receive contingent payments based on sales of Mediziv's products through the fiscal year ending in 2000, including minimum payments of $790,000 (present value $500,000). The estimated fair value of the assets acquired amounted to $1,175,000 and liabilities assumed amounted to $2,550,000 with goodwill of $1,686,000 reflected at the date of acquisition.

1996 Acquisitions/Disposition

     In January 1996, the Company acquired, in a purchase transaction, all of the outstanding stock of HealthStar Pharmaceutical Services, Inc., ("HealthStar") a company engaged in both the manufacture of equipment and contract manufacturing services utilizing specialized blow-fill-seal manufacturing technology for the pharmaceutical and medical industry. The Company paid $1,595,000 at closing. The sellers are also eligible to receive contingent payments based on earnings before taxes, as defined, in each year ending December 31, 1996, 1997 and 1998. Management does not believe these targets will be achieved for the year ending December 31, 1996. The estimated fair value of the assets acquired approximated $2,850,000 and liabilities assumed approximated $1,550,000 with goodwill of approximately $1,300,000 reflected at the date of acquisition.

     In December 1995 the Company entered into a purchase agreement for all of the net assets related to the Misty Ox product line. The purchase price paid at closing by the Company was $2,025,000. The estimated fair value of the assets acquired amounted to $2,014,000 and liabilities assumed amounted to $113,000 with goodwill of $250,000 reflected at the date of acquisition.

     During fiscal 1996, the Company sold its O.R. Concepts endoscopic product line and recognized a gain of $174,000 (Note 8).

     The effect of the operations of HealthStar and the Misty Ox product line from October 1, 1995 to the dates of acquisition on the Company's results of operations for the year ended September 30, 1996 was immaterial. In addition, the effect of the operations of Mediziv from October 1, 1994 to the date of acquisition and the effect of the operations of HealthStar and the Misty Ox product line on the Company's results of operations for the year ended September 30, 1995 was immaterial. Accordingly, proforma financial information regarding these transactions has not been presented.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Inventory:

     Inventory consists of the following:

                                               September 30,
                                             -----------------
                                              1996        1995
                                              ----        ----
                                               (in thousands)

                 Raw materials            $   9,617      $    8,274
                 Finished goods               3,396           3,051
                                          ---------      ----------

                                         $   13,013      $   11,325
                                          =========      ==========

Note 4 - Prepaid Expenses and Other Current Assets:

     Prepaid expenses and other current assets consist of the following:

                                                           September 30,
                                                       _____________________
                                                       1996             1995
                                                       ----             ----
                                                          (in thousands)

           Prepaid employee fringe benefits          $ 3,964        $  4,155
           Notes and interest receivable (see Note 14) 1,919             882
           Prepaid income taxes                        1,330           1,038
           Prepaid insurance                             270             310
           Other                                         796             551
                                                       ------        --------
                                                     $ 8,279        $  6,936
                                                     =======        ========

Note 5 - Marketable Securities:

     The   following  is  a  summary  of   available-for-sale   securities   and
held-to-maturity securities:

                                                   Available-for-Sale-Securities
                                   ______________________________________________________________
                                      September 30, 1996                       September 30, 1995
                                                           (in thousands)
                                                                Gross                                        Gross
                                                             Unrealized                                     Unrealized
                                    Fair                       Holding         Fair                         Holding
                                    Value         Cost         Losses          Value         Cost           Losses
                                    -----         ----       -----------       -----         ----           -----------
U.S. Government
   obligations                     19,412       19,835          (423)       $  19,167     $  19,160     $      7
Corporate obligations               3,314        3,404           (90)           2,161         2,168           (7)
Federal mortgage
       obligations                  6,063        6,272          (209)          14,709        14,879         (170)
                               ----------     --------     ----------       ---------     ---------     ---------

                               $   28,789     $ 29,511     $    (722)       $  36,037     $  36,207     $   (170)
                               ==========     ========     ==========       =========     =========     =========



                                       F-9

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



At  September   30,  1996   investments   in  debt   securities   classified  as
available-for-sale securities mature as follows:

                                                                     Maturity
                                                                      (in thousands)
                                           0 - 1 Year         1 - 5 Years     5 - 10 Years       10 - 30 Years
                                           ----------         -----------     ------------       -------------

U.S. Government obligations                 $     200        $   19,212
Corporate obligations                             402             2,912
Federal mortgage obligations                                        160         $  1,182           $   4,721
                                            ---------        -----------         -------            --------
                                            $     602        $   22,284         $  1,182           $   4,721
                                            =========        ==========         ========            ========


                                                           Held-To-Maturity Securities
                                         September 30, 1996                           September 30, 1995
                                ----------------------------------------       ----------------------------------
                                                                (in thousands)
                                                              Gross                                        Gross
                                                           Unrealized                                   Unrealized
                                  Fair        Amortized      Holding           Fair        Amortized      Holding
                                  Value         Cost          Gain             Value         Cost           Gain
                                  -----       ---------      --------       ---------     ---------     ----------
Private export fund                ---          ---           ---           $     664     $     645     $     19
                               ==========    =========     =========        =========     =========     ========
Total                           $  28,789                                   $  36,682
                               ==========                                   =========

At  September   30,  1995   investments   in  debt   securities   classified  as
held-to-maturity mature in 1 - 5 years.

     Realized gains and losses are determined on the basis of specific identification. During the year ended September 30, 1996 sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $53,056,643, $652,000 and ($44,000) respectively. During the year ended September 30, 1995 sales proceeds and gross realized gains and losses on securities classified as availablefor-sale securities were $41,221,076, $448,000 and ($19,000) respectively. During the year ended September 30, 1994, sales proceeds and gross realized gains and losses on securities classified as available for sale securities were $12,342,000, $19,000 and ($793,000) respectively.

     During the year ended September 30, 1994, gross losses included in results of operations resulting from transfers of securities from the available-for-sales category into the trading category were $1,486,000. The decision to transfer the securities was based on the Company's change in investment philosophy which required the Company to liquidate substantially all of its portfolio.

     Results of operations for the years ended September 30, 1995 and September 30, 1994, respectively, include charges of $4,000 and $1,730,000 for unrealized losses on trading securities. There were no unrealized gains or losses during the year ended September 30, 1996. Stockholders equity at September 30, 1996, 1995 and 1994 includes an unrealized holding loss on available-for-sale securities of $426,000, $100,000 and $75,000 respectively.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Property, Plant and Equipment:

     Property,  plant  and  equipment,  at  cost,  consists  of  the  following:


                                                                      September 30,
                                                                    --------------------         Estimated
                                                                    1996            1995        Useful Life
                                                                    ----            ----        -----------
                                                                      (in thousands)

          Land                                                $     1,631      $      690
          Building and building improvements                       10,784           8,457       30 to 40 years
          Equipment and molds                                      14,790           8,243        5 to 10 years
          Fixtures and office equipment                             3,183           2,653        5 to 15 years
          Transportation equipment                                    278              43        5 years
                                                              -----------         -------
                                                                   30,666          20,086
          Less accumulated depreciation
            and amortization                                        9,535           7,412
                                                              -----------         -------
                                                              $    21,131       $  12,674
                                                              ===========       =========

          Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt (see Note 7).

Note 7 - Long-term Debt:

          Long-term debt consists of the following:

                                                         September 30,
                                                         1996             1995
                                                              (in thousands)

          Industrial Revenue Bonds ("IRB") payable     $   3,200      $    3,700
          Less current portion                               500             500
                                                       ---------      ----------

                                                       $   2,700      $    3,200
                                                       =========      ==========

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

     The Company entered into the IRB payable in varying installments with interest at rates ranging from 6.75% to 8.625% per annum through December 2009.

     The IRB, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 1996, the Company was in compliance with all of the required financial covenants.

     Maturities of long-term debt are as follows:

         Year ending September 30,                        (in thousands)
                                                           ------------
               1997                                       $      500
               1998                                              200
               1999                                              200
               2000                                              200
               2001                                              200
         Thereafter                                            1,900
                                                               ______
                                                          $    3,200
                                                          ===========

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At September 30, 1996, the Company has a $10,000,000 line of credit with a bank which expires December 31, 1996. No balance was outstanding under this line of credit at September 30, 1996.

Note 8 - Other (Income) Expense:

     Other (income) expense consists of the following:

                                                                For the Year Ended
                                                                  September 30,
                                                        ----------------------------------
                                                        1996           1995           1994
                                                        ----           ----           ----
                                                                  (in thousands)
     Dividend income                                 $   (75)     $     (90)     $   (1,441)
     Amortization of deferred credit                    (100)          (100)           (100)
     Charitable contributions of inventory               563            161             452
     Net capital gain on sale of marketable securities  (609)          (166)
     Gain on sale of endoscopic product line            (174)
     Gain on sale of Cardiologics (Note 15)           (1,000)
     Other                                              (240)           357             120
                                                    ---------      --------      ----------
                                                     $(1,635)      $    162      $     (969)
                                                   ==========      ========      ===========

Note 9 - Special Charges:

          During the fourth quarter of Fiscal 1994, the Company changed its investment philosophy, reassessed the carrying values of certain assets and liabilities and made several decisions to streamline the Company's operations in order to position the Company to be more competitive within the cost sensitive healthcare industry. The effect of these decisions was a charge to fourth quarter operations as follows:
                                                               (in thousands)
           O.R. Concepts Inc.:
              Goodwill write-down                               $    3,000
              Severance costs and other asset write-downs              865
           European operations restructuring costs                   1,331
           U.S. operations cost reduction program                      869
           Investment losses                                         2,962
           Asset and liability re-evaluations                        1,616
                                                                ----------
                                                                $   10,643
                                                                ==========

     These charges include: (i) costs associated with the Company's decision to reduce its German operations, (ii) the write-down of a portion of the goodwill recorded in connection with the acquisition of O.R. Concepts, Inc., together with other cost reductions relating to the operations of O.R. Concept, Inc.,
(iii) consulting fees and severance costs relating to cost reductions and operating efficiencies implemented by the Company, and (iv) losses recognized within the Company's investment portfolio resulting from a change in the Company's investment strategy whereby the Company recognized current unrealized losses in connection with certain securities transferred from available-for-sale securities to trading securities (see Note 5). Additionally, certain of these securities were sold prior to September 30, 1994. This change was recommended to protect the investment portfolio from further unrealized losses. Additionally, asset and liability re-evaluations include a reserve for tax assessment ($600,000) and other miscellaneous amounts.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 10 - Commitments:

     Leases:

     The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. The equipment leases require the Company to make monthly rental payments of approximately $30,000 for 72 months and grant the Company a purchase option to acquire such assets at fair market value (as defined) at the end of the 48th, 60th, and 72nd months. Rent expense, aggregating $724,000, $992,000, and $760,000 respectively, has been charged to operations for the years ended September 30, 1996, 1995 and 1994, respectively. The Company's commitment under such leases is as follows:

       Year ending September 30,                               (in thousands)
             1997                                              $      638
             1998                                                     622
             1999                                                      93
             2000                                                      10
                                                               ----------
                                                               $    1,363
                                                               ==========

     Employment Agreements:

     The Company has entered into employment agreements, aggregating $1,007,000 annually which expire at various dates through April, 2000.


Note 11 - Litigation:

     In September 1994, two separate complaints were filed against the Company (one in U.S. District Court for the Northern District of Illinois and the other in U.S. District Court for the Western District of Louisiana), each of which allege patent infringement with respect to certain of the Company's resuscitator products and seek money damages and injunctive relief. The Louisiana matter has been withdrawn by the plaintiff and the suit has been dismissed. In the Illinois action discovery will close shortly and the matter will be placed on the court's trial calendar awaiting a trial date. The Company denies the material allegations of the Illinois complaint and intends to vigorously defend this matter.

     The Company is involved in other legal proceedings arising in the ordinary course of business. The Company cannot predict the outcome of all of its legal proceedings with certainty. However, based upon its review of pending legal proceedings, the Company does not believe that its pending legal proceedings are material to its financial condition, its results of operations or its liquidity.


Note 12 - Stockholders' Equity:

Preferred Stock:

     The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 1996 or 1995.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 12 - Stockholders' Equity (continued):

Stock Options:

Transactions relating to stock options are as follows:

                                                Number                           Price
                                               of Shares                        Per Share

Balance September 30, 1993                     587,639              $    5.55    -  $   24.25
   Granted                                     122,313              $    9.25    -  $   14.75
   Exercised
   Expired                                     (36,955)              $  14.25    -  $   23.50
                                           -----------

Balance September 30, 1994                     672,997               $   5.55    -  $   24.25
   Granted                                      20,142               $  10.50    -  $   17.87
   Exercised                                    (8,975)              $   6.09    -  $    6.09
   Expired                                    (143,029)              $   9.25    -  $   24.25
                                            -----------

Balance September 30, 1995                     541,135               $   5.55    -  $   22.00
   Granted                                     409,044               $  21.25    -  $   22.25
   Exercised                                   (59,494)              $   5.55    -  $   22.00
   Expired/cancelled                          (274,225)              $   9.25    -  $   22.00
                                            ----------

Balance September 30, 1996                     616,460               $   5.55    -  $   22.25
                                             =========               ========       =========


     At September 30, 1996, 221,223 options were exercisable at prices ranging from $5.55 to $22.25 per share.

     The Company's Board of Directors and stockholders have approved the adoption of a stock option plan for employees, a stock option plan for directors and a stock option plan for two executive officers which provide for the grant of options to purchase a maximum of 775,000 shares, 100,000 shares and 200,000 shares, respectively, of the Company's common stock. Options may be granted at prices not less than fair value at the date of grant. The Company has also granted options pursuant to contractual arrangements.

     During 1994, a new stock option and investment plan (covering a maximum of 300,000 shares) was adopted. Under this plan, participants were granted two stock options for each share of the Company's common stock that they acquired. The options are granted at fair value at date of grant. Such stock options are subject to a defined vesting schedule. Shares purchased by employees may be financed by payroll deductions.

     Options covering 571,654 shares (excluding lapsed shares) have been granted in connection with these plans through September 30, 1996.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Income Taxes:

The provision for income taxes consists of the following components:

                                                                    For the Year Ended
                                                                       September 30,
                                                           -----------------------------------
                                                            1996           1995           1994
                                                            ----           ----           ----
                                                                       (in thousands)
Current:
   Federal                                             $   8,130      $   7,371      $    4,068
   State                                                   1,004          1,064             894
   Foreign                                                    19             38             101

Deferred:
   Federal                                                   383            615            (817)
   State                                                      55             66            (114)
                                                          --------      --------      ---------
                                                       $   9,591      $   9,154      $    4,132
                                                       ==========      =========     ==========

     The tax effects of temporary differences that give rise to the net deferred tax liabilities are presented below:

                                                               September 30,
                                                            --------------------
                                                            1996          1995
                                                            ----          ----
                                                               (in thousands)

           Prepaid expenses                                1,567      $  1,513
           Accelerated depreciation                          762           874
           Undistributed DISC earnings                       808           912
           Accrued liabilities                              (303)         (903)
           Capital losses                                    500         1,254
           Valuation allowance attributable to
            capital loss carry forward                      (500)       (1,254)
                                                        ---------     ---------
                                                       $   2,834      $  2,396
                                                       =========      =========

     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                       For the Year Ended
                                                          September 30,
                                                   -----------------------------
                                                   1996          1995      1994
                                                   ----          ----      ----
                                                          (in thousands)

Statutory federal income tax rate                  35.0%        35.0 %     34.0
O.R. Concepts goodwill write down                                          17.6
Net capital losses (gains) on investments          (2.0)         (.2)      17.4
State income taxes net of federal
  tax benefit                                       2.4          2.9        8.9
Dividend exclusion/tax exempt interest              (.3)         (.2)      (5.9)
Other                                              (1.3)        (1.3)       (.9)
                                                   -----        -----     ------

     Effective income tax rate                     33.8%        36.2%      71.1%
                                                   =====        =====     ======

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company's capital losses may be carried forward to offset future capital gains. Such capital loss carryforwards aggregate $2.3 million for federal income tax purposes, expiring at various dates through 2000, and $1.3 million for financial reporting purposes.

Note 14 - Related Party Transactions:

     During fiscal 1996, the Company entered into a joint venture arrangement (Cardiologics, L.L.C.) with the objective to develop specialized cardio-vascular products ("Cardiologics"). Approximately $100,000 of research and development expense was incurred by the Company in fiscal 1996. During fiscal 1996, the Company's management made a decision to sell its equity interest in the joint venture for several business reasons, including the time frame to commercially introduce the product, the research, development and clinical costs that are likely to be incurred, as well as that the primary market focus of the product is outside of the core anesthesia and critical care product focus of the Company.

     During September 1996, the Company sold its interest for a note receivable of $1,000,000 plus repayment of expenses paid on Cardiologics behalf which resulted in a gain of $1,000,000. The investment was sold to a private venture capital fund whose primary investor is the President and principal stockholder of the Company. The note is due during the year ended September 30, 1997. The Company has received a payment on this note amounting to $500,000 subsequent to September 30, 1996 and reimbursement of the $100,000 of research and development costs.

Note 15 - Allowance for Doubtful Accounts:

Information relating to the allowance for doubtful accounts is as follows:

                                             Balance at       Charged to                       Balance
                                             Beginning        Costs and                        at End
               Description                   of Period        Expenses        Deductions      of Period
               -----------                   ----------       -----------     ----------      ---------
                                                                  (in thousands)
Allowance for doubtful accounts:
   Year ended September 30,
          1994                               $   100          $   145         $   95   (A)    $   150
                                              =======          =======         ======         =======

          1995                               $   150          $   302         $  167   (A)    $   285
                                              =======          =======         ======         =======

          1996                               $   285          $    45         $  161   (A)    $   169
                                              =======          =======         ======         =======


(A) Write-off of uncollectible accounts receivable.

Note 16 - Significant Customers:

     A portion of the Company's hospital customers are serviced via national and regional medical supply distributors. During fiscal 1996, 36% of the Company's sales were made in this distribution channel. One of the large national distributors represented approximately 14% of net sales--continuing product lines. The same customer represents approximately 11% of outstanding accounts receivable at September 30, 1996.

                                    PART III


     Item 10. Directors of the Registrant.


     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1997 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


     Item 11. Executive Compensation.


     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1997 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.



     Item 12. Security Ownership of Certain Beneficial Owners and Management.


     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1997 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


     Item 13. Certain Relationships and Related Transactions.


     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1997 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) The financial statements listed in the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

         (b)    All  schedules   have  been  omitted   because  they  are  not
                applicable or the required informa tion is included in the financial statements or notes thereto.

         (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit         Description

  3.1           Restated  Certificate  of  Incorporation  is  incorporated   by
                reference to Exhibit 3.1 to the Company's annual report on Form 10-K for the year ended September 30, 1995.

  3.2           By-laws, as amended, are incorporated by reference to Exhibit
                3.2 to the Company's Registration Statement on Form S-1 (No. 33-35864) initially filed with the Commission on July 13, 1990.

  4.1           1984  Economic  Development   Authority  Loan   Agreement  is
                incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-35864) initially filed with the Commission on July 13, 1990.

  4.2 Amended and Restated Loan Agreement between the Company and the New Jersey Economic Development Authority, dated as of November 1, 1990, is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-34107) initially filed with the Commission on February 21, 1991.

  4.3 Letter of Credit and Reimbursement Agreement, dated August 27, 1993, between the Company and Chemical Bank New Jersey N.A. is incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

 10.1 1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

 10.2 1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

 10.3 1993 Executive Stock Option Plan is incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued).

Exhibit        Description

 10.4 Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to
               Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

 10.5 Forms of Option Agreements with various employees of the Company is incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-39107) initially filed with the Commission on February 21, 1991.

 10.6 Agreement, dated November 6, 1992, among the Company and certain shareholders of O.R. Concepts, Inc., is incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on November 30, 1992.

 10.7          Vital Signs Investment Plan, as amended.

10.8 Stock Option Grants to Terence D. Wall and Barry Wicker, replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan.

10.9 Agreement to sell the Registrant's 51% interest in Cardiologics, L.L.C., including the related promissory note, security agreement and guarantee.

21.1           Subsidiaries of the Registrant.

23.1           Consent of Goldstein Golub Kessler & Company, P.C.

24.1          Power of Attorney

27.1          Financial Data Schedule

     (d) During the quarter ended September 30, 1996, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of December, 1996.

                                       VITAL SIGNS, INC.


                                       By:/s/ Anthony J. Dimun
                                       _________________________________________
                                       Anthony J. Dimun,
                                       Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                         Title                               Date


/s/ Terence D. Wall*              President, Chief            December 27, 1996
--------------------
Terence D. Wall                   Executive Officer
                                    and Director


/s/ David J. Bershad*             Director                    December 27, 1996
---------------------
David J. Bershad


/s/ Anthony J. Dimun              Executive Vice President,   December 27, 1996
Anthony J. Dimun                  Chief Financial Officer,
                                  Treasurer (Chief Financial
                                  and Accounting Officer)
                                    and Director


/s/ Joseph J. Thomas*             Director                    December 27, 1996
---------------------
Joseph J. Thomas


/s/ John Toedtman*                Director                    December 27, 1996
----------------------
John Toedtman


/s/ Barry Wicker*                 Executive Vice President    December 27, 1996
-----------------                 and Director
Barry Wicker


* By: /s/ Anthony J. Dimun
      _____________________
     Anthony J. Dimun
     Attorney-in-Fact

                                  EXHIBIT INDEX

           Exhibit      Description

            10.7      Option and Investment Plan as amended.

            10.8 Stock Option Grants to Terence D. Wall and Barry Wicker, replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan.

            10.9      Agreement  to  sell  the   Registrant's  51%  interest  in
                      Cardiologics, L.L.C., including the related promissory note, security agreement and guarantee.

            21.1      Subsidiaries of the Registrant.

            23.1      Consent of Goldstein Golub Kessler & Company, P.C.

            24.1      Power of Attorney

            27.1      Financial Data Schedule