Form 10-K/A
period 1996-09-30
VITAL SIGNS INC
filed 1997-01-28
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10-K/A1

                  Amended to set forth information in Part III.

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

                         Commission File Number 0-18793
                             ----------------------

                                VITAL SIGNS, INC.

             (Exact name of registrant as specified in its charter)


          New Jersey                                         11-2279807
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)
            20 Campus Road, Totowa, New Jersey 07512; (201) 790-1330
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

Securities registered pursuant o Section 12(b) of the Act:  none.

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

                                  Yes X No ___

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

     Number  of  shares  of  Common   Stock   outstanding   as  of  December  1,
1996:13,071,383.

                                    PART III

Item 10.  Directors of the Registrant

     The following table presents certain information regarding the directors of the Company:

                          Director    Expiration
Name and Age (A)           Since       of Term           Business Experience (B)

Terence D. Wall, 55        1972         1997       President and Chief Executive
                                                   Officer of the Company. Mr.
                                                   Wall presently serves on the
                                                   Board of Directors of Exogen,
                                                   Inc. and EchoCath, Inc.

David J. Bershad, 56       1991         1997       Member of the law firm of
                                                   Milberg Weiss Bershad Hynes &
                                                   Lerach


Anthony J. Dimun, 53       1987         1997       Executive Vice President,
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary of
                                                   the Company; Principal Owner,
                                                   Strategic Concepts, Inc.
                                                   (financial and acquisition
                                                   advisory firm). Mr. Dimun
                                                   presently serves on the Board
                                                   of Directors of EchoCath,
                                                   Inc.

Joseph J. Thomas, 60       1992        1997        President of Thomas Medical
                                                   Products, Inc. (a subsidiary
                                                   of the Company) (1990 to
                                                   Present).

Toedtman, 51               1989        1997        Former Chairman and Chief
                                                   Executive Officer, GenRx,
                                                   Inc.(pharmaceutical company)
                                                   (1990 to January, 1996);
                                                   Consultant (1987 to Present).
                                                   Mr. Toedtman presently serves
                                                   on the Board of Directors of
                                                   NOXSO Corporation.

Barry Wicker, 56           1985        1997        Executive Vice President
                                                   (Sales and Marketing) of
                                                   the Company.

     (A)  Ages are presented as of September 30, 1996.

     (B) In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. Messrs. Wall, Bershad and Dimun have invested together (and serve together as Board members) in Bionix, Inc. ("Bionix") and Messrs. Wall and Bershad have invested together (and serve or served as Board members) in Sonokinetics Corp. ("Sonokinetics"). Further, the Company is a shareholder, and Messrs. Wall and Dimun are shareholders (as well as Board members), of EchoCath, Inc.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

         The following table sets forth, for the fiscal years ended September 30, 1994, 1995 and 1996, the annual and long-term compensation of the Company's Chief Executive Officer and the other executive officers of the Company during the year ended September 30, 1996 (the "Named Officers"):



                           SUMMARY COMPENSATION TABLE





                                                                                            Long Term
                           Annual Compensation                                             Compensation
           ------------------------------------------------------                             Common
                                                                         Other Annual     Shares Subject to       All Other
Name and Principal Position           Year     Salary      Bonus(A)     Compensation (B)   Options Granted     Compensation (C)

 Terence D. Wall...............       1996    $225,000     $10,835           $--             120,000              $3,266
 President and Chief Executive        1995     225,000      42,135        39,000                ---                4,110
 Officer                              1994     225,000      10,610        42,000                ---                3,710

 Anthony J. Dimun..............       1996     180,000       8,308           ---             120,000               3,088
 Executive Vice President and         1995     180,000      33,758           ---                ---                3,750
 Chief Financial Officer              1994     180,000       8,533           ---                ---                2,363

 Barry Wicker..................       1996     151,250       6,981           ---              80,000               2,844
 Executive Vice President - Sales     1995     151,250      28,406           ---                ---                3,191
                                      1994     151,250       7,206           ---                ---                2,575

 Dennis Fenstermaker...........       1996     124,946       5,724           ---              3,764                2,870
 Vice President-Manufacturing         1995     123,000      28,866           ---                ---                2,982
 and General Manager                  1994     104,615      16,266           ---              1,512                2,212


(A) Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid.

(B) It was necessary for Terence D. Wall and his family to relocate during fiscal 1994 and 1995. The Company provided lodging to Mr. Wall and his family at a house which the Company purchased several years ago for the purpose of providing lodging for visiting out-of-state employees. Based on an estimate of fair market rental value, the Company valued this benefit at $36,000 for fiscal 1994 and $33,000 for fiscal 1995, which amounts are included above. During the years set forth above, no other Named Officer received perquisites (i.e., personal benefits) in excess of 10% of such individual's reported salary and bonus.

(C) "Compensation" reported under this column for the year ended September 30,1996 includes: (i) contributions of $2,375,$2,375,$2,246 and $2,375, respectively, for Messrs. Wall, Dimun, Wicker and Fenstermaker, respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under "Salary") made by each Named Officer to that Plan and (ii) premiums of $891, $713, $598, and $495, respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Dimun, Wicker and Fenstermaker, respectively.




Stock Options

         The following table contains information regarding the grant of stock options to the Named Officers during the year ended September 30, 1996. In addition, in accordance with rules adopted by the Securities and Exchange Commission (the "SEC"), the following table sets forth the hypothetical gains or "options spreads" that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.


                                                                OPTION GRANTS IN LAST FISCAL YEAR
                                                                     Individual Grants(A)(B)

                                    Number of         Percent of                                     Potential Realizable Value
                                   Common Shares     Total Options                                    at Assumed Annual Rates of
                                    Underlying         Granted to      Exercise                      Stock Price Appreciation for
                                      Options          Employees         Price        Expiration            Option Term(C)
Name                                  Granted        in Fiscal 1996    Per Share         Date             5%             10%
                                      -------        --------------    ---------         ----             --             ---

Terence D. Wall                     120,000(A)            29.3          $22.25         5/23/06         1,682,100      4,245,300
Anthony J. Dimun                    120,000(B)            29.3           22.25         5/23/06         1,682,100      4,245,300
Barry Wicker                         80,000(A)            19.6           22.25         5/23/06         1,121,400      2,830,200
Dennis Fenstermaker                   3,764(C)             0.9           21.25        12/15/05            50,390        127,175


-----------------
(A) Mr. Wall's and Mr. Wicker's options (the "New Options") were granted pursuant to contractual arrangements in which these Named Officers agreed to cancel a like amount of options granted in 1993 (the "Prior Options"). The New Options, which are subject to shareholder approval, were granted at an exercise price ($22.25) that is $4.50 per share greater than the exercise price of the Prior Options. The exercisability of the Prior Options was subject to certain performance thresholds which did not appear to be attainable at the time that the New Options were granted. The New Options are subject to a five year vesting period, but (like the Prior Options) will vest if a Change-in-Control Event (as defined) occurs.

(B) During fiscal 1996, Mr. Dimun was granted 120,000 stock options under the Company's 1990 Employee Stock Option Plan (the "Employee Plan"). The Employee Plan is administered by a committee of the Company's Board of Directors. That committee determines which employees will receive options, the number of options to be granted and the terms of option grants. Options generally are granted at exercise prices equal to the fair market value of the Company's Common Stock on the grant date, with vesting typically over a five year period. The committee is authorized to accelerate stock options in connection with a change in control. Of the options granted to Mr. Dimun, 40,000 options were deemed vested as of the date of grant and 80,000 options vest over a five year period.

(C) The options granted to Mr. Fenstermaker were granted under the Company's Investment Plan (the "Investment Plan"). Pursuant to the Investment Plan, eligible participants may purchase the Company's Common Stock during specified window periods. For each share purchased, the Investment Plan provides that the Company will grant the employee from one to three stock options. The option-to-stock match in effect for the options granted under the Investment Plan during the last fiscal year was two-for-one. The exercise price is equal to the closing sale price of the Company's Common Stock on NASDAQ on the last day of the window period. An employee must continue to be employed for at least two years by the Company to exercise stock options granted under the Investment Plan. If the employee retains the shares purchased during the window period, the option can be exercised at any time after the initial shares have been held for two years. In general, if the employee sells any of the shares purchased under the Investment Plan before the end of the two-year holding period or directs the Company to stop making payroll deductions before all shares that the employee committed to buy are fully paid for, the employee will be required to wait five years from the option grant date before options related to fully paid shares can be exercised and will still have to be employed by the Company. The Board of Directors is authorized to accelerate stock options related to fully paid shares in connection with a change in control.


         The following table provides data regarding stock options exercised by the Named Officers during the year ended September 30, 1996 and the number of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at September 30, 1996. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $20.50, the closing sale price of the Company's Common Stock on September 30, 1996.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES



                                         Number of                             Number of
                                         Number of                            Shares Underlying                Value of Unexercised
                                          Shares             Value           Unexercised Options             In-the-Money Options at
                                        on Exercise        Realized (A)       at Year-End                        Year-End
                                      ----------------     ------------- ------------------------------    -------------------------
                                                                           Exercisable    Unexercisable    Exercisable Unexercisable
                                                                           -----------    -------------    ----------  -------------

Terence D. Wall                              ---               ---            ---           120,000           $---           $---
Anthony J. Dimun                          10,000             $228,000        112,744         80,081          864,200          ---
Barry Wicker                                 ---               ---            ---            80,000            ---            ---
Dennis Fenstermaker                          ---               ---             2,012          4,264           10,950         1,500


(A) The amount realized represents the aggregate fair market value of the shares acquired upon exercise of the options minus the aggregate exercise price.

Arrangements with Directors

         Joseph Thomas became a director of the Company upon the Company's acquisition of Thomas Medical Products, Inc. ("TMP") on September 30, 1992. In connection with the TMP acquisition, Mr. Thomas entered into an employment agreement with TMP pursuant to which Mr. Thomas is entitled to receive a salary of at least $100,000 per year (with a cost of living adjustment) during the five-year term of his employment agreement. He was also granted stock options under the Employee Plan. For the year ended September 30, 1996, Mr. Thomas received a salary of $121,275 and a bonus of $27,562.

         John Toedtman, a director of the Company, provided consulting services to the Company during the year ended September 30, 1996. During that year, he received $20,000 in consulting fees and had his out-of-pocket expenses reimbursed by the Company.

         Directors of the Company presently do not receive any cash fees for serving in such capacity.

         Messrs. Wall, Wicker, Dimun and Thomas have been granted options as employees of either the Company or Thomas. Messrs. Bershad and Toedtman, the two directors who are not employed by the Company or its subsidiaries, participate in the Company's 1991 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each outside director automatically receives options covering 4,000 shares (with an exercise price equal to fair market value on the date of grant) on an annual basis and is entitled to receive additional options at the discretion of the committee administering the Director Plan. During fiscal 1996, Mr. Bershad and Mr. Toedtman each received options covering 4,000 shares of Common Stock pursuant to the Director Plan. One half of the options granted under the Director Plan vest immediately at the time of grant. Half of the balance may be exercised commencing one year after the date of grant and the remainder may be exercised commencing two years after the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of the Common Stock as of September 30, 1996, by each person who is known by the Company to own beneficially more than five percent of the Common Stock; (ii) trusts maintained for the benefit of the children of certain directors of the Company; (iii) each Named Officer and director of the Company; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by November 30, 1996.

       Stockholder                              Number                  Percent

Terence D. Wall (2)..........................   4,343,614                   33.3
Trusts for the benefit of the minor children
     of Terence D. Wall (Anthony J. Dimun,
     trustee)(3).............................   2,386,782                   18.3
Barry Wicker(4)..............................     367,986                    2.8
Trusts for the benefit of the children of
     Barry Wicker (Anthony J. Dimun,
     trustee)(3).............................     195,150                    1.5
David J. Bershad(5)..........................      40,200                     *
Anthony J. Dimun(3)..........................   2,818,432                   21.4
Dennis Fenstermaker(6).......................       8,663                     *
Joseph J. Thomas(7)..........................      62,618                     *
John Toedtman(8).............................      31,784                     *
All directors and executive officers as a       7,673,297                   58.0
     group (7 persons)(9)...................

------------------------
*        Represents less than one percent.

(1) The business addresses of Mr. Wall, Mr. Dimun and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512.

(2) Includes 836,748 shares owned by Carol Vance Wall, Mr. Wall's wife and 15,797 shares held in the Company's 401(k) plan on Mr. Wall's behalf; excludes shares held in trust for the benefit of the Walls' minor children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Terence and Carol Wall.

(3) As trustee of the trusts maintained for the benefit of the minor children of Terence D. Wall and the children of Barry Wicker, Anthony J. Dimun has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable regulations of the Securities and Exchange Commission. Mr. Dimun is also deemed to be the beneficial owner of 1,000 shares held in certain insurance trusts established by Mr. Wicker. He is also deemed to be the beneficial owner of 60,800 shares held by the charitable foundation described above. Accordingly, the shares reflected in the table above as shares beneficially owned by Mr. Dimun include shares held by Mr. Dimun for such trusts and foundation, 54,788 shares owned by Mr. Dimun individually, 4,000 shares owned by his children (as to which he disclaims beneficial ownership), 3,168 shares held in the Company's 401(k) plan on Mr. Dimun's behalf and 112,744 shares covered by options exercisable by Mr. Dimun.

(4) Incudes 17,380 shares owned by Mr. Wicker's wife; excludes shares held in trust for the benefit of Mr. Wicker's children and shares held in certain insurance trusts (which shares may not be voted or disposed of by Mr. Wicker or his wife).

(5) Includes 2,000 shares owned by Mr. Bershad's wife as to which Mr. Bershad disclaims beneficial ownership; also includes 34,000 shares covered by exercisable options.

(6)  Includes   2,513   shares   held   in  the  Company's  401(k)  plan  on Mr.
     Fenstermaker's behalf, 2,638 shares held in the Investment Plan on Mr. Fenstermaker's behalf and 2,012 shares covered by exercisable options.

(7)  Include 62,618 shares owned by Mr. Thomas and his wife.

(8)  Includes 21,000 shares covered by exercisable options.

(9) Includes 169,756 shares covered by options exercisable by the Company's executive officers and directors, 21,631 shares held in the Company's 401(k) plan and 2,638 shares held in the Investment Plan; also includes shares held in trust by Mr. Dimun for Mr. Wall's children and Mr. Wicker's children and pursuant to certain insurance trusts established by Mr. Wicker and shares held by a charitable foundation established by Terence and Carol Wall.

There were 13,062,701 shares of Common Stock outstanding on September 30, 1996.

Item 13.  Certain Relationships and Related Transactions

          The Company has provided certain general and administrative services to EchoCath, Inc. ("EchoCath") and, during the fiscal year ended September 30, 1995, billed EchoCath $78,050 for such services, which amount was paid by EchoCath from the proceeds of its January 1996 initial public offering. The Company did not provide a material amount of general and administrative services to EchoCath during the year ended September 30, 1996. The Company and its chief executive officer, Terence D. Wall, together own more than 15% of EchoCath's outstanding common stock and together own more than 25% of the voting power of EchoCath's outstanding common stock. Anthony J. Dimun, the Company's Chief Financial Officer, owns a small equity position in EchoCath. Messrs. Wall and Dimun are also directors and officers of EchoCath.

         A subsidiary of the Company previously had the non-exclusive right to distribute in the United States all of the orthopedic bioabsorbable products and related instruments manufactured by Bioscience, Ltd. ("Bioscience"), a subsidiary of Bionix, Inc. ("Bionix"). That distribution agreement was terminated  in  April  1995.  In  connection  with the  Bioscience  distribution agreement, Bioscience borrowed $100,000 from the Company pursuant to a nine percent interest bearing promissory note. In addition, in connection with the termination of such agreement, Bioscience agreed to pay the Company's subsidiary $87,000 upon return of certain inventory to Bioscience. During April 1996, the entire amount owed by Bioscience to the Company and its subsidiary ($187,002) was paid by Bioscience. The largest amount owed to the Company and its subsidiary by Bioscience during fiscal 1996 did not exceed $200,000. Messrs. Wall, Bershad and Dimun are directors, Mr. Wall is a principal shareholder and officer, and Messrs. Bershad and Dimun are shareholders of Bionix.

         During fiscal 1996, the Company established Cardiologics, L.L.C. and entered into a joint venture agreement with the other equity owner of Cardiologics to develop specialized cardio-vascular products. Approximately $100,000 of research and development expense was incurred by the Company in fiscal 1996 in connection with this project. In September 1996, the Company sold its interest in Cardiologics to a private venture fund (the "Private Fund") whose primary investor is Terence D. Wall. The Company received in exchange a $1,000,000 promissory note personally guaranteed by Mr. Wall and a commitment (which has been satisfied) to reimburse the Company for the $100,000 in research and development expenses incurred by the Company. One half of the principal amount of the note has been paid and the balance is due on April 1, 1997. The note accrues interest at a rate of eight percent per annum.

         The Company believes that the overall terms of the above-described agreements with EchoCath, Bioscience and the Private Fund were no less favorable to the Company than terms that would be available from similarly situated unrelated parties.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned' hereunto duly authorized this 28th day of January, 1997.

                                          VITAL SIGNS, INC.

                                          By:/s/Anthony J. Dimun
                                             Anthony J. Dimun,
                                             Executive Vice President



Signatures                        Title                        Date

                                  President, Chief Executive   January 28, 1997
/s/ Terence D. Wall*              Office and Director
-------------------------
Terence D. Wall

/s/ David J. Bershad*             Director                     January 28, 1997
-------------------------
David J. Bershad

                                  Executive Vice President,    January 28, 1997
                                  Chief Financial Officer,
                                  Treasurer (Chief Financial
                                  and Accounting Officer)
/s/ Anthony J. Dimun              and Director
-------------------------
Anthony J. Dimun

/s/ Joseph J. Thomas*             Director                      January 28, 1997
-------------------------
Joseph J. Thomas

/s/ John Toedtman*                Director                      January 28, 1997
-------------------------
John Toedtman

/s/ Barry Wicker*                 Director                      January 28, 1997
--------------------------
Barry Wicker



*By: /s/ Anthony J. Dimun
-------------------------
Anthony J. Dimun
Attorney-in-Fact