Form 10-Q
period 1996-12-31
VITAL SIGNS INC
filed 1997-02-14
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996 or

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



(Former name, former address and former fiscal year, if changed since last report)


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

     At February 1, 1997, there were 12,975,523 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX


                                      Page
                                     Number

Part I.           Financial Information                                 1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  December 31, 1996 (Unaudited) and
                  September 30, 1996                                    2

                  Consolidated Statement of Income
                  for the Three Months Ended
                  December 31, 1996 and 1995 (Unaudited)                3

                  Consolidated Statement of Cash
                  Flows for the Three Months Ended
                  December 31, 1996 and 1995 (Unaudited)                4

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                5


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                          6-8

Part II.

     Item 1.      Legal Proceedings                                     9

     Item 6.      Exhibits and Reports on Form 8-K                      9


     Signatures                                                        10

PART I.      Financial Information


     Item 1.    Financial Statements


     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                            December 31, 1996 September 30, 1996
                                                          (In Thousands)

                                     ASSETS
                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                        $   17,627        $    17,747
  Marketable securities                                                      602
  Accounts receivable, less allowance for
    doubtful accounts of $136 and $169, respectively   14,209             13,887
  Inventory                                            14,698             13,013
  Prepaid expenses and other current assets             5,604              8,279
                                                     ----------       ----------
        Total Current Assets                           52,138            53,528

  Property, Plant and Equipment - net                  22,714             21,131
  Marketable Securities                                29,337             28,187
  Goodwill                                             16,525             16,619
  Other Assets                                          3,797              4,291
                                                     ----------         --------
     Total Assets                                   $ 124,511         $  123,756
                                                     ==========       ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $   3,244         $    4,066
  Current portion of long-term debt                       200                500
  Accrued expenses                                      2,163              2,406
  Amounts payable relating to acquisitions                265                236
  Deferred income taxes payable                         1,475              1,500
                                                   ------------         --------
        Total Current Liabilities                       7,347              8,708

  Deferred Income Taxes Payable                         1,280              1,334
  Long-term debt                                        2,500              2,700
  Other                                                   706                775
                                                    ------------        --------
        Total Liabilities                              11,833             13,517
                                                    ------------        --------

Commitments and Contingencies

  Stockholders' Equity
      Common stock - no par value:
      authorized 40,000,000 shares, issued
      12,975,523 and 13,062,701 shares, respectively   27,615             29,666
  Allowance for aggregate unrealized loss
    on marketable securities                             (304)             (426)
  Retained earnings                                    85,367             80,999
                                                    -----------         --------
        Stockholders' Equity                          112,678            110,239
                                                    -----------         --------
  Total Liabilities and Stockholders' Equity        $ 124,511         $  123,756
                                                    ===========        =========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                         For the Three Months Ended December 31,
                                            1996                      1995
                                         (In Thousands Except Per Share Amounts)


Net sales - continuing product lines      $  22,830               $    21,715
Net sales - product line disposed              ---                        402

Cost of goods sold                            9,853                     9,465
                                          -----------               -----------

Gross profit                                 12,977                    12,652
                                          -----------               -----------

Operating expenses:
  Selling, general and administrative         5,766                     5,586
  Research and development                      916                       946
  Interest income                              (626)                     (694)
  Interest expense                               63                        85
  Other income, net                            (665)                     (395)
  Goodwill amortization                         136                       129
                                          ----------               -----------


Income before provision for income taxes      7,387                     6,995
Provision for income taxes                    2,485                     2,449
                                           ----------               -----------

Net income                                 $   4,902                 $  4,546
                                           ==========               ===========

Net income per share                       $     .38                 $    .35
                                           ==========               ===========

Weighted average number of shares             13,035                   13,008
                                           ==========                ===========

                 See Notes to Consolidated Financial Statements


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                  For the Three Months Ended December 31,
                                                        1996                      1995
                                                            (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                        $  4,902                 $  4,546
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and amortization                    566                      382
         Deferred income taxes                            (79)                      32
         Amortization of goodwill                         136                      129
         Amortization of deferred credit                  (25)                     (25)
         Net gain on sales of available for
           sale securities                               (776)                     (26)
         Changes in operating assets
            and liabilities:
            (Increase) decrease in
               accounts receivable                       (322)                     594
            (Increase) in inventory                    (1,685)                    (227)
            Decrease in prepaid expenses
              and other current assets                  2,675                      118
            (Decrease) in accounts payable
              and accrued expenses                     (1,065)                  (1,403)
            Decrease (Increase) in other assets           477                      (70)
                                                      ---------             -----------
            Net cash provided by
               operating activities                     4,804                    4,050
                                                      ----------             ----------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale
      securities.                                       5,891                   18,764
   Purchases of available-for-sale securities          (5,541)                 (21,477)
   Acquisition of property, plant and equipment        (2,149)                    (320)
   Payment for purchase of subsidiaries net of
      cash acquired                                       (40)                  (2,719)
                                                     ----------             -----------
          Net cash used in investing activities        (1,839)                  (5,752)
                                                     ----------             -----------

Cash Flows from Financing Activities:
   Net reissuance (purchase) of treasury stock         (2,231)                     160
   Dividends paid                                        (524)                    (391)
   Proceeds from exercise of stock
     options and warrants                                 170                      130
   Principal payments of long-term debt and
      notes payable                                      (500)                    (672)
                                                     ----------              ----------
         Net cash used in financing activities         (3,085)                    (773)
                                                     ----------              ----------

   Net decrease in cash and cash equivalents             (120)                  (2,475)
   Cash and cash equivalents at
     beginning of period                               17,747                    8,335
                                                     ----------              ----------
   Cash and cash equivalents at end of period        $ 17,627                $   5,860
                                                     ==========              ==========

Supplemental disclosures of cash flow information:
  Cash paid during the three months for:
      Interest                                       $    133                $     152
      Income taxes                                        619                    2,575
Supplemental schedule of noncash investing activities:
   Accrued amounts relating to purchase
     of subsidiaries                                $     ---                $     125

                 See Notes to Consolidated Financial Statements
                                        4

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of December 31, 1996, the consolidated statements of income for the three months ended December 31, 1996 and 1995 and the consolidated statement of cash flows for the three months ended December 31, 1996 and 1995 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and 1995 and for all periods presented have been made.

2. Earnings per share are computed using the weighted average number of common shares outstanding during the period. The dilutive effective of common stock equivalents is not material.

3. See the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (the "Form 10-K") for additional disclosures relating to the Company's financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Introduction

     The Company disposed of its endoscopic product line during Fiscal 1996. See
Item 6 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996. In its analysis of the Company's results of operations, management views net sales from continuing product lines (i.e., excluding the revenues derived from its endoscopic product line) as the relevant revenue base from which to make analytic comparisons. Since the expenses of the endoscopic product line were not material to the Company's results of operations and did not vary substantially prior to the discontinuation of that product line, management's analysis below includes within all line items, other than sales, the results of operations of both the Company's continuing product lines and the Company's discontinued endoscopic product line.

Results of Operations

The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.

                                                    Increase/(Decrease) From
                                                          Prior Period

                                            Three Months Ended December 31, 1996
                              Compared With Three Months Ended December 31, 1995


Net sales -continuing product lines                         5.1  %
Cost of goods sold                                          4.1
Gross profit                                                2.6
Selling, general and administrative
   expense                                                  3.2
Research and development expenses                          (3.2)
Income before provision for
   income taxes                                             5.6
Provision for income taxes                                  1.5
Net income                                                  7.8

     COMPARISON: QUARTER ENDED AND FISCAL YEAR TO DATE AT DECEMBER 31, 1996

         AND QUARTER ENDED AND FISCAL YEAR TO DATE AT DECEMBER 31, 1995

Results of Operations (continued)

     Net sales--continuing product lines for the quarter ended December 31, 1996 increased by 5.1% compared with the same period last year. The increase was due primarily to an increase in unit sales and the acquisition of HealthStar Pharmaceutical Services ("HPS"). Prices did not have a material effect on net sales during these periods.

     Sales of anesthesia products (representing 63.8% of net sales--continuing product lines) grew 5.3% from the quarter ended December 31, 1995 to the quarter ended December 31, 1996. Sales of critical care and respiratory products (representing 32.6% of net sales--continuing product lines) decreased by 5.7% due to lower unit sales. The Company has not had success in obtaining group purchasing contracts with respect to critical care and respiratory products. This has contributed to the lower unit volumes. Other products, accounting for 3.6% of net sales, increased by 100% from the comparable period in Fiscal 1995, reflecting the Company's acquisition of HPS.

     Gross profit increased by 2.6% in absolute dollar amount. This increase is the result of the Company's re-engineering and cost reduction efforts offset by sales of certain products with gross margins below the Company's average gross margin, as well as the sales price pressure that is evident within the cost conscious health care industry today. On a consolidated basis the Company's gross profit percentage for the quarter ended December 31, 1996 was 56.8% compared to 57.2% in the same time period of last fiscal year.

     Selling, general and administrative expenses increased by 3.2% in dollar volume, as the result of increases in costs to support international sales growth and the acquisition of HPS.

     Research and development (R&D) expenses decreased slightly, as the result of the completion of development on two major projects. Notwithstanding this reduction, the Company continues to make an active commitment to new product development.

     Other income/expense, which increased by $270,000 from the quarter ended December 31, 1995 to the quarter ended December 31, 1996, includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses.

     The Company's effective tax rates were 33.6% and 35.0% for the three months ended December 31, 1996 and 1995 respectively. The rates are less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards.

     On November 18, 1996, the Company announced it won a dual source supply agreement with Premier Purchasing Partners LP ("Premier"), an affiliate of the largest healthcare purchasing group in the United States (see page 9 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996). This agreement covers a variety of anesthesia products and provides for favorable pricing for the group in exchange for committed purchasing volume (90%) of usage from the member hospitals. The agreement covers a five year term and is effective starting February 1, 1997. Based on current membership data, management anticipates that the effect on operating income and gross margin contribution (dollars) will not be dilutive in spite of lower pricing and gross margin percentages. This statement regarding dilutive impact constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. The effects of the contract could differ materially from these estimates as the contract is implemented, if the volume of purchases is less than anticipated, if the Company is required to incur unanticipated selling expenses or if the product mix purchased does not result in anticipated manufacturing efficiencies.

                   COMPARISON: QUARTER ENDED DECEMBER 31, 1996

                       AND QUARTER ENDED DECEMBER 31, 1995


Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and second public offerings. During the three months ended December 31, 1996, cash and cash equivalents and short-term investments decreased by $722,000 while long-term marketable securities increased by $1,150,000. In addition, long-term debt was reduced by $500,000 and $2,231,000 of treasury stock was acquired pursuant to a previously announced buy-back plan. Capital expenditures of $2,149,000 were made to improve efficiencies and support new business opportunities. The combined total of cash and cash equivalents, short-term investment and long-term investments was approximately $47.0 million at December 31, 1996 as compared to $46.5 million at September 30, 1996.

     At December 31, 1996, the Company had $17.6 million in cash and cash equivalents. On that date, the Company's working capital was $44.8 million and the current ratio was 7.1 to 1, as compared to $44.8 million and 6.1 to 1 at September 30, 1996. The Company's current policy is to retain such working capital and earnings for use in its business, subject to the payment of certain cash dividends. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

     The Company has a $10 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

     Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future. This statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. The Company's liquidity could be adversely impacted and its need for capital change if costs are higher than anticipated, operating results differ significantly from recent experience or adverse events affect the Company's operations.

PART II.     Other Information


            Item 1.        Legal Proceedings.

                           Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

            Item 6.        Exhibits and Reports on Form 8-K

                           (a)      Exhibits: 27.1 - Financial Data Schedule

                           (b) Reports on Form 8-K filed during the quarter ended December 31, 1996: None.

                                                     Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        VITAL SIGNS, INC.



                                        By: /s/ Anthony J.Dimun
                                            _______________________
                                            Anthony J. Dimun
                                            Executive Vice President of
                                            Finance and Chief Financial Officer


                                             Date:  February 14, 1997