Form 10-Q
period 1997-03-31
VITAL SIGNS INC
filed 1997-05-15
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

[  ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 for the transition period from ________  to _______
                             -------------

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


_______________________________________________________________________________
      Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   X              No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 1, 1997, there were 12,989,207 shares of Common Stock, no par value, outstanding.

                                                 VITAL SIGNS, INC.

                                                       INDEX


                                                                    Page
                                                                   Number

Part I.           Financial Information                               1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 1997 (Unaudited) and
                  September 30, 1996                                  2

                  Consolidated Statement of Income
                  for the Six Months Ended
                  March 31, 1997 and 1996 (Unaudited)                 3

                  Consolidated Statement of Income for
                  the Three Months ended
                  March 31, 1997 and 1996 (Unaudited)                 4

                  Consolidated Statement of Cash
                  Flows for the Six Months Ended
                  March 31, 1997 and 1996 (Unaudited)                 5

                  Notes to Consolidated Financial
                  Statements (Unaudited)                              6


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                         7-10

Part II.

     Item 1.      Legal Proceedings                                  11

     Item 6.      Exhibits and Reports on Form 8-K                   11


     Signatures                                                      12

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



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                          March 31, 1997             September 30, 1996
                                                                          --------------             ------------------
                                                                                          (In Thousands)

                                     ASSETS
                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                                 $   15,326                 $   17,747
  Marketable securities                                                          1,984                        602
  Accounts receivable, less allowance for
    doubtful accounts of $137 and $169, respectively                            15,088                     13,887
  Inventory                                                                     15,154                     13,013
  Prepaid expenses and other current assets                                      8,398                      8,279
                                                                            ----------                 ----------
        Total Current Assets                                                    55,950                     53,528

  Property, Plant and Equipment - net                                           24,629                     21,131
  Marketable Securities                                                         27,931                     28,187
  Goodwill                                                                      16,412                     16,619
  Other Assets                                                                   4,031                      4,291
                                                                          ------------               ------------
     Total Assets                                                          $   128,953               $    123,756
                                                                          -===========               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $      3,626               $      4,066
  Current portion of long-term debt                                                200                        500
  Accrued expenses                                                               2,165                      2,406
  Amounts payable relating to acquisitions                                         275                        236
  Deferred income taxes payable                                                  1,240                      1,500
                                                                          ------------               ------------
        Total Current Liabilities                                                7,506                      8,708

  Deferred Income Taxes Payable                                                  1,270                      1,334
  Long-term debt                                                                 2,500                      2,700
  Other                                                                            656                        775
                                                                          ------------               ------------
        Total Liabilities                                                       11,932                     13,517
                                                                          ------------               ------------

Commitments and Contingencies

  Stockholders' Equity
      Common stock - no par value:
      authorized 40,000,000 shares, issued
      12,989,207 and 13,062,701 shares, respectively                            27,833                     29,666
  Allowance for aggregate unrealized loss
    on marketable securities                                                      (409)                      (426)
  Retained earnings                                                             89,597                     80,999
                                                                          ------------               ------------
        Stockholders' Equity                                                   117,021                    110,239
                                                                          ------------               ------------
  Total Liabilities and Stockholders' Equity                              $    128,953               $    123,756
                                                                          ============               ============

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                         For the Six Months Ended March 31,
                                               1997                  1996
                                       (In Thousands Except Per Share Amounts)


Net sales - continuing product lines     $    46,675             $    44,311
Net sales - product line disposed               ---                      808
                                         -----------             -----------
Net sales - total                             46,675                  45,119

Cost of goods sold                            20,266                  19,342
                                         -----------             -----------

Gross profit                                  26,409                  25,777
                                         -----------             -----------

Operating expenses:
  Selling, general and administrative         11,607                  11,368
  Research and development                     1,807                   1,775
  Interest income                             (1,234)                 (1,266)
  Interest expense                               139                     168
  Other income, net                             (510)                   (765)
  Goodwill amortization                          287                     270
                                         -----------              ----------


Income before provision for income taxes      14,313                  14,227

Provision for income taxes                     4,664                   5,032
                                         -----------              ----------

Net income                               $     9,649              $    9,195
                                         ===========              ==========

Net income per share                     $       .74              $      .71
                                         ===========              ==========

Weighted average number of shares             13,010                  13,026
                                         ===========              ==========


                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                           For the Three Months Ended March 31,
                                               1997                      1996
                                         (In Thousands Except Per Share Amounts)


Net sales - continuing product lines        $  23,845               $    22,596
Net sales - product line disposed                 ---                       406
                                            ---------               -----------
Net sales - total                              23,845                    23,002

Cost of goods sold                             10,413                     9,877
                                            ---------               -----------

Gross profit                                   13,432                    13,125
                                            ---------               -----------

Operating expenses:
  Selling, general and administrative           5,841                     5,782
  Research and development                        891                       829
  Interest income                                (608)                     (572)
  Interest expense                                 76                        83
  Other expense (income), net                     155                      (370)
  Goodwill amortization                           151                       141
                                             --------               -----------


Income before provision for income taxes        6,926                     7,232

Provision for income taxes                      2,179                     2,583
                                             --------               -----------

Net income                                $     4,747               $     4,649
                                          ===========               ===========

Net income per share                      $       .37               $       .36
                                          ===========               ===========

Weighted average number of shares              12,984                    13,043
                                          ===========               ===========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Six Months Ended March  31,
                                                                                  1997                      1996
                                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                                                $     9,649                    $  9,195
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and amortization                                             1,101                         794
         Deferred income taxes                                                      (324)                         (7)
         Amortization of goodwill                                                    287                         270
         Amortization of deferred credit                                             (50)                        (50)
         Net gain on sales of available for sale securities                         (759)                        277
         Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                            (1,201)                      1,981
            (Increase) in inventory                                               (2,141)                        (71)
            (Increase)decrease in prepaid expenses and
              other current assets                                                  (119)                      1,482
            (Decrease) in accounts payable
              and accrued expenses                                                  (681)                     (2,270)
            Decrease (increase) in other assets                                      230                        (445)
                                                                               ----------                    --------
            Net cash provided by operating activities                              5,992                      11,156
                                                                               ----------                    --------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale
      securities.                                                                  7,409                      49,938
   Purchases of available-for-sale securities                                     (7,759)                    (42,878)
   Acquisition of property, plant and equipment                                   (4,599)                     (1,938)
   Payment for purchase of subsidiaries net of
      cash acquired                                                                  (80)                     (5,435)
   Assets held for sale                                                              ---                      (2,750)
                                                                             -----------                 ------------
            Net cash used in investing activities                                 (5,029)                     (3,063)
                                                                             ------------                -------------

Cash Flows from Financing Activities:
   Net reissuance (purchase) of treasury stock                                    (2,077)                        160
   Dividends paid                                                                 (1,045)                       (781)
   Proceeds from exercise of stock options and warrants                              238                         621
   Principal payments of long-term debt and
      notes payable                                                                 (500)                     (1,011)
                                                                             ------------                ------------
         Net cash used in financing activities                                    (3,384)                     (1,011)
                                                                             ------------                ------------

   Net decrease (increase) in cash and cash equivalents                           (2,421)                      7,082
   Cash and cash equivalents at beginning of period                               17,747                       8,334
                                                                             -----------                 -----------
   Cash and cash equivalents at end of period                                $    15,326                 $    15,416
                                                                             ===========                 ===========

Supplemental  disclosures  of cash flow  information:
   Cash paid  during the six months for:
      Interest                                                               $       133                 $       152
      Income taxes                                                                 6,359                       4,309
Supplemental schedule of noncash investing activities:
   Accrued amounts relating to purchase of subsidiaries                      $       ---                 $       125

                 See Notes to Consolidated Financial Statements


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. The consolidated balance sheet as of March 31, 1997, the consolidated statements of income for the three and six months ended March 31, 1997 and 1996 and the consolidated statement of cash flows for the six months ended March 31, 1997 and 1996 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and 1996 and for all periods presented have been made.

2. Earnings per share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is not material. The Company will be required to adopt Statement of Financial Accounting Standards #128 - "Earnings Per Share" in the quarter ending December 31, 1997. The affect of this adoption is not expected to be significant to the Consolidated Financial Statements.

3. See the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (the "Form 10-K") for additional disclosures relating to the Company's financial statements.

4. On March 14, 1997, Vital Signs, Inc. (the "Company") announced that it has entered into a definitive merger agreement providing for the Company to acquire Marquest Medical Products, Inc. ("Marquest"), which would become a wholly-owned subsidiary of the Company. Separately, the Company entered into an agreement with Scherer Healthcare, Inc. ("Scherer"), which is the majority shareholder of Marquest, to acquire, for cash, certain product rights previously sold by Marquest to Scherer. The Company also entered into inducement agreements with Scherer and Robert Scherer, Scherer's principal shareholder, in connection with the commitment of Scherer and Robert Scherer to vote their shares in favor of the transaction. The agreements are subject to the approval of Marquest's and Scherer's shareholders. As a result of these transactions the Company will pay approximately $18.5 million and assume Marquest's debt of approximately $5 million. See Form 8-K filed on March 19, 1997 for additional information.

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


                                                                Increase/(Decrease) From
                                                                   Prior Period

                                                     Six Months Ended                  Three Months Ended
                                                     March 31, 1997 compared            March 31,1997 compared
                                                      with Six Months Ended             with Three Months ended
                                                       March 31, 1996                       March 1996


Net sales -continuing product lines                           5.3%                               5.5%
Cost of goods sold                                            4.8                                5.4
Gross profit                                                  2.5                                2.3
Selling, general and administrative
   expense                                                    2.1                                1.0
Research and development expenses                             1.8                                7.5
Income before provision for
   income taxes                                               0.6                                (4.2)
Provision for income taxes                                   (7.3)                              (15.6)
Net income                                                    4.9                                 2.1



                    COMPARISON: QUARTER ENDED MARCH 31, 1997

                        AND QUARTER ENDED MARCH 31, 1996

Results of Operations (continued)

Three Months Ended March 31, 1997

         Net sales--continuing product lines for the quarter ended March 31, 1997 increased by 5.5% compared with the same period last year. The increase was due primarily to an increase in unit sales and the activity of HealthStar Pharmaceutical Services (subsequently renamed Vital Pharma, Inc. ("VPI"), which was acquired in January, 1996. Price changes did not have a material effect on net sales during these periods.

         Sales of anesthesia products (representing 62.0% of net sales--continuing product lines) grew 3.7% from the quarter ended March 31, 1996 to the quarter ended March 31, 1997 due to increased unit sales. Sales of critical care and respiratory products (representing 33.7% of net sales--continuing product lines) increased by 3.5% due to increased unit sales. Other products, accounting for 4.3% of net sales, increased by 79.9% from the comparable period in Fiscal 1996, reflecting the increased activity of VPI.

         Gross profit increased by 2.3% in absolute dollar amount. This increase is the result of increased sales combined with the effects of the Company's re-engineering and cost reduction efforts offset by sales of certain products with gross margins below the Company's average gross margin, as well as the sales price pressure that is evident within the cost conscious health care industry today. On a consolidated basis the Company's gross profit percentage for the quarter ended March 31, 1997 was 56.3 % compared to 57.1% in the same time period of last fiscal year, reflecting the impact of lower margin sales.

         Selling, general and administrative expenses increased by 1.0% in dollar volume, as the result of increases in costs to support international sales growth and the increased activity at VPI.

         Research and development (R&D) expenses increased by 7.5% due to an increase in new product opportunities. The Company continues to make an active commitment to internal new product development.

         Other income/expense, which decreased by $525,000 from the quarter ended March 31, 1996 to the quarter ended March 31, 1997, includes dividend income, realized capital gains and losses, currency gains and losses and legal and other expenses related to non-operational items. In the 1996 quarter the Company realized capital gain and other income while in the 1997 quarter, no significant capital gain or other income occurred.

         The Company's effective tax rates were 31.5% and 35.7% for the three months ended March 31, 1997 and 1996 respectively. The rates are less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards and a special deduction realized in fiscal 1997 which will reduce taxable income in 1997 by approximately $3 million but will not be repeated in the future. Thus, the Company's effective tax rate is expected to increase in fiscal 1998.

                   COMPARISON: SIX MONTHS ENDED MARCH 31, 1997

                       AND SIX MONTHS ENDED MARCH 31, 1996

Results of Operations (continued)
Six Months Ended March 31, 1997

          Net sales--continuing product lines for the six months ended March 31, 1997 increased by 5.3% compared with the same period last year. The increase was due primarily to an increase in unit sales and the increased activity at HealthStar Pharmaceutical Services (subsequently renamed Vital Pharma, Inc. ("VPI"). Price changes did not have a material effect on net sales during these periods.

          Sales of anesthesia products (representing 62.9% of net sales--continuing product lines) grew 4.2% from the six months ended March 31, 1996 to the six months ended March 31, 1997. Sales of critical care and respiratory products (representing 33.2% of net sales--continuing product lines) decreased by 0.6% due to lower unit sales. The Company has not had success in obtaining group purchasing contracts with respect to critical care and respiratory products. This has contributed to the lower unit volumes. Other products, accounting for 3.9% of net sales, increased by 224.9% from the comparable period in Fiscal 1996, reflecting the increased activity at VPI.

          Gross profit increased by 2.5% in absolute dollar amount. This increase is the result of higher sales and the Company's re-engineering and cost reduction efforts offset by sales of certain products with gross margins below the Company's average gross margin, as well as the sales price pressure that is evident within the cost conscious health care industry today. On a consolidated basis the Company's gross profit percentage for the six months ended March 31, 1997 was 56.6% compared to 57.1% in the same time period of the last fiscal year.

          Selling, general and administrative expenses increased by 2.1% in dollar volume, as the result of increases in costs to support international sales growth and the acquisition of VPI.

          Research and development (R&D) expenses increased slightly, as certain new product projects intensified during the last three months. The Company continues to make an active commitment to new product development.

          Other income/expense, which decreased by $255,000 from the six months ended March 31, 1996 to the six months ended March 31, 1997, includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses. In the 1996 period the Company realized capital gain and other income while in the 1997 period, no significant capital gain or other income occurred.

          The Company's effective tax rates were 32.6% and 35.4% for the six months ended March 31, 1997 and 1996 respectively. The rates are less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards and a special deduction realized in fiscal 1997 which will reduce taxable income in 1997 by approximately $3 million but will not be repeated in the future. Thus the Company's effective tax rate is expected to increase in fiscal 1998.

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

Liquidity and Capital Resources


          The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and second public offerings. During the six months ended March 31, 1997, cash and cash equivalents and short-term investments decreased by $1,039,000 while long-term marketable securities decreased by $256,000. Long-term debt was reduced by $500,000, $2,077,000 of treasury stock was acquired pursuant to a previously announced buy-back plan, and the Company paid $1,045,000 of dividends during the first six months of Fiscal 1997. Capital expenditures of $4,599,000 were made to improve efficiencies and support new business opportunities. The combined total of cash and cash equivalents, short-term investment and long-term investments was approximately $45.2 million at March 31, 1997 as compared to $46.5 million at September 30, 1996.

           At March 31, 1997, the Company had $15.3 million in cash and cash equivalents. On that date, the Company's working capital was $48.4 million and the current ratio was 7.5 to 1, as compared to $44.8 million and 6.1 to 1 at September 30, 1996. The Company's current policy is to retain such working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

           On March 14, 1997, Vital Signs, Inc. (the "Company") announced that it has entered into a definitive merger agreement providing for the Company to acquire Marquest Medical Products, Inc. ("Marquest"), which would become a wholly-owned subsidiary of the Company. Separately, the Company entered into an agreement with Scherer Healthcare, Inc. ("Scherer"), which is the majority shareholder of Marquest, to acquire, for cash, certain product rights previously sold by Marquest to Scherer. The Company entered into inducement agreements with Scherer and Robert Scherer, Scherer's principal shareholder, in connection with the commitment of Scherer and Robert Scherer to vote their shares in favor of the transaction. The agreements are subject to the approval of Marquest's and Scherer's shareholders. As a result of the transaction the Company will pay approximately $18.5 million and assume Marquest's debt of approximately $5 million. See the current Report on Form 8-K filed on March 19, 1997 for additional information

          The Company has a $10 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

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

PART II.     Other Information


            Item 1.        Legal Proceedings.

                           On March  24,  1997 and on  April  9,  1997  separate
                           actions were commenced against the Company in New Jersey and California, respectively, by dealers of Marquest Medical Products, Inc. who had received notification that their dealer relationships with Marquest were to be terminated. While the lawsuits are not identical, they assert similar claims against the Company with regard to misappropriation of confidential information and violation of certain statutory provisions relating to the protection of dealership rights. In addition the action in California asserts claims for violation of the Robinson-Patman Act. Each of the actions also names Marquest as a defendant and similar claims are asserted against it. The Company intends to vigorously defend these actions and does not believe that such proceedings will materially adversely
                           impact   the    Company's   consolidated   financial
                           condition,  results  of  operations   or  liquidity.
                           Predictions regarding the impact of such proceedings
                           constitute   forward-looking  statements   under the
                           Private Securities Litigation Reform Act of 1995. The actual impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

                           For further discussion also see Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

            Item 6.        Exhibits and Reports on Form 8-K
                           (a)      Exhibits: 27.1 - Financial Data Schedule

                           (b) Reports on Form 8-K filed during the quarter ended March 31, 1997.

                                    (i)   Current  Report  on  Form  8-K  dated
                                          March 14, 1997 providing (item  5  and
                                          7) information regarding the Company's
                                          acquisition of Marquest.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          VITAL SIGNS, INC.



                                          By: /s/ Anthony J. Dimun
                                              _____________________________
                                                  Anthony J. Dimun
                                                  Executive Vice President of
                                                  Finance and Chief Financial
                                                  Officer


                                          Date: May 15, 1997