Form 10-Q
period 1997-06-30
VITAL SIGNS INC
filed 1997-08-19
CIK 865846

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the  quarterly period ended June 30,1997 or

[ ] Transition  report  pursuant  to  Section  13 or 15 (d) of the  Securities
    Exchange  Act  of  1934  for  the transition period from ____ to ____

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

                                  973-790-1330
              (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                         No
          _____                         ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 1, 1997, there were 12,657,243 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX
                                                                      Page
                                                                      Number

Part I.           Financial Information                                 1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  June 30, 1997 (Unaudited) and
                  September 30, 1996                                    2

                  Consolidated Statement of Operations
                  for the Nine Months Ended
                  June 30, 1997 and 1996 (Unaudited)                    3

                  Consolidated Statement of Operations
                  for the Three Months ended
                  June 30, 1997 and 1996 (Unaudited)                    4

                  Consolidated Statement of Cash
                  Flows for the Nine Months Ended
                  June 30, 1997 and 1996 (Unaudited)                    5

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                6


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           7-10

Part II.

     Item 1.      Legal Proceedings                                   11-12

     Item 4.      Submission of Matters to a Vote of Security Holders 12-13

     Item 6.      Exhibits and Reports on Form 8-K                     14

     Signatures                                                        15



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

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                          June 30, 1997           September 30, 1996
                                                                          _____________           __________________

                                                                                       (In Thousands)

                                     ASSETS
                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                               $     11,281                 $   17,747
  Marketable securities                                                          2,295                        602
  Accounts receivable, less allowance for
    doubtful accounts of $293 and $169, respectively                            17,841                     13,887
  Inventory                                                                     19,555                     13,013
  Prepaid expenses and other current assets                                      9,050                      8,279
                                                                                ______                     ______
        Total Current Assets                                                    60,022                     53,528

  Property, Plant and Equipment - net                                           35,322                     21,131
  Marketable Securities                                                         27,516                     28,187
  Goodwill                                                                      28,881                     16,619
  Other Assets                                                                   4,157                      4,291
                                                                                ______                     ______
     Total Assets                                                         $    155,898                 $  123,756
                                                                             =========                   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                        $      5,573                 $    4,066
  Current portion of long-term debt                                                860                        500
  Accrued expenses                                                               7,597                      2,406
  Amounts payable relating to acquisitions                                      18,894                        236
  Deferred income taxes payable                                                  1,536                      1,500
                                                                               _______                      ______
        Total Current Liabilities                                               34,460                      8,708

  Deferred Income Taxes Payable                                                  1,270                      1,334
  Long-term debt                                                                 6,836                      2,700
  Other                                                                          4,715                        775
                                                                                ______                     ______
        Total Liabilities                                                       47,281                     13,517
                                                                                ______                     ______
Commitments and Contingencies

  Stockholders' Equity
      Common stock - no par value:
      authorized 40,000,000 shares, issued and outstanding
      12,657,243 and 13,062,701 shares, respectively                            21,868                     29,666
  Allowance for aggregate unrealized loss
    on marketable securities                                                      (225)                      (426)
  Retained earnings                                                             86,974                     80,999
                                                                               _______                    _______
        Stockholders' Equity                                                   108,617                    110,239
                                                                               _______                    _______
  Total Liabilities and Stockholders' Equity                              $    155,898                 $  123,756
                                                                               =======                    =======


                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                          For the Nine Months Ended June 30,
                                                                          ___________________________________
                                                                              1997                      1996
                                                                              ____                      ____
                                                                         (In Thousands Except Per Share Amounts)


Net sales - continuing product lines                                       $    75,036               $    67,329
Net sales - product line disposed                                                  ---                       808
                                                                                ______                    ______
Net sales - total                                                               75,036                    68,137

Cost of goods sold                                                              34,743                    29,053
                                                                            __________                 _________

Gross profit                                                                    40,293                    39,084
                                                                            __________                 _________

Operating expenses:
  Selling, general and administrative                                           19,340                    16,862
  Research and development                                                       2,791                     2,695
  Interest income                                                               (1,828)                   (1,826)
  Interest expense                                                                 371                       240
  Other income, net                                                                116                      (924)
  Goodwill amortization                                                            438                       509
  Special charge related to acquisition (see note 4)                             6,700                       ---
                                                                          ____________               ____________
Income before provision for income taxes                                        12,365                    21,528

Provision for income taxes                                                       4,817                     7,520
                                                                           ___________               ___________
Net income                                                                 $     7,548               $    14,008
                                                                           ===========               ===========
Net income per share                                                       $       .58               $      1.07
                                                                           ===========               ===========
Weighted average number of shares                                               12,947                    13,040
                                                                           ===========                 =========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                                           For the Three Months Ended June 30,
                                                                           ___________________________________
                                                                              1997                      1996
                                                                              ____                      ____
                                                                         (In Thousands Except Per Share Amounts)


Net sales - continuing product lines                                       $    28,361               $    23,018
                                                                           ___________               ___________
Net sales - total                                                               28,361                    23,018

Cost of goods sold                                                              14,397                     9,711
                                                                           ___________               ___________
Gross profit                                                                    13,964                    13,307
                                                                           ___________               ___________
Operating expenses:
  Selling, general and administrative                                            7,733                     5,494
  Research and development                                                       1,064                       920
  Interest income                                                                 (594)                     (560)
  Interest expense                                                                 232                        72
  Other expense (income), net                                                      626                      (159)
  Goodwill amortization                                                            151                       239
  Special charge related to acquisition (see note 4)                             6,700                       ---
                                                                           ___________                __________

Income (loss) before provision for income taxes                                 (1,948)                    7,301

Provision for income taxes                                                         153                     2,488
                                                                           ___________                 __________
Net income (loss)                                                          $    (2,101)              $     4,813
                                                                           ============              ============
Net income (loss) per share                                                $     (.16)               $       .37
                                                                           ============              ============
Weighted average number of shares                                               12,819                    13,067
                                                                           ===========               ============



                 See Notes to Consolidated Financial Statements


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                For the Nine Months Ended June  30,
                                                                                ____________________________________
                                                                                  1997                         1996
                                                                                  ____                         ____

                                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                                                 $    7,548                    $ 14,008
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and amortization                                             1,684                       1,308
         Deferred income taxes                                                      (324)                         (7)
         Amortization of goodwill                                                    438                         509
         Amortization of deferred credit                                             (75)                        (75)
         Net gain (loss) on sales of available for sale securities                  (772)                        279
         Gain on sale of subsidiary                                                                             (229)
         Special charge related to acquisition                                     4,200
      Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                            (1,064)                      1,831
            (Increase) in inventory                                               (3,767)                     (1,535)
            (Increase)decrease in prepaid expenses and
              other current assets                                                  (590)                      1,235
            Increase (decrease) in accounts payable
              and accrued expenses                                                 3,138                      (2,045)
            (Increase) in other assets                                              (327)                     (1,865)
                                                                                 ________                     _______
            Net cash provided by operating activities                             10,089                      13,414
                                                                                 ________                     _______
Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale securities                           16,404                      50,816
   Purchases of available-for-sale securities                                    (16,453)                    (44,357)
   Acquisition of property, plant and equipment                                   (6,498)                     (4,375)
   Payment for purchase of subsidiaries net of
      cash acquired                                                                 (137)                     (8,431)
   Assets held for sale                                                                                        2,786
                                                                                  _______                     _______
            Net cash used in investing activities                                 (6,684)                     (3,561)
                                                                                 ________                     _______

Cash Flows from Financing Activities:
   Net reissuance (purchase) of treasury stock                                    (8,066)                        160
   Dividends paid                                                                 (1,569)                     (1,171)
   Proceeds from exercise of stock options                                           264                         636
   Principal payments of long-term debt and
      notes payable                                                                 (500)                     (1,011)
                                                                                  ________                    _______
         Net cash used in financing activities                                    (9,871)                     (1,386)
                                                                                  ________                    _______
   Net (decrease) increase in cash and cash equivalents                           (6,466)                      8,467
   Cash and cash equivalents at beginning of period                               17,747                       8,334
                                                                                  ________                    _______
   Cash and cash equivalents at end of period                                $    11,281                 $    16,801
                                                                             =============               ===========
Supplemental disclosures of cash flow information:
   Cash paid during the six months for:
      Interest                                                               $       247                 $       285
      Income taxes                                                                 7,703                       7,200
Supplemental schedule of noncash investing activities:
   Accrued amounts relating to purchase of subsidiaries                      $    18,649                 $       125

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of June 30, 1997, the consolidated statements of income for the three and nine months ended June 30, 1997 and 1996 and the consolidated statement of cash flows for the nine months ended June 30, 1997 and 1996 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and 1996 and for all periods presented have been made.

2. Earnings per share are computed using the weighted average number of common shares outstanding during the period. The dilutive effect of common stock equivalents is not material. The Company will be required to adopt Statement of Financial Accounting Standards #128 - "Earnings Per Share" in the quarter ending December 31, 1997. The effect of this adoption is not expected to be significant to the consolidated financial statements.

3. See the Company's annual report on Form 10-K for the year ended September 30, 1996 (the "Form 10-K") for additional disclosures relating to the Company's financial statements.

4. On March 14, 1997, Vital Signs, Inc. (the "Company") announced that it had entered into a definitive agreement to acquire Marquest Medical Products, Inc.("Marquest"). Separately, the Company entered into an agreement with Scherer Healthcare, Inc. ("Scherer"), the majority shareholder of Marquest, to acquire, for cash, certain product rights previously sold by Marquest to Scherer. The Company also entered into inducement agreements with Scherer and Robert Scherer, Scherer's principal shareholder, in connection with the commitment of Scherer and Robert Scherer to vote their shares in favor of the transaction. The agreements were approved by the shareholders of Marquest and Scherer on July 28, 1997. As a result of these transactions the Company paid approximately $18.5 million in cash and assumed Marquest's debt of approximately $5 million. See the current reports on Form 8-K filed on March 19, 1997 and August 1, 1997.

     This transaction has been accounted for as a purchase, and will result in an excess of purchase price over assets acquired of approximately $15 million (net of the special charge discussed below). This goodwill will be amortized to income over a forty year period.

     The effective date of the acquisition for financial reporting purposes is April 1, 1997. The balance sheet and results of operations for Marquest have been included in these consolidated financial statements as of and for the quarter ended June 30, 1997.

5. In connection with the acquisition of Marquest discussed above, the Company recorded a special charge of $6.7 million in the quarter ended June 30, 1997. This charge represents $2,500,000 of in process research and development acquired in the Marquest transaction (which must be expensed in accordance with purchase accounting rules) along with $4,200,000 in costs for the consolidation of certain manufacturing operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Introduction

     The results of operations include the results of Marquest Medical Products, Inc. ("Marquest") as of and for the quarter ended June 30, 1997 (see footnotes 4 and 5). In addition the comparison of net sales excludes the sales of the Company's endoscopic products in fiscal 1996. This operation was disposed of in fiscal 1996.


Results of Operations


The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.

                                             Increase/(Decrease) From
                                                  Prior Period
                                 _______________________________________________
                                    Nine Months Ended      Three Months Ended
                                 June 30, 1997 compared   June 30,1997 compared
                                 with Nine Months Ended  with Three Months ended
                                   June 30, 1996              June 30, 1997
                                 _______________________________________________

Net sales -continuing product lines     11.4  %                            23.2%
Cost of goods sold                      19.6                               48.3
Gross profit                             3.1                                4.9
Selling, general and administrative
   expense                              14.7                               40.8
Research and development expenses        3.6                               15.7
Income before provision for
   income taxes                        (42.6)                            (126.7)
Provision for income taxes             (35.9)                             (93.9)
Net income                             (46.1)                            (143.7)



                     COMPARISON: QUARTER ENDED JUNE 30, 1997
                         AND QUARTER ENDED JUNE 30, 1996

Results of Operations (continued)

                        Three Months Ended June 30, 1997

     Net sales for the quarter ended June 30, 1997 increased by 23.2% compared with the same period last year. The increase primarily was due to higher activity at Vital Pharma, Inc. ("VPI"), and the acquisition of Marquest Medical Products.

     Sales of anesthesia products (representing 50.0% of net sales) declined 1.6% from the quarter ended June 30, 1996 to the quarter ended June 30, 1997. This decrease is the result of lower selling prices due to the implementation of certain group contracts offset by increased unit volume. Sales of critical care and respiratory products (representing 43.7% of net sales) increased by 74.1% due to the Marquest acquisition. Other products, accounting for 6.3% of net sales, increased by 20.2% from the comparable period in Fiscal 1996, reflecting the increased activity of VPI.

     While net sales increased by 23.2%, gross profit increased by 4.9% in absolute dollar amount. This increase is the result of increased sales combined with the effects of sales of certain products with gross margins below the Company's average gross margin, as well as the sales price pressure that is evident within the cost conscious health care industry today. The gross profit percentage was lower in 1997 as a result of (i) the effect of price discounts (3.1%), (ii) higher raw material costs (1%) and (iii)the gross profit percentage realized by Marquest (4.5%). The gross profit percentage is expected to improve as the Company executes its cost improvement programs at Marquest. This statement constitutes a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Gross profit could be adversely impacted if costs are higher than anticipated, cost savings programs are not implemented within expected time frames or do not achieve anticipated results, or adverse events affect the Company's operations.

     Selling, general and administrative expenses increased by 40.8% in dollar amount, as the result of the acquisition of Marquest, increases in costs to support international sales growth, higher costs at certain locations incurred in preparation for product launches and the increased activity at VPI.

     Research and development (R&D) expenses increased by 15.7% due to the acquisition of Marquest and to an increase in new product opportunities. The Company continues to make an active commitment to new product development.

     The Company recorded a special charge related to the acquisition of Marquest in the amount of $6.7 million. $2,500,000 ($.20 per share net of tax) of this charge represents the cost of in process research and development acquired in the Marquest transaction (which must be expensed in accordance with purchasing accounting rules) and $4,200,000 in costs to consolidate certain manufacturing operations as a result of the Marquest transaction ($.22 per share net of tax).

     Other income/expense, which includes dividend income, realized capital gains and losses, currency gains and losses and legal and other expenses related to non-operational items, decreased by $785,000 from the quarter ended June 30, 1996 to the quarter ended June 30, 1997. In the 1996 quarter the Company realized capital gains and other income while in the 1997 quarter, no significant capital gain or other income occurred. The June 1997 quarter also includes increased expenses related to the defense of a patent lawsuit against the Company. For a further discussion of this action see Part II, Item I (Page
11).

     The Company's effective tax rates were (7.9%) and 34.1% for the three months ended June 30, 1997 and 1996 respectively. The tax rate for the quarter ended June 30, 1997 is primarily the result of the charge for the research and development purchased in the Marquest acquisition for which no tax benefit is available. The tax rate for the quarter ended June 30, 1996 reflects the utilization of capital loss carry forwards. The Company's effective tax rate is expected to increase in fiscal 1998.

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 1997

                       AND NINE MONTHS ENDED JUNE 30, 1996

Results of Operations (continued)

                         Nine Months Ended June 30, 1997

     Net sales--continuing product lines for the nine months ended June 30, 1997 increased by 11.4% compared with the same period last year. The increase was due primarily to the acquisition of Marquest Medical Products, Inc., and increased activity at Vital Pharma, Inc. ("VPI"). Prices on existing products declined approximately 1.6% in the nine months ended June 30, 1997 when compared to the same period in 1996.

     Sales of anesthesia products (representing 58.2% of net sales--continuing product lines) grew 2.2% from the nine months ended June 30, 1996 to the nine months ended June 30, 1997 as unit increases offset selling price declines. Sales of critical care and respiratory products (representing 37.8% of net sales--continuing product lines) increased by 21.6% largely due to the acquisition of Marquest. Other products, accounting for 4.0% of net sales, increased by 44.1% from the comparable period in Fiscal 1996, reflecting the increased activity at VPI.

     While net sales increased by 11.4%, gross profit increased by 3.1% in absolute dollar amount. This increase is the result of higher sales combined with sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI), as well as the sales price pressure that is evident within the cost conscious health care industry today. On a consolidated basis the Company's gross profit percentage for the nine months ended June 30, 1997 was 53.7% compared to 58.1% in the same time period of the last fiscal year. The gross profit percentage was lower in 1997 as a result of (i) the effect of price discounts (1.8%), and (ii) the gross profit percentage realized by Marquest.

     Selling, general and administrative expenses increased by 14.7% in dollar amount, as the result of the acquisition of Marquest, increases in costs to support international sales growth, higher costs at certain locations incurred in preparation for product launches and the increased activity at VPI.

     Research and development (R&D) expenses increased slightly, due to the acquisition of Marquest. The Company continues to make an active commitment to new product development.

     In the third quarter of fiscal 1997, the Company recorded a special charge related to the acquisition of Marquest in the amount of $6.7 million. $2,500,000 ($.20 per share net of tax) of this charge represents the cost of in process research and development acquired in the Marquest transaction (which must be expensed in accordance with purchasing accounting rules) and $4,200,000 in costs to consolidate certain manufacturing operations as a result of the Marquest transaction ($.22 per share net of tax).

     Other income/expense, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, decreased by $1,040,000 from the nine months ended June 30, 1996 to the nine months ended June 30, 1997. In the 1996 period the Company realized capital gain and other income while in the 1997 period, no significant capital gain or other income occurred. In addition, higher legal costs incurred in conjunction with the defense of a patent lawsuit impacted other income/expense adversely. For a further discussion of this action see Part II, Item I (Page 11).

     The Company's effective tax rates were 39.0% and 34.9% for the nine months ended June 30, 1997 and 1996 respectively. The rate for the nine months ended June 30, 1997 approximates the federal and state combined statutory rate as the research and development portion of the special charge does not give rise to a tax benefit. The rate for the nine months ended June 30, 1996 is less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards. The Company's effective tax rate is expected to be somewhat lower in fiscal 1998 than the fiscal 1997 rate.

     On November 18, 1996, the Company announced it won a dual source supply agreement with Premier Purchasing Partners LP ("Premier"), an affiliate of the largest healthcare purchasing group in the United States (see page 9 of the Company's Annual Report on Form 10-K for the year ended September 30, 1996). This agreement covers a variety of anesthesia products and provides for favorable pricing for the group in exchange for committed purchasing volume (90%) of usage from the member hospitals. The agreement covers a five year term and is effective starting February 1, 1997. To date, conversion of the Premier supply agreement to Vital Signs products is progressing slower than the Company had previously anticipated.

Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and second public offerings. During the nine months ended June 30, 1997, cash and cash equivalents and short-term investments decreased by $4,773,000 while long-term marketable securities decreased by $671,000. Long-term debt was reduced by $500,000, $8,145,000 of treasury stock was acquired pursuant to a previously announced buy-back plan, and the Company paid $1,569,000 of dividends during the first nine months of Fiscal 1997. Capital expenditures of $6,498,000 were made to improve efficiencies and support new business opportunities. The combined total of cash and cash equivalents, short-term investment and long-term investments was approximately $41.1 million at June 30, 1997 as compared to $46.5 million at September 30, 1996. Subsequent to June 30, 1997 the Company's cash and marketable securities decreased by $18.5 million disbursed in the acquisition of Marquest.

     At June 30, 1997, the Company had $11.3 million in cash and cash equivalents. On that date, the Company's working capital was $25.6 million and the current ratio was 1.7 to 1, as compared to $44.8 million and 6.1 to 1 at September 30, 1996. The decline in the current ratio is due to the recognition of the liability to the former shareholders of Marquest (see below).
Approximately $10 million of this liability was paid on July 28, 1997 with proceeds from the sale of securities which are classified as long term. The pro-forma current ratio after this transaction is approximately 3.3 to 1.

     The Company's current policy is to retain working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

     On March 14, 1997, Vital Signs, Inc. (the "Company") announced that it had entered into a definitive agreement to acquire Marquest Medical Products, Inc. ("Marquest"). Separately, the Company entered into an agreement with Scherer Healthcare, Inc. ("Scherer"), which is the majority shareholder of Marquest, to acquire, for cash, certain product rights previously sold by Marquest to Scherer. The Company entered into inducement agreements with Scherer and Robert Scherer, Scherer=s principal shareholder, in connection with the commitment of Scherer and Robert Scherer to vote their shares in favor of the transaction. The transaction was approved by the shareholders of Marquest and Scherer on July 28, 1997. As a result of the transaction the Company paid approximately $18.5 million and assumed Marquest's debt of approximately $5 million. See the current reports on Form 8-K filed on March 19, 1997 and August 1, 1997 and the notes to the financial statements for additional information.

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

PART II.    Other Information


Item 1.Legal Proceedings.

     In September, 1994 a complaint was filed against the Company in the U.S. District Court for the Northern District of Illinois alleging patent infringement with regard to the Company's resuscitator products seeking monetary damages and injunctive relief. The matter is scheduled for trial commencing on August 25, 1997. While the Company has vigorously defended this matter since its inception and will continue to do so at trial, the outcome of any litigation cannot be predicted with certainty.

     In May, 1995 the Company filed an action, subsequently amended, against a former employee and his patent attorney alleging, inter alia, causes of action for breach of contract, misappropriation of trade secrets and tortious interference with contractual relations. The patent at issue in the case relates to the Company's vascular flush device, Vasceze(TM). The defendants had counter-claimed for, inter alia, breach of contract and patent infringement. Subsequently, the ex-employee defendant added the Company's outside patent counsel as a defendant in the counter-claim. Separately, an arbitration was held in connection with an employment agreement between the ex-employee and the Company. Pursuant to an arbitration award the company paid the ex-employee approximately $100,000 under the employment agreement. In June, 1997, the defendants filed a Motion for Summary Judgement asking for dismissal of the Company's case and judgement for the defendants on each of their causes of action including a declaration of their ownership rights to the subject patents. The Summary Judgement Motion is scheduled for oral argument before the judge in October, 1997. In order to protect its interests, the Company filed a corresponding action in Germany in December, 1996 in order to oppose defendants' actions with regard to a possible European patent. The Company intends to continue to vigorously protect its rights and will continue to prosecute its legal actions to the full extent of the law and to defend itself against defendants' counter-claims.

     On March 24, 1997 and on April 9, 1997 separate actions were commenced against the Company in New Jersey and California, respectively, by dealers of Marquest Medical Products, Inc. who had received notification that their dealer relationships with Marquest were to be terminated. While the lawsuits are not identical, they assert similar claims against the Company with regard to misappropriation of confidential information and violation of certain statutory provisions relating to the protection of dealership rights. In addition the action in California asserts claims for violation of the Robinson-Patman Act. Each of the actions also names Marquest as a defendant and similar claims are asserted against it. The Company and Marquest had responded to the California action by asserting that the exclusive venue for such a proceeding was in an arbitration proceeding in Denver, Colorado. The court granted the defendants' motion and the California action has been dismissed. To date the plaintiff has not initiated arbitration proceedings. The New Jersey action is in the discovery phase.

     On July 10, 1997, the Company was served with a summons and complaint alleging causes of action in strict products liability and negligence for the sale of products containing latex resulting in plaintiff's allergic reaction. The Company is one of ten defendants named in the action. The matter is covered by insurance. The Company's insurance carrier has responded and is defending the action. While certain of the Company's products contain latex and the Company has sold latex gloves, it is not a manufacturer of latex gloves.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on July 9, 1997. At that meeting, each of the Board's nominees were re-elected to the Board and the shareholders approved the grant of stock options for Terence D. Wall, the grant of stock options for Barry Wicker, amendments to the 1990 Employee Stock Option Plan and Investment Plan to provide for a maximum number of shares subject to options which may be granted during any fiscal year and amendments to the 1990 Employee Stock Option Plan and Investment Plan revising the termination provisions of such plans. Shares were voted for the election of directors as follows:

                              For                       Authority Withheld

David J. Bershad            8,967,553                             30,888
Anthony J. Dimun            8,967,553                             30,888
Joseph Thomas               8,967,553                             30,888
John Toedtman               8,967,353                             31,088
Terence D. Wall             8,967,453                             30,988
C. Barry Wicker             8,967,553                             30,888

     Shares were voted for the approval of the grant of stock options for Terence D. Wall as follows:

     For:                          8,519,593
     Against:                        380,268
     Abstentions:                     54,966
     Broker Non-Votes:                43,614

     Shares were voted for the approval of the grant of stock options for Barry Wicker as follows:

     For:                          8,516,799
     Against                         382,747
     Abstentions:                     55,281
     Broker Non-Votes:                43,614

     Shares were voted for the approval of amendments to the 1990 Employee Stock Option Plan and Investment Plan to provide for a maximum number of shares subject to options which may be granted during any fiscal year as follows:

     For:                          8,839,410
     Against:                        127,711
     Abstentions:                      9,987
     Broker Non-Votes:                21,333

     Shares were voted for the approval of amendments to the 1990 Employee Stock Option Plan and Investment Plan revising the termination provisions of such plans as follows:

     For:                          8,923,321
     Against:                         42,816
     Abstentions:                     10,972
     Broker Non-Votes:                21,333

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits: 27.1 - Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1997.

                                    - None -

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   VITAL SIGNS, INC.



                                   By: /s/ Anthony J. Dimun
                                       Anthony J. Dimun
                                       Executive Vice President of
                                       Finance and Chief Financial Officer


                                  Date:  August 19, 1997