Form 10-K
period 1997-09-30
VITAL SIGNS INC
filed 1997-12-16
CIK 865846

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended September 30, 1997.

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

            20 Campus Road, Totowa, New Jersey 07512; (973) 790-1330
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                           Common Stock, no par value

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by non-affiliates as of December 1, 1997 was approximately $113,700,000.

     Number of shares  of Common  Stock  outstanding  as of  December  1,  1997:
12,715,415

     Documents incorporated by reference: Definitive Proxy Statement for 1998 Annual Meeting of Shareholders (Part III).

                                VITAL SIGNS, INC.

                                TABLE OF CONTENTS

                                                                       Page
                                     Part I

Item 1.          Business                                               2
Item 2.          Properties                                            15
Item 3.          Legal Proceedings                                     15
Item 4.          Submission of Matters to a Vote of
                    Security Holders                                   16
Item 4A.         Executive Officers of the Registrant                  17

                                     Part II

Item 5.          Market for the Registrant's Common
                   Equity and Related Stockholder Matters              19
Item 6.          Selected Financial Data                               19
Item 7.          Management's Discussion and Analysis
                    of Results of Operations and
                    Financial Condition                                21
Item 8.          Financial Statements and Supplementary
                    Data*                                              26
Item 9.          Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                               26

                                    Part III

Item 10.         Directors of the Registrant                           27
Item 11.         Executive Compensation                                27
Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                              27
Item 13.         Certain Relationships and Related
                    Transactions                                       27
                                     Part IV

Item 14.         Exhibits, Financial Statement Schedules  and
                    Reports on Form 8-K                                28

Signatures                                                             30

__________________
*Financial Statements follow page 25.

                                     PART I

Item 1. Business

Introduction

     Vital  Signs,  Inc.  was  initially  incorporated  in New York in 1972.  On
December 19, 1988, Vital Signs, Inc. reincorporated in New Jersey through a merger with a then newly formed New Jersey corporation. Unless otherwise indicated, all references in this Annual Report to the "Company" refer to Vital Signs, Inc., its predecessor New York corporation and their consolidated subsidiaries. References to "Vital Signs" refer solely to the parent company. Vital Signs' principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; its telephone number at that location is (973) 790-1330.

     Vital Signs and its subsidiaries design, manufacture and market single-patient use medical products for the anesthesia, respiratory, critical care and emergency markets. Single-patient use products have captured an increasing share of the medical products market from reusable products, primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another.

     The Company has pioneered the development and introduction of a variety of single-patient use products. In 1975, the Company commenced the marketing of clear, non-conductive anesthesia breathing circuits. The first clear plastic, single-use air-filled cushion face mask for anesthesia delivery and resuscitation was launched by the Company in 1981. The Company was the first organization to introduce a single-patient use manual resuscitator in 1984. The first single patient use laryngoscope system for use in anesthesia and the critical care arenas was developed and launched by the Company in 1988. The Company developed a general anesthesia kit, which can combine over 20 disposable items in one convenient, cost-effective package and the first single patient use infant resuscitation circuit with an adjustable pressure limiting valve, used to protect the infant's lung against over pressurization. In 1997, the Company began distributing products manufactured by Marquest Medical Products, Inc. ("Marquest"), such as arterial blood gas syringes and kits, small volume nebulizers and heated humidification circuits (see Acquisitions - Current Fiscal
Year).

     For    additional     information    regarding    these    products,    see
"Business-Products."

     The Company's strategy is to sell its anesthesia, respiratory and critical care products to hospitals through its own sales force. The Company sells its emergency and alternate site/homecarecare products through third party distributors. The worldwide sales force consisted of 213 sales employees at October 1, 1997 compared with 102 sales employees at October 1, 1996. In the third quarter of fiscal 1997, the Company embarked on a new strategy with regard to its domestic sales force. The Company announced its intention to increase its sales force by as much as 100% and to divide its sales force into two groups, one to concentrate on the sale of anesthesia products, and the other to concentrate on respiratory and critical care products.

     This Annual Report on Form 10-K contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company intends to caution investors that there are important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company.
Investors  are  cautioned   that  such   forward-looking   statements  are  only
predictions and that actual events or results may differ materially from such statements. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

     The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions  as a result  of (i)  competitive  factors  that  could  affect  the
Company's primary markets, including the results of competitive bidding procedures implemented by Group Purchasing Organizations and/or the success of the Company's expanded sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to control costs, (iv) market acceptance of competitors', existing or new products, (v) adverse determinations arising in the context of regulatory matters (see "Regulation") or legal proceedings (see Item 3 of this Annual Report on Form
10K) and (vi) legislative changes impacting the healthcare market.

Acquisitions - Current Fiscal Year

     The Company acquired the outstanding stock of Marquest Medical Products, Inc., a manufacturer of disposable medical devices and supplies for use in the respiratory care, critical care and anesthesia markets. As part of the acquisition transaction, the Company acquired certain equipment, patent and lease rights from Scherer Healthcare, Inc. ("Scherer"). Scherer held the ownership rights to Marquest's blood gas collection product line as a result of a previous sale leaseback transaction with Marquest. The effective date of this transaction for financial reporting purposes is April 1, 1997. See Note 2 of the Company's Consolidated Financial Statements.

     Historically, the Company has made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, the Company's acquisition strategy is focused upon the following objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory and critical care and emergency fields with the goal of expanding the products that can be sold by the Company's direct sales force, (ii) expansion of sales to international markets, and (iii) acquiring unique research and development capabilities.

                                    Products

Principal Products

The  Company   markets  a  wide  variety  of   single-patient   use  anesthesia,
respiratory, critical care and emergency products. Its principal products are described below:

Anesthesia Products:

     Face Masks. In 1981, the Company introduced the first clear plastic air-filled cushion face mask for single-patient anesthesia and respiratory use. The soft air-filled cushion face mask has been clinically documented to provide a better seal on most patients than other face masks, thus improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration. The Company offers various sizes and types of face masks. The Company anticipates that the usage of single patient use face masks in surgical procedures internationally will continue to expand as single-patient use products become increasingly accepted in international hospitals.

     Anesthesia Breathing Circuits. The Company offers a wide variety of single-patient use anesthesia breathing circuits, which are used to connect the patient to the anesthesia machine and to various patient monitors. Each breathing circuit consists of flexible hoses, a breathing bag, and a "Y" and elbow attachment. Since the breathing circuit needs of hospitals vary significantly, the Company offers a large variety of circuits designed to be compatible with anesthesia equipment manufactured by numerous other companies. The Company recently began offering circuits that deliver heated humidification to patients (see Acquisitions Current Year). Technological advances in the areas of gas sampling, temperature monitoring and humidification have provided the Company with opportunities to expand its breathing circuit offerings.

     INFUSABLE(R) Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter, usually into the artery or vein of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid-filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. The Company introduced its patented INFUSABLE(R) disposable pressure infusor to the market in late 1986 and early 1987. The Company's infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a pressure gauge. The infusor also has a mesh netting into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system.

     General Anesthesia Systems. The Company assembles and markets General Anesthesia System customized anesthesia kits, which can include more than 20 products, such as air-filled cushion face masks, breathing circuits, blood pressure cuffs and temperature monitoring probes. In marketing the General Anesthesia System kits, the Company's sales representatives use detailed questionnaires to assist in determining the particular products the hospital desires in its anesthesia kits. The Company then assembles a General Anesthesia System kit to meet the hospital's specific needs.

     Thermadrape(R)  Heat  Retentive  and  Insulating  Drape is a patented  heat retentive surgical covering designed to be a safe, effective and affordable alternative to the active warming blanket. Thermadrape(R) products minimize preoperative heat loss and allow patients to avoid (i) the increased metabolic rate and oxygen uptake associated with post-operative shivering, (ii)
vasoconstriction, (iii) delayed drug clearance and other side effects of "cold stress" and (iv) needless discomfort. Configurations include blankets, head covers, leggings and wraps. Sizes range from pediatric to adult.

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

     Gas-Lyte(R)and Quick-ABG(R). The Company offers a broad line of disposable arterial blood gas ("ABG") syringes and collection systems. Blood gas syringes are used to collect blood for blood gas analysis routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. The Company offers its ABG products in both standard configurations and in "kits" that are customized to meet a specific hospital's needs.

     RespirGard II (R) Nebulizer System, Acorn II (R) and Wisperjet (TM). The Company manufactures a product line of aerosolized medication delivery systems, consisting primarily of disposable small volume nebulizers. Nebulizers atomize medications for inhalation into the lungs. A range of nebulizers are offered to accommodate user preferences as well as the requirements for different types of respiratory treatment.

     Heated Humidification Systems. The Company manufactures a set of products to provide a flow of warm moist air to patients who are at risk from loss of body temperature and drying of the lung linings. These products consist of electronic humidifiers that utilize single use heated and non-heated wire breathing circuits as well as single use humidification chambers. In addition to their use in respiratory care, these products also have applications for use in anesthesia applications.

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

     Kurtis MSD(TM) Meconium Suction Device. The Kurtis MSD(TM) meconium suction device was developed by a practicing neonatalogist, Peter Kurtis, M.D. When an infant shows signs of having aspirated meconium, the device provides rapid, controlled intubation and meconium suctioning of newborns in the delivery room. The Kurtis MSD(TM) meconium suction device combines three devices which are normally used in the procedure and, therefore, makes the procedure less cumbersome.

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

     Isocath(TM) is a closed suction system designed for hospital patients on a ventilator. Isocath(TM) is used when an endotracheal tube is inserted in a patient located in the intensive care setting of a hospital. Suctioning, one of the most common procedures in intensive care, is performed to keep the patient's lungs free of secretions. Isocath(TM) allows the suction catheter to be advanced into the endotracheal tube without disconnecting the patient from the ventilator. Isocath(TM) was designed with a patented "isolation" chamber to isolate the catheter from the patient's airway while permitting cleaning of the catheter without inadvertently lavaging the patient. As a result of clinical feedback this product is undergoing certain design changes. The Company expects to re-launch this product to its customer base in the second quarter of fiscal 1998.

     Vasceze(TM) is a needleless, disposable, pre-filled vascular catheter flush device used with IV sets in the homecare and hospital market. Vasceze(TM) is a one-piece design manufactured using the "blow-fill-seal" process. Vasceze(TM) is filled with either sodium chloride or heparin solutions. The product is uniquely designed to deliver a flush solution at pressures less than those of 10.cc syringe and other flush devices. The Company is in the process of expanding its size offerings of the Vasceze(TM) product line to accommodate a wider range of hospital protocols.


Emergency Products

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

     Broselow/Hinkle(TM) Pediatric Emergency System. The Broselow/Hinkle(TM) pediatric emergency system is the product of extensive clinical efforts by Dr. James Broselow and Dr. Alan Hinkle which takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to the Company, consists of: a tape measure having seven color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. With this system, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time. The Broselow/Hinkle(TM) pediatric emergency system may also be sold by the Company in the pediatrician office market.


Thomas Medical Products.

     Thomas Medical Products, Inc. ("TMP") is an OEM manufacturer and contract development organization which is driven by significant scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their product or as part of surgical kits. TMP sells to many of the major device manufacturers.

Services

     Vital Pharma, Inc. (formerly known as HealthStar Pharmaceutical Services, Inc.) ("Vital Pharma"), was acquired in January 1996. Vital Pharma's principal focus is utilization of the Company's expertise in blow-fill-seal technology for manufacturing the Vasceze(TM) product line and for third party contract packaging customers that require sterile packaging (primarily pharmaceutical and medical device manufacturers). Vital Pharma has the capabilities to design and assemble blow-fill-seal machines for sale to customers that desire to manufacture in their own facilities.

     Another division of Vital Pharma, The Validation Group, provides consulting services to companies engaged in the manufacture of medical devices and pharmaceuticals, mainly in the area of compliance with regulations promulgated by the Food and Drug Administration ("FDA").

Market Data

The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of net sales--continuing product lines represented by the Company's anesthesia products, respiratory and critical care products, and other products/services:



                                                          Year Ended September 30,
                                   -------------------------------------------------------------
                                             1997                   1996               1995
                                   ---------------------- ---------------------- ---------------
                                      Amount      %       Amount           %          Amount      %
                                                            (Dollars in Millions)

Anesthesia                           $58.0      56.0        $56.4        62.7    $  54.1     61.7
Respiratory and Critical Care         41.0      39.6         31.7        35.3       33.6     38.3
Services / Other                       4.6       4.4          1.8         2.0         .0       .0
                                     -----     ------      ------       ------    ------  -------
Total                               $103.6     100.0%       $89.9       100.0%    $ 87.7    100.0%
                                    ======     ======       ======      ======    ======  ========

Sales, Marketing and Customers

     Historically, the Company's strategy has been to sell its anesthesia and respiratory products to hospitals in the United States through its own sales force. The Company's sales to hospitals through national distributors, such as Allegiance, Owens & Minor and McKesson/General Medical, approximate 37% of sales for Fiscal 1997. The Company's sales force participates with these national distributors in making sales to the hospital.

     In fiscal 1997 and 1996, one of the large international distributors represented approximately 13% and 14% of net sales--continuing product lines. The same customer represented approximately 10% and 11% of outstanding accounts receivable at September 30, 1997 and 1996 respectively.

     In the fourth quarter of 1997, the Company announced that with the addition of the Marquest product lines, it was expanding its sales force and dividing it into two separate sales groups. One sales group is focused on the sales of anesthesia products. The second sales group is focused on the sales of respiratory/critical care products. The Company has implemented that program by hiring and training the expanded sales force. On October 1, 1997, the Company had a total of 179 direct sales employees. Of that number, 88 are involved in the sale of anesthesia products, 88 are involved in the sale of respiratory and critical care products and 3 supporting alternate site and national accounts sales. In addition, the Company has 14 sales professionals engaged in international sales.

     The Company will continue to develop its sales capacity in the alternate site (non-hospital) market place. It is expected that this segment of the market will grow faster than the overall market in the next few years. The Company's effort in this are broken down into two markets, respiratory and IV products. The alternate site respiratory product sales are handled by two sales managers, who oversee an independent representative network. This network currently numbers twenty representatives and is expected to grow to forty-five by the end of the second quarter of fiscal 1998. The Company's IV products are handled by one sales manager who works with a group of six specialty dealers. This structure allows the Company to have broad coverage in the alternate site market while at the same time avoiding the fixed costs of an internal sales force.

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

     As have other providers within the medical and healthcare industries, the Company has been confronted with the rising purchasing power of buying groups such as Premier Purchasing Partners, Tenet, Columbia Healthcare and others. While the Company has been successful in signing an agreement with Premier for a broad range of anesthesia products and certain respiratory/critical care products (as described below), Tenet for both anesthesia and respiratory/critical care products, Columbia for its ABG products and other buying groups, no assurances can be given as to the Company's ability to secure other contracts or as to the impact of such contracts on the Company. The buying power exerted by these entities is expected to continue to have a negative impact on the Company's margins. Industry wide estimates are that such buying groups will continue to exert their power to decrease prices.

     On November 18, 1996, the Company announced it won a dual source supply agreement with Premier Purchasing Partners LP ("Premier") covering a broad range of anesthesia products, including breathing circuits, face masks and ABG kits. Premier is the largest healthcare buying group in the United States. As part of Premier's group purchasing commitment program, the agreement features savings for Premier hospitals and systems which agree to buy 90 percent of the products covered by the agreement from the Company or one other supplier. Pricing for the five-year agreement is effective from February 1, 1997. The Company continues to work with member hospitals to secure both commitment and contract compliance. The additional market share as a result of this agreement with Premier cannot be measured at this time.

International Sales

     For the year ended September 30, 1997, international sales accounted for approximately 10% of net sales as compared with approximately 8% during 1996 and approximately 5% during fiscal 1995.

     Historically, the Company has sold its products in European and other international markets through distributors. However, approximately three years ago the Company sought expansion in Europe by establishing a direct sales organization in the United Kingdom. The Company has built a network of over 85 independent distributors to sell the Company's anesthesia, respiratory, critical care and emergency products in major international markets. In January 1996, the Company opened a sales office in Beijing to support sales development in the Peoples Republic of China and Hong Kong through distributors.

     It is the Company's intention to augment the international sales effort through strategic alliances wherever possible, although no assurance can be made that any such alliances can be completed.

Research and Development

     The Company regards the element of innovation in its product line to be an essential part of its overall success. The principal focus of the Company's research and development effort is to develop product solutions to problems experienced by healthcare professionals. The Company's principal development activities are directed toward expanding clinical applications of the Company's existing products, resulting in improvements to the products (such as the face mask, breathing circuits and anesthesia kits) where the Company maintains a substantial market position. Moreover, the internal research and development ("R&D") staff maintains collaborative relationships with external professionals.

     During Fiscal 1997 the Company continued to focus its R&D efforts on two new products. The first product, a flush device for vascular access catheters (Vasceze(TM)), can be utilized in both the hospital setting and in the rapidly expanding alternate site field. Versions of the device are offered for both saline and heparin applications. The Company is working towards the development of additional sizes of Vasceze which will accommodate the protocols at a wider variety of hospitals and alternate site providers.

     17 The Company continues to enhance the features of the Isocath(TM) closed suction system designed for use on ventilated patients. The single-use system reduces the risk of infection for both patient and care giver. While originally introduced in October, 1996, an improved version will be reintroduced in the second quarter of fiscal 1998. See "Principal Products - Respiratory and Critical Care Products - Isocath(TM)".

     The Company has also undertaken research and development efforts in the following areas: (i) developing new versions of its resuscitator products; (ii) new versions of its heated humidifiers; (iii) new versions of blood gas syringes to enhance the ABG product line and (iv) various other projects in both the anesthesia and critical care areas.

     The Company expects to continue to rely in part on its internal staff and on outside professionals to perform research and development on anesthesia and respiratory products. The Company's research and development expenses aggregated $3,865,000, $3,595,000 and $3,869,000, respectively, for Fiscal 1995, 1996 and
1997.


Medical Advisor

     The Company has retained the services of Bernard Wetchler, M.D., as the Company's Medical Director, in order to provide the Company with medical expertise in all facets of the delivery of anesthesia services. Dr. Wetchler is Clinical Professor of Anesthesiology at the University of Illinois College of Medicine, as well as Vice President, World Federation of Societies of
Anaesthesiologists; past President of; the American Society of Anesthesiologists, the Society for Ambulatory Anesthesia; and the Illinois Society of Anesthesiologists.


Product Liability Exposure

     As with other healthcare product suppliers, the Company is exposed to potential product liability resulting from the use of the Company's products. The Company presently carries product liability insurance coverage which generally protects the Company against claims of bodily injury or property damage arising out of any products manufactured, sold or distributed by the Company. If a product liability suit were filed and a judgment entered against the Company or the Company entered into a settlement agreement, the business, results of operations and financial condition of the Company could be materially adversely affected if such judgment or settlement exceeded the limits of the Company's coverage.

     There can be no assurance that the Company's insurance will be sufficient to cover product liability claims that could arise or that such coverage will remain available to the Company on satisfactory terms, if at all.

Manufacturing and Quality Control

     General

     The Company's facilities in Totowa, New Jersey; Englewood, Colorado; Burnsville, Minnesota; Malvern, Pennsylvania; Orange, California; Riviera Beach, Florida; and Barkan, Israel, are the principal manufacturing locations for the Company's products, including anesthesia breathing circuits, filters, blood pressure cuffs, infusables, ABG syringes, heated humidification circuits, nebulizers, manual resuscitators and catheters. The Company performs assembly, testing and packaging in these locations. In many instances, plastic components incorporated in certain products are molded to the Company's specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by the Company. The Company's suppliers typically are presented with written specifications to assure that components are manufactured in conformity with the Company's design.

     Given the ultimate use of many of the Company's products within the operating room and critical care units of hospitals, the Company conducts quality control testing in its various facilities. Substantially all such testing is subject to governmental regulation. Pursuant to United States Food and Drug Administration ("FDA") regulations, the Company is required to maintain records of all raw materials received and used in the manufacturing process along with complete histories of all devices manufactured. See "Regulation."

     Significant Suppliers

     In 1980, the Company acquired the rights to its air-filled cushion face mask through a collaboration arrangement with Respironics, Inc. ("Respironics"). Face masks are used in a variety of the Company's circuits and are sold individually to customers. The Company purchases its face masks from Respironics, a single source which manufactures the face mask in the People's Republic of China. The Company's supply agreement with Respironics requires Respironics to supply air-filled cushion face masks of various specifications to the Company on an exclusive basis for anesthesia purposes, and obligates the Company to purchase all of its anesthesia face masks from Respironics as long as Respironics is the low cost supplier. The Company has had a series of supply agreements with Respironics since June 1980; the current supply agreement will govern the supply of anesthesia face masks by Respironics to the Company through June 2001.

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

     The Company's competitive environment can be characterized as fragmented, often with as many as twelve different companies competing with regard to a specific product. As a result, the Company's competition varies from product to product. The Company's primary competitors include Intertech Resources Inc., a subsidiary of Smith Industries (face masks, breathing circuits, resuscitators, nebulizers, ABG kits, anesthesia kits and closed suction products), Baxter International Inc., (breathing circuits and anesthesia kits), King Systems (face masks and anesthesia circuits), Hudson Respiratory Care, Inc. (heated humidification systems and other respiratory products), Allegiance, Inc. (nebulizers and heated humidification systems), Ballard Medical, Inc. (closed suction products) and Critikon (blood pressure cuffs). The Company's new Vasceze(TM) product faces competition from Wyeth/Ayerst, and Abbott, who provide pre-filled syringe catheter devices.

     Competition for Vital Pharma's contract manufacturing business comes from Automated Liquid Processing and Holopak both of whom are larger in scope than VPI. The Validation Group competes with a large number of privately held organizations.

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

         Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with CGMP requirements and are subject to other general controls including pre-market notification (510k). Class II devices are subject to the same controls as Class I and also may be subject to specific controls (for example; design controls, performance standards, postmarket surveillance, patient registries and FDA guidelines) and are subject to pre-market notification (510k). Class III devices are those devices for which pre-market approval ("PMA") (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness.


     To date, all of the Company's products are classified as either Class I or Class II. Many new medical devices and some modifications to existing medical devices, including most of the Company's products, are subject to a pre-market notification process pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act. Further, current FDA enforcement policy prohibits the marketing of approved or cleared medical devices for unapproved or uncleared uses. Products which do not receive clearance through the FDA's 510(k) notification process are subject to much lengthier and more complex PMA procedures.

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

     Over the past several years, the public and the federal government have focused considerable attention on reforming the healthcare system in the United States. The Clinton Administration pledged to bring about a reform of the nation's healthcare system and, in September 1993, President Clinton outlined the Clinton Administration's plan for healthcare reform. Included in the proposal were calls to control or reduce public and private spending on health care, to reform the payment methodology for healthcare goods and services by both the public (Medicare and Medicaid) and private sectors, which could include overall limitations on federal spending for healthcare benefits, and to provide universal access to healthcare. While the political climate appears to have changed with respect to sweeping healthcare reform, healthcare reforms on an issue by issue basis have been reported to be a focus in the new Clinton Presidential term, and such reforms may ultimately be enacted. No assurance can be given that any such reforms will not have a material adverse effect on the Company. Any such effect may be magnified by the advent of "managed care," which may render sales to hospitals more cost sensitive and which has already had an impact within the medical industry and related fields.

     The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection and fire hazard control. There can be no assurance that the Company will not be required to incur significant expenses to comply with such laws and regulations in the future.

Patents

     While the Company possesses over 80 patents and licensed patents, has filed certain patent applications and has increased its efforts to acquire and develop patented products, the Company believes that the ownership of patents is not critical to its ability to compete with respect to most of the products in its product line. The Company has, however, pursued patent protection when in the reasonable judgement of management such efforts may tend to provide the Company with competitive advantages.

Employees

     At September 30, 1997, the Company had 1,027 full-time employees and 10 part-time employees. The Company believes that its relations with its employees are satisfactory.


Item 2. Properties

     The Company's executive offices, principal manufacturing plant and principal warehouse facilities are located in Totowa, New Jersey. These facilities, consisting of approximately 154,000 square feet, are owned by the Company. The Company also owns manufacturing, warehouse and office space in Englewood, Colorado consisting of 88,000 square feet. In March 1997 the Company purchased the previously leased facility utilized by Vital Pharma consisting of 13,600 square feet in Riviera Beach, Florida. The Company's other substantial facilities -- approximately 35,000 square feet in Burnsville, Minnesota; 45,000 square feet in Aurora, Colorado; 20,000 square feet in Malvern, Pennsylvania; 18,000 square feet in Orange, California and 18,000 square feet in Barkan, Israel -- are leased by the Company. The Company also leases office, assembly and warehouse space in Riviera Beach, Florida and England.


Item 3. Legal Proceedings

     On October 31, 1997, the U.S. District Court for the Northern District of Illinois entered a judgment in favor of Vital Signs in a patent infringement action brought by Smith Industries regarding manual resuscitators. The Court found the Smith Industries patent to be invalid and that Vital Signs' products did not infringe. Smith Industries has filed a Notice Of Appeal.

     In May 1995, Vital Signs filed an action in the U.S. District Court in New Jersey, subsequently amended, against a former employee and his patent attorney alleging, inter alia, causes of action for breach of contract, misappropriation of trade secrets and tortious interference with contractual relations. The patent at issue in the case relates to the Company's vascular flush device, Vasceze(TM). The defendants counter-claimed for, inter alia, breach of contract and patent infringement. Subsequently, the ex-employee defendant added the
Company's outside patent counsel as a defendant in the counter-claim. Separately, an arbitration was held in connection with an employment agreement between the ex-employee and Vital Signs. Pursuant to an arbitration award Vital Signs paid the ex-employee approximately $100,000. In June 1997 the defendants filed a motion for summary judgement seeking dismissal of Vital Signs' case and judgement for the defendants on each of their causes of action including a declaration of their ownership rights to the subject patents. All parties have submitted their legal briefs and are awaiting the Court's decision. In order to protect its interests, the Company filed a corresponding action in Germany in December 1996 in order to oppose defendants' actions with regard to a possible European patent. The Company intends to continue to vigorously protect its rights in this matter and to prosecute its legal actions to the full extent of the law.

     On March 24, 1997 and on April 9, 1997, separate actions were commenced against the Company in New Jersey and California, respectively, by Marquest dealers who had received notification that their dealer relationships with Marquest were to be terminated. While the lawsuits are not identical, they assert similar claims against the Company with regard to misappropriation of confidential information and violation of certain statutory provisions relating to the protection of dealership rights. In addition, the action in California asserts claims for violation of the Robinson-Patman Act. Each of the actions also names Marquest as a defendant and similar claims are asserted against it. The Company and Marquest responded to the California action by asserting that the exclusive venue for such a proceeding was in an arbitration proceeding in Denver, Colorado. The court granted the defendants' motion and the California action has been dismissed. To date the plaintiff has not initiated arbitration proceedings. The New Jersey action (filed in the U.S. District Court in New Jersey) is in the discovery phase.

     On November 12, 1997, a declaratory judgment action was commenced against the Company in the U.S. District Court in the Central District of California by a competitor seeking to invalidate a patent held by the Company in connection with its Isocath(TM) product. This action is related to an infringement notice filed against the plaintiff by the Company. The Company believes that the action is meritless and intends to both vigorously defend its patent rights and to enforce them against the competitor.

     In September 1996, a patent infringement action was filed in Japan against a Marquest dealer in connection with the sale in Japan of certain of Marquest's ABG syringes. Pursuant to a written agreement with that dealer, a demand was made on Marquest for indemnity for the patent infringement action. Marquest has been honoring the terms of that indemnification and has reimbursed the legal fees associated with defending the dealer in the litigation. Japanese litigation procedures differ from that found in the United States. However, the matter is still in the early stages of litigation. The Company has continued to honor the indemnification since acquiring Marquest.

     The Company is also involved in other legal proceedings arising in the ordinary course of business.

     The Company cannot predict the outcome of its legal proceedings with certainty. However, based upon its review of pending legal proceedings, the Company does not believe its pending legal proceedings are material to its financial condition, its results of operations or its liquidity. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements under the Reform Act. The actual impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A. Executive Officers of the Registrant

     The Company's executive officers are as follows:

                                                               Positions with
Name                                  Age*                     the Company

Terence D. Wall                       56                      President, Chief Executive
                                                              Officer and Director
Anthony J. Dimun                      54                      Executive Vice President,
                                                              Chief Financial Officer,
                                                              Treasurer, Secretary and
                                                              Director
Dennis Fenstermaker                   51                      Vice President - Manufacturing
                                                              and General Manager

Christian Malmqvist                   46                      Executive Vice President - International Operations

Daniel L. Reuvers                     34                      Vice President - National Accounts

Barry Wicker                          57                      Executive Vice President -
                                                              Sales and Marketing, and Director


______________________________
* As of September 30, 1997.

     Terence D. Wall founded the Company in 1972 and has been President, Chief Executive Officer and a director of the Company since that time. He has also invested in and serves on the Board of Directors of certain health care businesses, including Bionx Inc., a manufacturer of biosorbable medical devices for orthopedic and other applications ("Bionx"), and Exogen, a manufacturer of an ultrasonic bone healing device. Until September 18, 1997, Mr. Wall also served as a Director of EchoCath, a developer and manufacturer of catheter products that use ultrasound video technology. Prior to founding the Company, he held various sales and marketing positions with The Foregger Co. (a manufacturer of anesthesia products and a division of Air Products and Chemicals, Inc.), the medical division of Westinghouse Corporation and the medical division of American Optical Corporation. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975. For the foreseeable future, the Company will remain dependent upon the efforts of Mr. Wall. The Company does not maintain key man life insurance on Mr. Wall's life.

     Anthony J. Dimun, a certified public accountant, has been a director of the Company since

August 1987. On March 1, 1991, Mr. Dimun became an Executive Vice President and the Chief Financial Officer of the Company and on December 1, 1991 he became the Secretary and Treasurer of the Company. Mr. Dimun is also a shareholder and Board member of EchoCath and Bionx. From July 1989 through February 1991, he served as Senior Vice President of First Atlantic Capital Ltd., a United States affiliate of an international merchant banking group. From August 1987 until December 1987, he served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. From 1978 until August 1987, he was a partner in the accounting firm of Goldstein Golub Kessler & Company, P.C., which has examined the Company's financial statements for more than the past five years. He served as a senior audit manager with Ernst & Whinney (a predecessor of Ernst & Young) prior to joining Goldstein Golub Kessler & Company, P.C. in 1976. He received a Bachelor of Science degree from Rider University in 1965.

     Dennis Fenstermaker joined the Company in June 1992 as Director of Manufacturing and became Vice President - Manufacturing and General Manager in October 1993. Prior to joining the Company, he held various manufacturing and engineering management positions with Sterling Drug Inc. (a pharmaceutical manufacturer and distributor) for more than ten years, including Director of
Engineering   Services  and  Plant  Manager,  and  with  Johnson  &  Johnson  (a manufacturer and distributor of healthcare products) for more than ten years. Mr. Fenstermaker earned a Bachelor of Science degree in Commerce and Engineering Sciences from Drexel University in 1969 and a Master of Business Administration degree from Rider University in 1973.

     Christian Malmqvist joined the Company in July, 1995 as Vice President - International Operations. Prior to joining the Company he held various sales and marketing positions with Ohmeda, Inc., a healthcare supplier serving the anesthesia and critical care fields, during a 17 year tenure. Mr. Malmqvist has a masters degree in Business Administration from Stockholm University and a Bachelor's degree in Business Administration from Lund University (Sweden).

     Dan Reuvers joined the Company in 1987. He has served virtually all sales related functions over the last 10 years, including Vice President of Sales and his current position of Vice President of National Accounts. In addition to his experience at Vital Signs, Mr. Reuvers previously served as Director of Sales for a start-up respiratory equipment company.

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

                                     PART II

Item 5.   Market   for  the  Registrant's  Common Equity and Related Stockholder
          Matters

     The Company's Common Stock (the "Common Stock") is traded in the over-the-counter market and quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market System, and the cash dividends declared per share of Common Stock for the periods indicated:


                                                                                               Dividend
                                                                      High           Low       Per Share


          Fiscal Year Ended September 30, 1996:

          Quarter ended December 31, 1995                          $  26-3/8       $ 17-3/8     $ .03
          Quarter ended March 31, 1996                                31-5/8         23-5/8       .03
          Quarter ended June 30, 1996                                 25-1/2         18-1/2       .03
          Quarter ended September 30, 1996                            23-1/2         18-3/4       .03

          Fiscal Year Ended September 30, 1997:

          Quarter ended December 31, 1996                          $  27-3/8       $ 19-1/2     $ .04
          Quarter ended March 31, 1997                                25-7/8         21-3/4       .04
          Quarter ended June 30, 1997                                 24-3/4         16-3/4       .04
          Quarter ended September 30, 1997                            19-1/4         15-3/8       .04



     As of September 30, 1997, there were approximately 450 holders of record of the Common Stock.

     During Fiscal 1997, the Company declared and paid cash dividends of $0.16 per share. Payment of cash dividends in the future will depend upon the financial condition, capital requirements, loan agreement restrictions and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

Item 6.  Selected Financial Data

     The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

     Certain acquisitions occurring on or before September 30, 1997, including Marquest Medical Products, Inc. (effective for financial reporting purposes on April 1, 1997), Vital Pharma, Inc. (formerly known as HealthStar Pharmaceutical Services, Inc.) (acquired in January 1996), Misty Ox (acquired in December
1995), Coast Medical, Inc. (acquired in October, 1995), Mediziv Medical Products, Ltd. (acquired in July 1995), have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above. See Note 2 of the Company's Consolidated Financial Statements.


                                                                             Year Ended
                                                                            September 30,
                                              1997           1996            1995           1994         1993
                                                                      (In thousands, except per share data)
Income Statement Data:
Net sales--continuing product lines(1) $103,562       $ 89,922       $  87,651        $ 82,937       $  77,182
Net sales--product line disposed          ---              808           1,902           2,187           2,696
Cost of goods sold                       48,840         38,418          38,279          37,594          34,247
                                        -------         ------         -------         -------          ------
Gross profit                             54,722         52,312          51,274          47,530          45,631
Operating expenses:
   Selling, general and administrative   27,247         23,491          23,629          27,317          23,685
   Research and development               3,869          3,595           3,865           4,493           3,856
   Interest income                       (2,242)        (2,508)         (2,406)           (781)           (773)
   Interest expense                         537            346             382             555             640
   Special charges                        6,700                                         10,643
   Other (income) expense                   844         (1,635)            162            (969)           (731)
   Goodwill amortization                    862            643             354             462             381

   Income before provision for
     income taxes                        16,905         28,380          25,288           5,810           18,573
   Provision for income taxes             5,619          9,591           9,154           4,132            5,899

   Net income                            11,286         18,789          16,134           1,678           12,674

   Net income per share                     .88           1.44            1.24             .13              .98

   Dividends per share                 $    .16        $    .12         $    .09       $    .02        $    ---

   Weighted average number of
     shares outstanding                  12,881         13,045          12,991          12,994          12,990


                                                                          September 30,
                                            1997            1996           1995           1994           1993
                                                                         (In thousands)
Balance Sheet Data:

  Working capital                      $  38,102(3)         44,820         32,885(2)      50,409         46,869
  Total assets                           136,948           123,756        110,421         91,773         92,200
  Long-term debt, excluding
     current installments                  5,529(3)          2,700          3,200          3,700          5,829
  Total stockholders' equity             112,229           110,239         96,645         77,658         76,138



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

     3 The decrease in working capital and increase in long-term debt in Fiscal 1997 is due primarily to the acquisition of Marquest Medical Products, Inc. and the acquisition of shares pursuant to a previously announced stock buyback. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Recent Acquisition

     On March 14, 1997, Vital Signs, Inc. announced that it had entered into a definitive agreement to acquire Marquest Medical Products, Inc. Concurrent with that transaction, the Company entered into an agreement with Scherer Healthcare, Inc. ("Scherer"), which was the majority shareholder of Marquest, to acquire, for cash, certain product rights previously sold by Marquest to Scherer. The
Company entered into inducement agreements with Scherer and Robert Scherer, Scherer's principal shareholder, in connection with the commitment of Scherer and Robert Scherer to vote their shares in favor of the transaction. The transaction was approved by the shareholders of Marquest and Scherer on July 28, 1997. The effective date of this acquisition for financial reporting purposes is April 1, 1997.

     The Company paid approximately $20 million including acquisition costs and incurred the $2,500,000 writeoff of in process research and development, charged to 1997 operations, described below. The assets acquired amounted to approximately $15,000,000 and liabilities assumed approximated $13,000,000. This transaction has been accounted for as a purchase. Goodwill as a result of this acquisition approximated $15,000,000. See the Current Reports on Form 8-K filed on March 20, 1997 and August 1, 1997 and the notes to the Company's financial statements for additional information.

Premier Contract

     On November 18, 1996, the Company announced it won a dual source supply agreement with Premier Purchasing Partners LP ("Premier"), an affiliate of the largest healthcare purchasing group in the United States. This agreement covers a variety of anesthesia products and ABG kits and provides for favorable pricing for the group in exchange for committed purchasing volume (90%) of usage from the member hospitals. The agreement covers a five year term and is effective from February 1, 1997. The Company continues to work with member hospitals to secure both commitment and contract compliance. Any additional market share gained as a result of this agreement cannot be measured at this time.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of income.

                                      Increase (Decrease) from Previous Year(1)
                                        Fiscal 1997             Fiscal 1996
                                       Compared with           Compared with
                                        Fiscal 1996             Fiscal 1995
                                   -------------------        --------------

Net sales-continuing product lines         15.2%                  2.6
Cost of goods sold                         27.1                    .4
Gross profit                                4.6                   2.0
Selling, general and
  administrative expenses                  16.0                   (.6)
Research and development
  expenses                                  7.6                  (7.0)
Income before provision
  for income taxes                        (40.4)                 12.2
Provision for income taxes                (41.4)                  4.8
Net income                                (39.9)                 16.5

Fiscal 1997 Compared to Fiscal 1996

     Net sales--continuing product lines for the year ended September 30, 1997 increased by 15.2% compared with the same period last year. The increase was due primarily to the acquisition of Marquest Medical Products, Inc. ("Marquest") and increased activity at Vital Pharma, Inc. ("VPI"). Prices on existing products declined on average approximately 1.7% in the year ended September 30, 1997 when compared to the same period in 1996.

     Sales of anesthesia products (representing 56% of net sales--continuing product lines) grew 2.8% from the prior year as unit increases offset selling price declines. Sales of critical care and respiratory products (representing 39.6% of net sales--continuing product lines) increased by 29.3% largely due to the acquisition of Marquest. Other products, accounting for 4.4% of net sales -- continuing product lines, increased by 156% from the comparable period in Fiscal 1996, reflecting the increased activity at VPI.

     While net sales increased by 15.2%, gross profit increased by 4.6% in absolute dollar amount. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI), as well as the sales price pressure that is evident within the cost conscious healthcare industry today. On a consolidated basis the Company's gross profit percentage for the year ended September 30, 1997 was 52.8% compared to 57.6% in the same time period of the last fiscal year.

     Selling, general and administrative expenses increased by 16.0% in dollar amount, as the result of the acquisition of Marquest, increases in costs to support international sales growth and the increased activity at VPI.

_________________
     1 Percentage changes with respect to certain line items in the Company's consolidated statements of income have been omitted since they are not meaningful. The substantial changes from Fiscal 1996 to Fiscal 1997 in the last three line items above relate primarily to a special charge taken during the third quarter of Fiscal 1997.

     Research and development expenses ("R&D") increased 7.6%, due to the acquisition of Marquest. The Company continues to make an active commitment to new product development.

     In the third quarter of fiscal 1997, the Company recorded a special charge related to the acquisition of Marquest in the amount of $6,700,000. $2,500,000 ($.20 per share net of tax) of this charge represents the cost of in process research and development acquired in the Marquest transaction (which must be expensed in accordance with purchase accounting rules) and $4,200,000 of this charge represents costs to consolidate certain duplicate manufacturing facilities as a result of the Marquest transaction ($.22 per share net of tax).

     Other income/expense, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, decreased by $2,479,000 from the year ended September 30, 1996 to the year ended September 30, 1997. In the 1996 period the Company realized significant capital gain and other income, particularly a gain of $1,000,000 realized as the sale of a joint venture in 1996, while in the 1997 period the level of capital gain and other income declined. In addition, higher legal costs (approximately $1,800,000) incurred in conjunction with the defense of the Smith Industries lawsuit impacted other income/expense adversely. For a further discussion of this action see Part I, Item 3.

     The Company's effective tax rates were 33.2% and 33.8% for the year ended September 30, 1997 and 1996 respectively. The rate for the year ended September 30, 1997 is less than the federal and state combined statutory rate due to certain non-recurring deductions and the utilization of capital loss carryforwards. The rate for the year ended September 30, 1996 is less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carryforwards. The Company's effective tax rate is expected to be somewhat higher in fiscal 1998 than the fiscal 1997 rate.

Fiscal 1996 Compared to Fiscal 1995

     Net sales--continuing product lines for the year ended September 30, 1996 increased by 2.6% compared with the same period last year. The increase was due primarily to an increase in unit sales and the acquisitions of the Misty Ox(R) product line and HealthStar Pharmaceutical Services (now known as Vital Pharma, Inc.). Prices did not have a material effect on net sales during these periods.

     Sales of anesthesia products (representing 62.7% of net sales--continuing product lines) grew 4.3% from the year ended September 30, 1995 to the year ended September 30, 1996. Sales of critical care and respiratory products (representing 35.3% of net sales--continuing product lines) decreased by 5.7%. Other products, accounting for 2.0% of net sales, increased by 100% from the comparable period in Fiscal 1995, reflecting the Company's acquisition of HealthStar Pharmaceutical Services.

     Gross profit increased by 2% in absolute dollar amount, primarily due to the Company's re-engineering and cost reduction efforts offset by sales of certain products with gross margins below the Company's average gross margin, as well as the sales price pressure that is evident within the cost conscious health care industry. The re-engineering efforts consisted of a review of material business processes with the goal of assuring that business objectives were being met on a cost-efficient basis.

     Selling, general and administrative expenses decreased as a percentage of sales--continuing product lines from 27.0% of sales to 26.1% of sales. Total selling, general and administrative expenses decreased by .6%, as the result of the Company's re-engineering efforts, offset by increases in freight and sales costs to support international sales growth and the acquisitions of Coast Medical, Inc. and HealthStar Pharmaceutical Services.

     Research and development (R&D) expenses decreased by approximately 7.0% in dollar volume, as the result of re-engineering. The Company continues to make a commitment to new product development.

     Other income/expense primarily includes dividend income earned on investments and gain on the sales of cash investments and the gain on sale of the Company's O.R. Concepts' endoscopic product line, offset by charitable contributions of inventory. In addition, during the fourth quarter the Company recognized other income of $1,000,000 relating to the sale of its interest in Cardiologics, L.L.C., a joint venture engaged in the early stage development of cardiovascular products. The sale, made to a related party, was completed in order to enable the Company to focus its efforts upon its core product lines.

     The Company's effective tax rates were 33.8% and 36.2% for Fiscal 1996 and 1995, respectively. The 1996 rate was less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carry forwards.


Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and second public offerings. During the year ended September 30, 1997, cash and cash equivalents and short-term marketable securities decreased by $14,239,000 and long-term marketable securities decreased by $9,981,000. The Company acquired Marquest for approximately $20 million in cash. Capital expenditures of $9,988,000 were made to improve efficiencies and support new business opportunities. In addition $7,782,000 of treasury stock was acquired pursuant to a previously announced buy-back plan, and the Company paid $2,082,000 of dividends during Fiscal 1997. The combined total of cash and cash equivalents, short-term marketable securities and long-term investments was approximately $22.3 million at September 30, 1997 as compared to $46.5 million at September 30, 1996.

     At September 30, 1997, the Company had $3.7 million in cash and cash equivalents. On that date, the Company's working capital was $38.1 million and the current ratio was 3.9 to 1, as compared to $44.8 million and 6.1 to 1 at September 30, 1996. The decline in the current ratio and in working capital is due primarily to the acquisition of Marquest and the Company's buyback of its Common Stock.

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

     Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future. This statement constitutes a forward-looking statement under the Reform Act. The Company's liquidity could be adversely impacted and its need for capital could materially change if costs are higher than anticipated, the Company were to undertake acquisitions demanding significant capital, operating results differ significantly from recent experience or adverse events affect the Company's operations.

Recent Accounting Pronouncements

     In March 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which modifies existing guidance for computing earnings per share and requires the disclosure of basic and diluted earnings per share. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the quarter ended December 31, 1997. There will be no significant effect to the Company's reported earnings per share as a result of the adoption of this pronouncement.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in fiscal 1999. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data


     The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                                  Page

Independent Auditor's Report                                       F-1

Consolidated Balance Sheet as of
  September 30, 1996 and 1997                                      F-2

Consolidated Statement of Income
  for the years ended
  September 30, 1995, 1996 and 1997                                F-3

Consolidated Statement of Stockholders'
  Equity for the years ended
  September 30, 1995, 1996 and 1997                                F-4

Consolidated Statement of Cash
  Flows for the years ended
  September 30, 1995, 1996 and 1997                                F-5

Notes to Consolidated Financial Statements                         F-6



Item 9. Changes  in  and  Disagreements  with  Accountants on   Accounting  and
        Financial Disclosure

       Not applicable.

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Vital Signs, Inc.


We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

November 13, 1997



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                            September 30,
                                                                                   1997                      1996
                                                                                          (in thousands)
Current Assets:
   Cash and cash equivalents (Note 1)                                        $     3,685                $  17,747
   Marketable securities (Notes 1 and 5)                                             425                      602
   Accounts receivable, less allowance for doubtful accounts
     of $101 and $169, respectively (Notes 16 and 17)                             16,405                   13,887
   Inventory (Notes 1 and 3)                                                      19,559                   13,013
   Prepaid expenses and other current assets (Note 4)                             11,187                    8,279
                                                                                --------                ---------
       Total current assets                                                       51,261                   53,528
   Property, Plant and Equipment - net (Notes 1 and 6)                            33,825                   21,131
   Marketable Securities (Notes 1 and 5)                                          18,206                   28,187
   Goodwill and other intangible assets (Notes 1 and 2)                           28,907                   16,619
   Other Assets                                                                    4,749                    4,291
                                                                                --------                ---------
       Total Assets                                                           $  136,948                $ 123,756
                                                                                ========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

          Current Liabilities:
             Accounts payable                                                 $     6,204                $   4,066
             Current portion of long-term debt (Note 7)                               611                      500
             Accrued expenses (Note 8)                                              6,114                    2,406
             Amounts payable relating to acquisitions                                 230                      236
             Deferred income taxes payable (Notes 1 and 14)                          ----                    1,500
                                                                                ---------                ---------
                Total current liabilities                                          13,159                    8,708
          Deferred Income Taxes Payable (Notes 1 and 14)                            1,366                    1,334
          Long-term Debt (Note 7)                                                   5,529                    2,700
          Other liabilities (Note 9)                                                4,665                      775
                                                                                ---------                ---------
                Total Liabilities                                                  24,719                   13,517
                                                                                ---------                ---------
          Commitments and Contingencies (Notes 2, 11 and 12)
          Stockholders' Equity  (Note 13)
                Common stock - no par value; authorized 40,000,000 shares,
                  outstanding 12,674,673 and 13,062,701 shares, respectively       22,149                   29,666
                Allowance for aggregate unrealized loss on
                  marketable securities (Notes 1 and 5)                              (129)                    (426)
                Retained earnings                                                  90,209                   80,999
                                                                                ---------                ---------
                  Stockholders' equity                                            112,229                  110,239
                                                                                ---------              -----------
                  Total Liabilities and Stockholders' Equity                    $ 136,948              $   123,756
                                                                                =========              ===========



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME


                                                                        For the Year Ended
                                                                            September 30,
                                                             ------------------------------------------
                                                              1997              1996              1995
                                                              ----               ----             ----
                                                              (in thousands except per share amounts)

Net sales-continuing product lines                      $   103,562       $    89,922        $    87,651
  (Notes 1 and 17)
Net sales-product line disposed (Note 2)                        ---               808              1,902

Cost of goods sold                                           48,840            38,418             38,279
                                                          -----------          ------           --------

Gross profit                                                 54,722            52,312             51,274
                                                          -----------          ------           --------

Operating expenses:
   Selling, general and administrative                       27,247            23,491             23,629
   Research and development                                   3,869             3,595              3,865
   Interest income                                           (2,242)           (2,508)            (2,406)
   Interest expense (Note 7)                                    537               346                382
   Special charge (Note 2)                                    6,700               ---                ---
   Other (income) expense (Notes 1, 10 and 15)                  844            (1,635)               162
   Goodwill amortization                                        862               643                354
                                                           --------          --------            -------
                                                             37,817            23,932             25,986


Income before provision for income taxes                     16,905            28,380             25,288

Provision for income taxes (Notes 1 and 14)                   5,619             9,591              9,154
                                                           --------        ----------          ---------

Net income                                              $    11,286       $    18,789         $   16,134
                                                           ========         =========           ========

Net income per share (Note 1)                           $       .88       $      1.44         $     1.24
                                                           ========         =========           ========

Weighted average number of shares                            12,881            13,045             12,991
                                                           ========        ==========           ========

                 See notes to consolidated financial statements




                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                Allowance for
                                                                                       Aggregate Unrealized
                                                                                             Loss on
                                                        Common Stock                 Marketable          Retained     Stockholders'
                                                     Shares      Amount              Securities          Earnings         Equity
                                                                               (dollars in thousands)

Balance at September 30, 1994                     12,990,562     $  28,966            $   (75)           $  48,767       $  77,658

Purchase of common
   stock net of reissuance                              (459)           (6)                                     (1)             (7)
Exercise of stock options                              8,975            55                                                      55
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                               (25)                                 (25)
Dividends paid ($.09 per share)                                                                              (1,170)        (1,170)
Net income                                                                                                   16,134         16,134
                                                  ----------     ----------            --------             ---------       --------
Balance at September 30, 1995                     12,999,078        29,015               (100)               63,730         92,645

Reissuance of common
   stock net of purchase                               4,129            (8)                                      45             37
Exercise of stock options                             59,494           659                                                     659
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                              (326)                                (326)
 Dividends paid ($.12 per share)                                                                             (1,565)        (1,565)

Net income                                                                                                   18,789         18,789
                                                 -----------       ---------           --------            --------       --------
Balance at September 30, 1996                     13,062,701        29,666               (426)               80,999        110,239

Purchase of common
   stock net of reissuance                          (410,689)       (7,788)                                       6         (7,782)
Exercise of stock options                             22,661           271                                                     271
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                               297                                  297
Dividends paid ($.16 per share)                                                                              (2,082)        (2,082)
Net income                                                                                                   11,286         11,286
                                                ------------     -----------         --------            ----------      ----------
Balance at September 30, 1997                     12,674,673     $  22,149           $   (129)           $   90,209      $ 112,229
                                                ============     ===========         =========           ==========      ==========



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                            For the Year Ended
                                                                                                September 30,

                                                                                     1997             1996           1995
                                                                                     ----             ----           ----
Cash flows from operating activities:                                                             (in thousands)
   Net income                                                                   $   11,286           $18,789   $   16,134
   Adjustments  to  reconcile  net income to net cash provided by operating activities:
       Depreciation and amortization                                                 2,891             2,322        1,535
       Deferred income taxes                                                        (1,628)              438          674
       Amortization of goodwill                                                        862               643          354
       Amortization of deferred credit                                                (100)             (100)        (100)
       Net gain on sales of available-for-sale securities                             (698)             (608)        (429)
       Net gain on sale of product line                                                ---              (174)         ---
       Net gain on sale of fixed assets                                                (27)              ---          ---
       Write off of purchased research and development                               2,500               ---          ---
       Plant consolidation special charge                                            4,200               ---          ---
   Changes in operating assets and liabilities:
          Decrease in marketable securities                                            ---               ---        2,768
          (Increase) decrease in accounts receivable                                    82             2,319       (3,323)
          (Increase) in inventory                                                   (3,738)           (1,963)        (967)
          (Increase) decrease in prepaid expenses and other current assets          (2,069)           (1,481)       1,509
          (Increase) decrease in other assets                                         (841)             (431)         639
          Increase (decrease) in accounts payable
             and accrued expenses                                                     (495)           (4,068)         367
                                                                                -----------    --------------  ----------
             Net cash provided by operating activities                              12,225            15,686       19,161
                                                                                -----------    --------------   ---------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                                     (9,988)           (8,611)      (2,026)
   Sale of property, plant and equipment                                               543               ---          ---
   Cash received for the sale of product line                                          ---             2,786          ---
   Purchases of available-for-sale securities                                      (57,165)          (44,882)     (68,864)
   Proceeds from sales of available-for-sale securities                             68,318            53,057       41,221
   Acquisition of subsidiaries, net of $3,200 of cash acquired (1997)              (16,791)           (7,254)      (2,237)
                                                                                -----------    --------------   ----------
       Net cash used in investing activities                                       (15,083)           (4,904)     (31,906)
                                                                                -----------    --------------   ----------
Cash flows from financing activities:
   Dividends paid                                                                   (2,082)           (1,565)      (1,170)
   (Purchase) reissuance of common stock                                            (7,782)               37           (7)
   Proceeds from exercise of stock options                                             271               659           55
   Increase in long term debt and notes payable                                      8,282               ---          ---
   Principal payments of long-term debt and notes payable                           (9,893)             (500)      (1,211)
                                                                                -----------    --------------  -----------
       Net cash used in financing activities                                       (11,204)           (1,369)      (2,333)
                                                                                -----------    --------------  -----------

Net increase (decrease) in cash and cash equivalents                               (14,062)            9,413      (15,078)
Cash and cash equivalents at beginning of year                                      17,747             8,334       23,412
                                                                                ----------     -------------   ----------
Cash and cash equivalents at end of year                                        $    3,685     $      17,747   $    8,334
                                                                                ==========     =============   ==========
Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
       Interest                                                                 $      379     $         394   $      389
       Income taxes                                                             $    9,660     $       9,306   $    6,058
Supplemental schedule of noncash investing activities:
   Accrued amounts relating to purchase of subsidiaries                         $      100     $         125   $    3,336

   Forgiveness of note receivable as payment for purchase of subsidiary         $       67     $         333          ---


Note 1 - Summary of Significant Accounting Policies and Principal Business
         Activities:

         Business Activities:

         Vital  Signs, Inc. ("VSI")  and  its  subsidiaries   (collectively the
"Company") design, manufacture and market single-patient use products for the anesthesia, respiratory, critical care and emergency markets.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of VSI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

 .        Inventory:

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

         Goodwill and Other Intangible Assets:

         Goodwill and other intangible assets arising from business acquisitions accounted for under the purchase method are amortized over periods up to 40 years using the straight-line method.

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies and Principal Business Activities (continued):

         Net Income Per Share of Common Stock:

         Net income per share of common stock has been computed using the weighted average number of shares of common stock outstanding during each period. The dilutive effect of common stock equivalents is not material.

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

         Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Dividends on securities classified as available-for-sale are included in other (income) expenses.

         Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

         Accounting for Stock-Based Compensation:

         The Company measures stock based compensation cost using APB Opinion No. 25 as is permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

         In March, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which modifies existing guidance for computing earnings per share and requires the disclosure of basic and diluted earnings per share. The effective date of SFAS 128 is December 15, 1997 and early adoption is not permitted. The Company intends to adopt SFAS 128 during the quarter ended December 31, 1997. There will be no significant effect to the Company's reported earnings per share as a result of the adoption of this pronouncement.

                       VITAL SIGNS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies and Principal Business Activities (continued):

Recent Accounting Pronouncements:

     In June, 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt these Statements in fiscal 1999. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

Note 2 - Acquisitions/Dispositions:

1997 Acquisition

     The Company acquired all of the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), a company engaged in the manufacture of respiratory products. The Company paid approximately $20.0 million in cash including acquisition costs and incurred the $2.5 million writeoff of in process research and development, charged to 1997 operations, discussed below. The assets acquired amounted to approximately $15 million and liabilities assumed approximately $13 million. This transaction has been accounted for as a purchase, and resulted in an excess of purchase price over net assets acquired of approximately $15 million.

     The effective date of the acquisition for financial reporting purposes is April 1,1997. The balance sheet and results of operations for Marquest have been included in these consolidated financial statements as of April 1, 1997.

     In connection with the acquisition of Marquest, the Company recorded a special charge of $6.7 million in the quarter ended June 30, 1997. This charge represents $2,500,000 of in process research and development costs acquired in the Marquest transaction (which must be expensed in accordance with purchase accounting rules) along with $4,200,000 in costs for the consolidation of duplicative manufacturing operations as a result of this transaction.

     The following summary, pro forma, unaudited data of the Company reflects the acquisition of Marquest as if it had occurred on October 1, 1995 and 1996 respectively:

                                                    Pro forma/Unaudited
                                                   (Dollars in Thousands)
                                                   Fiscal 1997      Fiscal 1996

Net sales-continuing operations                $    114,801      $     112,693
                                               ============      =============

Net income                                     $     10,904      $      17,955
                                               ============      =============

Net income per common share                    $        .85      $        1.38
                                               ============      =============

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Acquisitions/Depositions (continued):

1996 Acquisitions/Disposition

     In January 1996, the Company acquired, in a purchase transaction, all of the outstanding stock of HealthStar Pharmaceutical Services, Inc. ("HealthStar"), a company engaged in both the manufacture of equipment and
contract   manufacturing    services   utilizing   specialized    blow-fill-seal
manufacturing technology for the pharmaceutical and medical industry. HealthStar's name was changed to Vital Pharma in 1997 ("VPI"). The Company paid $1,595,000 at closing. The sellers are also eligible to receive contingent payments based on earnings before taxes, as defined, in each year ending December 31, 1996, 1997 and 1998. The December 31, 1996 target was not achieved and the December 31, 1997 target will not be achieved. The estimated fair value of the assets acquired approximated $2,850,000 and liabilities assumed approximated $1,550,000 with goodwill of approximately $1,300,000 reflected at the date of acquisition.

     In December 1995 the Company entered into a purchase agreement for all of the net assets related to the Misty Ox product line. The purchase price paid at closing by the Company was $2,025,000. The estimated fair value of the assets acquired amounted to $2,014,000 and liabilities assumed amounted to $113,000 with goodwill of $250,000 reflected at the date of acquisition.

     During fiscal 1996, the Company sold its O.R. Concepts endoscopic product line and recognized a gain of $174,000 (Note 10).

     The effect of the operations of VPI and the Misty Ox product line from October 1, 1995 to the dates of acquisition on the Company's results of operations for the year ended September 30, 1996 was immaterial. In addition, the effect of the operations of Mediziv from October 1, 1994 and to the date of acquisition and the effect of the operations of VPI and the Misty Ox product line on the Company's results of operations for the year ended September 30, 1995 was immaterial. Accordingly, proforma financial information regarding these transactions has not been presented.

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

Note 3 - Inventory:

          Inventory consists of the following:
                                                       September 30,
                                                     -----------------
                                                     1997         1996
                                                     ----         ----
                                                       (in thousands)

Raw materials                                      $  14,474      $    9,617
Finished goods                                         5,085           3,396
                                                   $  19,559      $   13,013
                                                   =========      ==========

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Prepaid Expenses and Other Current Assets:

       Prepaid expenses and other current assets consist of the following:

                                                       September 30,
                                                   1997             1996
                                                       (in thousands)

Prepaid employee fringe benefits             $     3,744      $   3,964
Notes and interest receivable (see Note 15)        1,468          1,919
Prepaid income taxes                               4,083          1,330
Prepaid insurance                                    340            270
Other                                              1,552            796
                                             -----------      ---------
                                             $    11,187      $   8,279
                                             ===========      =========

Note 5 - Marketable Securities:

     The following is a summary of available-for-sale securities:

                                            Available-for-Sale-Securities
                              September 30, 1997                                     September 30, 1996
                                                                   (in thousands)

                                                              Gross                                        Gross
                                                           Unrealized                                   Unrealized
                                  Fair                       Holding           Fair                       Holding
                                  Value         Cost         Losses            Value         Cost         Losses

U.S. Government
   obligations                 $   11,039    $  11,127     $     (88)       $  19,412     $  19,835     $    (423)
Corporate obligations               2,970        3,000           (30)           3,314         3,404           (90)
Federal mortgage
       obligations                  4,197        4,297          (100)           6,063         6,272          (209)


                               $   18,206    $  18,424     $    (218)      $    28,789    $     29,511  $   (722)
                               ==========    =========     ==========        =========       =========  =========

At  September   30,  1997   investments   in  debt   securities   classified  as
available-for-sale securities mature as follows:

                                    Maturity
                                 (in thousands)
                                                     1 - 5 Years   5 - 10 Years    10 - 30 Years
                                                     -----------   ------------    -------------

U.S. Government obligations                        $    11,039
Corporate obligations                                    2,970
Federal mortgage obligations                                49        $       745       $     3,403
                                                   -----------         ----------        ----------
                                                   $    14,058        $       745       $     3,403
                                                   ===========        ===========       ===========


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Marketable Securities (continued):

     Realized gains and losses are determined on the basis of specific identification. During the year ended September 30, 1997 sales proceeds and gross realized gains and losses on securities classified as available for sale securities were $68,318,052, $784,014 and $(86,576), respectively. During the year ended September 30, 1996, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $53,056,643, $652,000 and ($44,000) respectively. During the year ended September 30, 1995 sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $41,221,076, $448,000 and ($19,000), respectively.

     Results of operations for the years ended September 30, 1995 include a charge of $4,000 for unrealized losses on trading securities. There were no unrealized gains or losses during the year ended September 30, 1996, on trading securities. Trading securities at September 30, 1997 amounted to $425,000 and results of operations for the year ended September 30, 1997 includes an unrealized gain of $46,000. Stockholders equity at September 30, 1997, 1996 and 1995 includes an unrealized holding loss, net of related tax benefit, on available-for-sale securities of $129,000, $426,000 and $100,000, respectively.

Note 6 - Property, Plant and Equipment:

     Property, plant and equipment, at cost, consists of the following:


                                                        September 30,           Estimated
                                                          1997            1996    Useful Life
                                                               (in thousands)

Land                                                $     3,015     $     1,631
Building and building improvements                       15,430          10,784   30 to 40 years
Equipment and molds                                      23,778          14,790    5 to 10 years
Fixtures and office equipment                             1,009           3,183    5 to 15 years
Transportation equipment                                    309             278    5 years
                                                      -----------     ----------
                                                         43,541          30,666
          Less accumulated depreciation
            and amortization                              9,716           9,535
                                                      -----------     ----------
                                                     $   33,825     $    21,131
                                                      ===========     ==========

     Substantially all of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt (see Note 7).

Note 7 - Long-term Debt:

          Long-term debt consists of the following:

                                                                September 30
                                                             -----------------
                                                            1997           1996
                                                            ----           ----
                                                                (in thousands)

          Industrial Revenue Bonds ("IRB") payable    $   2,700      $    3,200
          Swiss Notes Payable                             3,007             ---
          Other                                             433            ---
                                                          -----           ------
          Total long-term debt                            6,140           3,200

          Less current portion                              611             500
                                                         ------           ------
                                                      $   5,529        $   2,700
                                                       ========         ========

                       VITAL SIGNS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Long-term Debt (continued):

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

     The Company entered into the IRB payable in varying installments with interest at rates ranging from 6.75% to 8.625% per annum through December 2009. The IRB, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 1997, the Company was in compliance with all of the required financial covenants with the exception of an interest coverage ratio for which the Company has received a waiver.

     The Swiss notes bear interest at a rate of 8% per annum, payable on a semi-annual basis. The notes are due on March 31, 1999.

       Maturities of long-term debt are as follows:

       Year ending September 30,                             (in thousands)
                                                              ------------
            1998                                              $      611
            1999                                                   3,102
            2000                                                     254
            2001                                                     254
            2002                                                     219
            Thereafter                                             1,700
                                                              $    6,140

     At September 30, 1997, the Company has a $10,000,000 line of credit with a bank which expires September 30, 1998. No balance was outstanding under this line of credit at September 30, 1997.

Note 8 - Accrued Expenses:

        Accrued expenses consist of the following:
                                                          September 30,
                                                     1997             1996
                                                         (in thousands)
            Manufacturing plant consolidation      $   1,879         $     ---
            Commissions                                  501               265
            Interest                                     437                89
            Payroll, bonuses and vacations             1,485               968
            Professional fees                            322               366
            Salespeople's expenses                        90                85
            Income and other taxes payable               696               213
            Other                                        704               420
                                                    --------         ---------

                                                   $   6,114         $   2,406
                                                   =========         =========

                       VITAL SIGNS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Other Liabilities:

          Other liabilities consist of:
                                                             September 30
                                                       1997               1996
                                                            (in thousands)

           Amount related to acquisitions         $     4,474         $     464
           Deferred tax credits                           191               291
                                                  -----------         ---------

                                                  $     4,665         $     755
                                                  ===========         =========


Note 10 - Other (Income) Expense:

          Other (income) expense consists of the following:


                                                                  For the Year Ended
                                                                    September 30,
                                                              1997           1996           1995
                                                                       (in thousands)
          Dividend income                                 $   (46)     $     (75)    $      (90)
          Amortization of deferred credit                    (100)          (100)           (100)
          Charitable contributions of inventory               156            563             161
          Net capital gain on sale of marketable securities  (698)          (609)           (166)
          Gain on sale of building                            (20)           ---             ---
          Gain on sale of endoscopic product line             ---           (174)            ---
          Gain on sale of Cardiologics (Note 15)              ---         (1,000)            ---
          Litigation costs                                  1,878            263             ---
          Other                                              (326)          (503)            357
                                                           -------      ---------       --------
                                                          $   844      $  (1,635)       $    162
                                                           =======     ==========       ========


Note 11 - Commitments:

     Leases:

     The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,185,000, $724,000, and $992,000, has been charged to operations for the years ended September 30, 1997, 1996 and 1995, respectively. The Company's commitment under such leases is as follows:

         Year ending September 30,                              (in thousands)
                1998                                              $    1,889
                1999                                                   1,384
                2000                                                   1,231
                2001                                                   1,233
              Thereafter                                                 971
                                                                   ---------
                                                                  $    6,708
                                                                  ==========

                       VITAL SIGNS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 11 - Commitments (continued):

     Employment Agreements:

     The  Company  has  entered  into   employment   agreements,   approximating
$1,300,000 annually which expire at various dates through September, 2001.

Note 12 - Contingent Liabilities:

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to patent and trademark issues, product liability, and safety and health matters. While the amounts claimed or expected to be claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.
However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

     For a detailed discussion of current legal actions, see Item 3 of this annual report on Form 10-K.

Note 13 - Stockholders' Equity:

Preferred Stock:

     The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 1997 or 1996.

Stock Options:

Transactions relating to stock options are as follows:
                                                                Weighted Average
                                                  Number             Price
                                                of Shares          Per Share

Balance September 30, 1994                       672,997         $     16.51
   Granted                                        20,142         $     13.91
   Exercised                                      (8,975)        $      6.09
   Expired                                      (143,029)        $     21.94
                                              ----------

Balance September 30, 1995                       541,135         $     15.16
   Granted                                       409,044         $     22.03
   Exercised                                     (59,494)        $     11.09
   Expired/canceled                             (274,225)        $     17.21
                                              ----------

Balance September 30, 1996                       616,460         $     19.20
   Granted                                        67,607         $     19.44
   Exercised                                     (22,661)        $     12.04
   Expired/canceled                              (27,091)        $     20.16
                                              -----------

Balance September 30, 1997                       634,315         $     19.44
                                              ===========        ===============

                       VITAL SIGNS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The weighted average fair value per share of options granted during the years ended September 30, 1997, 1996, and 1995 amounted to $7.60, $9.38 and $6.06 respectively.


Note 13 - Stockholders' Equity (continued):

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

   During 1994, a new stock option and investment plan (covering a maximum of 900,000 shares) was adopted. Under this plan, participants were granted two stock options for each share of the Company's common stock that they acquired. The options are granted at fair value at date of grant. Such stock options are subject to a defined vesting schedule.
Shares purchased by employees may be financed by payroll deductions.

   Options covering 612,170 shares (excluding lapsed shares) have been granted in connection with these plans through September 30, 1997.

   The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Option No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the years ended
September 30, 1997, 1996 and 1995 would approximate the pro forma amounts indicated in the table below:


    Year Ended September 30,                    1997               1996            1995
    ---------------------------------------------------------------------------------------

      Net income - as reported              $    11,286       $   18,789       $    16,134

      Net income - pro forma                $    10,867       $   18,380       $    16,118

      Net income per common share-
            as reported                     $       .88       $     1.44       $      1.24

      Net income per common share-
            pro forma                       $       .84       $     1.41       $      1.24


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 1997, 1996 and 1995 respectively: expected volatility of 35%, 39% and 40% respectively, risk-free interest rate of 6.3%, 6.4%, and 6.9% respectively, dividend yield rate of .8%,
 .6%, and .7% respectively, and all options have expected lives of 5 years.

The following table summarizes information about fixed stock options outstanding at September 30, 1997:

                                   Options Outstanding                                         Options Exercisable
                             Number            Weighted-                                  Number
                            Outstanding         Average       Weighted                  Exercisable            Weighted
                                at             Remaining       Average                      at                  Average
          Range of         September 30,      Contractual     Exercise                 September 30,           Exercise
       Exercise Prices         1997              Life           Price                       1997                 Price
       ---------------     ------------    --------------   ------------           --------------------     ----------

1      $ 5.55- $ 6.84         59,500            2.7         $   6.73                     59,500              $   6.73
2      $ 9.25- $10.50         14,135            6.8         $   9.67                      8,149              $   9.62
3      $14.00- $15.25         45,288            5.5         $  14.72                     43,194              $  14.73
4      $16.75 -$19.50         69,731            8.3         $  17.95                     23,830              $  18.72
5      $20.63- $22.50        431,555            8.2         $  22.08                     81,962              $  21.96
6      $24.50 -$24.50         14,106            9.3         $  24.50                      ---                    ---
                            --------            ---            -----                    --------             ---------

             Total           634,315            7.5         $   19.44                   216,635              $  15.51
                           =========       ==============   =========                ===========             ==========


Note 14 - Income Taxes:

The provision for income taxes consists of the following components:

                                                                      For the Year Ended
                                                                            September 30,
                                                                  1997           1996           1995
                                                                           (in thousands)
    Current:
         Federal                                             $    6,293      $   8,130      $    7,371
         State                                                      764          1,004           1,064
         Foreign                                                    190             19              38

     Deferred:
          Federal                                                (1,295)           383             615
          State                                                    (333)            55              66
                                                             ----------      ---------      ----------
                                                             $    5,619      $   9,591      $    9,154
                                                             ==========      =========      ==========

     The tax effect of temporary differences that give rise to the net short-term deferred tax (assets) liabilities are presented below:


                                                       September 30,
                                                    1997              1996

   Prepaid expenses                             $   1,226          $ 1,567
   Undistributed DISC earnings                         96               96
   Manufacturing plant consolidation cost          (1,482)            ---
   Other                                               ---            (163)
                                                 ---------         --------

                                                $    (160)         $ 1,500
                                                ==========         =======

     The tax effects of temporary differences that give rise to the net long-term deferred tax liabilities are presented below:

                                                       September 30,
                                                      1997       1996
                                                       (in thousands)

         Accelerated depreciation                $     823      $      762
         Undistributed DISC earnings                   599             712
         Other                                         (56)           (140)
         Capital losses                                211             500
         Valuation allowance attributable to
             capital loss carry forward               (211)           (500)
                                                  ---------      ----------
                                                  $   1,366      $    1,334
                                                  =========      ==========

     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:


                                                       For the Year Ended
                                                         September 30,
                                                       1997      1996      1995
                                                            (in thousands)

Statutory federal income tax rate                      35.0%     35.0%     35.0%
Write off of purchased Research and Development         5.2       ---       ---
Net capital gains on investments                       (1.5)     (2.0)      (.2)
State income taxes net of federal tax benefit           1.6       2.4       2.9
Benefit of tax loss in subsidiary                      (6.9)      ---       ---
Dividend exclusion/tax exempt interest                 (0.3)      (.3)      (.2)
Other                                                    .1      (1.3)     (1.3)
                                                      ------     -----     -----

     Effective income tax rate                         33.2%     33.8%     36.2%
                                                      ======     =====     =====



Note 15 - Related Party Transactions:

     During fiscal 1996, the Company entered into a joint venture arrangement (Cardiologics, L.L.C.) with the objective to develop specialized cardio-vascular products, ("Cardiologics"). Approximately $100,000 of research and development expense was incurred by the Company in fiscal 1996. During fiscal 1996, the Company's management made a decision to sell its equity interest in the joint venture for several business reasons, including the time frame to commercially introduce the product, the research, development and clinical costs that are likely to be incurred, as well as that the primary market focus of the product is outside of the core anesthesia and critical care product focus of the Company.

     During September 1996, the Company sold its interest for a note receivable of $1,000,000 plus repayment of expenses paid on Cardiologics behalf which resulted in a gain of $1,000,000. The investment was sold to a private venture capital fund whose primary investor is the President and principal stockholder of the Company. The note was completely satisfied during the year ended September 30, 1997.


Note 16 - Allowance for Doubtful Accounts:

Information relating to the allowance for doubtful accounts is as follows:


                                                   Balance at       Charged to                           Balance
                                                    Beginning        Costs and                           at End
               Description                          of Period        Expenses        Deductions         of Period
                                                                  (in thousands)
Allowance for doubtful accounts:
   Year ended September 30,

                1995                               $   150          $   302            $    167 (A)       $  285
                                                   =======          =======            ========           ======

                1996                               $   285          $    45            $    161 (A)       $  169
                                                   =======          =======            ========           ======

                1997                               $   169          $   101            $    169 (A)       $  101
                                                   =======          =======            ========           ======


(A) Write-off of uncollectible accounts receivable.


Note 17 - Significant Customers:

         A portion of the Company's hospital customers are serviced via national and regional medical supply distributors. During fiscal years 1997 and 1996, respectively, 37% and 36% of the Company's sales were made in this distribution channel. In fiscal 1997 and 1996, one of the large national distributors represented approximately 13% and 14% of net sales--continuing product lines. The same customer represented approximately 10% and 11% of outstanding accounts receivable at September 30, 1997 and 1996 respectively.

                                    PART III


     Item 10. Directors of the Registrant.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


     Item 11. Executive Compensation.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


     Item 12. Security Ownership of Certain Beneficial Owners and Management.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


     Item 13. Certain Relationships and Related Transactions.

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1998 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

                                     PART IV

Item 14.          Exhibits,  Financial Statement Schedules and Reports  on Form
                  8-K

         (a) The financial statements listed in the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

         (b)      All  schedules   have  been  omitted   because  they  are  not
                  applicable or the required information is included in the financial statements or notes thereto.

         (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

                              Exhibit Description

 2.1 Agreement and Plan of Merger, dated March 14, 1997, among the Company, an acquisition subsidiary, and Marquest Medical
                 Products,  Inc.  ("MMPI")  is  incorporated  by  reference  to
                 Exhibit 2.1 to the Company's Current Report on Form 8-K dated March 20, 1997.

 2.2 Inducement Agreement, dated March 14, 1997, between the Company and Scherer Healthcare, Inc., relating to the Registrant's MMPI merger, is incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated March 20, 1997.

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

  4.1 1984 Economic Development Authority Loan Agreement is incorpor-ated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33-35864) initially filed with the Commission on July 13, 1990.

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

 10.1            1990 Employee Stock Option Plan, as amended.

 10.2 1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

10.3 Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to
                 Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued).

                              Exhibit Description


10.4 Forms of Option Agreements with various employees of the Company is incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-39107) initially filed with the Commission on February 21, 1991.

10.5             Vital Signs Investment Plan, as  amended,  is  incorporated by
                 reference  to  Exhibit   99.1  to  the  Company's registration
                 statement on Form S-8 (No. 333-37927).

10.6             Stock Option Grants to  Terence  D.  Wall  and  Barry  Wicker,
                 replacing  stock  options  granted   to Messrs. Wall and Wicker
                 pursuant   to   the   1993 Executive Stock   Option   Plan, is
                 incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the year ended September 30, 1996.

10.7 Agreement to sell the Registrant's 51% interest in Cardiologics L.L.C., including the related promissory note and guarantee, is incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended September 30, 1996.

 21.1            Subsidiaries of the Registrant.

 23.1            Consent of Goldstein Golub Kessler & Company, P.C.

 24.1            Power of Attorney

 27.1     Financial Data Schedule

         (d) On August 1, 1997, the Company filed a Current Report on Form 8-K concerning the completion of the acquisition of Marquest Medical Products, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December, 1997.

                                VITAL SIGNS, INC.


                                        By:      /s/Anthony J. Dimun,
                                                 Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                       Title                               Date


/s/ Terence D. Wall*         President, Chief                  December 15, 1997
_______________________      Executive Officer
Terence D. Wall              and Director


/s/ David J. Bershad*        Director                          December 15, 1997
_______________________
David J. Bershad


/s/Anthony J. Dimun          Executive Vice President,         December 15, 1997
_______________________      Chief Financial Officer,
Anthony J. Dimun             Treasurer (Chief Financial
                             and Accounting Officer)
                             and Director


/s/ Joseph J. Thomas*        Director                          December 15, 1997
______________________
Joseph J. Thomas


/s/ John Toedtman*           Director                          December 15, 1997
______________________
John Toedtman


/s/ Barry Wicker*            Executive Vice President          December 15, 1997
-----------------            and Director
Barry Wicker


* By:/s/Anthony J. Dimun
     ___________________
     Anthony J. Dimun
     Attorney-in-Fact