Form 10-Q
period 1997-12-31
VITAL SIGNS INC
filed 1998-02-13
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or

[  ] Transition   report  pursuant  to  Section  13 or 15 (d) of the  Securities
     Exchange Act of 1934 for the transition period from   ____to _____

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

         At February 1, 1998, there were 12,819,175 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.


                                      INDEX


                                                                   Page
                                                                   Number
                  PART I.

                  Financial Information                               1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  December 31, 1997 (Unaudited) and
                  September 30, 1997                                  2

                  Consolidated Statement of Income
                  for the Three Months Ended
                  December 31, 1997 and 1996 (Unaudited)              3

                  Consolidated Statement of Cash
                  Flows for the Three Months Ended
                  December 31, 1997 and 1996 (Unaudited)              4

                  Notes to Consolidated Financial
                  Statements (Unaudited)                              5


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                          6-9


                  PART II.

     Item 1.      Legal Proceedings                                   10

     Item 6.      Exhibits and Reports on Form 8-K                    10

     Signatures                                                       11

                                     PART I.

                              Financial Information


Item 1.  Financial Statements

         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1997.

         The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.


                       VITAL SIGNS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                                                          December 31,              September 30,
                                                                              1997                       1997
                                                                                       (In Thousands)

                                     ASSETS
                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                                 $    1,142                 $    3,685
  Marketable securities                                                            300                        425
  Accounts receivable, less allowance for
    doubtful accounts of $136 and $101, respectively                            20,735                     16,405
  Inventory                                                                     20,092                     19,559
  Prepaid expenses and other current assets                                      8,841                     11,187
                                                                            ----------                 ----------
        Total Current Assets                                                    51,110                     51,261

  Property, plant and equipment - net                                           36,057                     33,825
  Marketable securities                                                         13,696                     18,206
  Goodwill                                                                      28,724                     28,907
  Other assets                                                                   8,705                      4,749
                                                                          ------------               ------------
     Total Assets                                                          $   138,292               $    136,948
                                                                          ============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                        $      5,198               $      6,204
  Current portion of long-term debt                                                557                        611
  Accrued expenses                                                               5,730                      6,114
  Amounts payable relating to acquisitions                                         230                        230
                                                                          ------------               ------------
         Total Current Liabilities                                              11,715                     13,159

  Deferred Income Taxes Payable                                                  1,385                      1,366
  Long-term debt                                                                 5,312                      5,529
  Other                                                                          4,283                      4,665
                                                                          ------------               ------------
        Total Liabilities                                                       22,695                     24,719
                                                                          ------------               ------------

Commitments and Contingencies

  Stockholders' Equity
      Common stock - no par value:
      authorized 40,000,000 shares, issued
      12,698,955 and 12,674,673 shares, respectively                            22,567                     22,149
  Allowance for aggregate unrealized loss
    on marketable securities                                                       (67)                      (129)
  Retained earnings                                                             93,097                     90,209
                                                                          ------------               ------------
        Stockholders' Equity                                                   115,597                    112,229
                                                                          ------------               ------------
  Total Liabilities and Stockholders' Equity                              $    138,292               $    136,948
                                                                          ============               ============


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                   (Unaudited)

                                                                           For the Three Months Ended
                                                                                       December 31,
                                                                              1997                      1996
                                                                              ----                      ----
                                                                     (In Thousands Except Per Share Amounts)


Net sales                                                                  $    30,924               $    22,830

Cost of goods sold                                                              14,998                     9,853
                                                                           -----------               -----------

Gross profit                                                                    15,926                    12,977

Operating expenses:
  Selling, general and administrative                                            9,777                     5,766
  Research and development                                                         962                       916
  Interest income                                                                 (262)                     (626)
  Interest expense                                                                 121                        63
  Other income, net                                                                (98)                     (665)
  Goodwill amortization                                                            218                       136
                                                                           -----------               -----------


Income before provision for income taxes                                         5,208                     7,387

Provision for income taxes                                                       1,797                     2,485
                                                                           -----------               -----------

Net income                                                                 $     3,411               $     4,902
                                                                           ===========               ===========

Basic net income per share                                                 $       .27               $       .38
                                                                           ===========               ===========

Basic weighted average number of shares                                         12,702                    13,035
                                                                           ===========               ===========

Diluted net income per share                                               $       .27               $       .37
                                                                           ===========               ===========

Diluted weighted average number of shares                                       12,770                    13,123
                                                                           ===========               ===========



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                FOR THE THREE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                                   1997                       1996
                                                                                       (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                                                $     3,411                 $     4,902
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and amortization                                               894                         566
         (Increase) decrease in deferred income taxes                                 19                         (79)
         Amortization of goodwill                                                    218                         136
         Amortization of deferred credit                                             (25)                        (25)
         Net gain on sales of available for sale securities                          (59)                       (776)
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                                     (4,330)                       (322)
            (Increase) in inventory                                                 (533)                     (1,685)
            Decrease in prepaid expenses and
              other current assets                                                 2,346                       2,675
            Decrease in other assets                                                 707                         477
            (Decrease) in accounts payable
              and accrued expenses                                                (1,390)                     (1,065)
            Decrease in other liabilities                                           (317)                        ---
                                                                             ------------                -----------
         Net cash provided by operating activities                                   941                       4,804
                                                                             -----------                 -----------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale securities.                           5,632                       5,891
   Purchases of available-for-sale securities                                       (876)                     (5,541)
   Acquisition of property, plant and equipment                                   (3,126)                     (2,149)
   Purchase of shares                                                             (4,663)                        ---
   Other                                                                             (75)                        (40)
                                                                             ------------                ------------
         Net cash provided by (used in) investing activities                      (3,108)                     (1,839)
                                                                             ------------                ------------

Cash Flows from Financing Activities:
   Net reissuance (purchase) of treasury stock                                       410                      (2,231)
   Dividends paid                                                                   (523)                       (524)
   Proceeds from exercise of stock options and warrants                                8                         170
   Principal payments of long-term debt and
      notes payable                                                                 (271)                       (500)
                                                                             ------------                ------------
         Net cash used in financing activities                                      (376)                     (3,085)
                                                                             ------------                ------------

   Net decrease in cash and cash equivalents                                      (2,543)                       (120)
   Cash and cash equivalents at beginning of period                                3,685                      17,747
                                                                             -----------                 -----------
   Cash and cash equivalents at end of period                                $     1,142                 $    17,627
                                                                             ===========                 ===========

Supplemental  disclosures of cash flow  information:  Cash paid during the three months for:
      Interest                                                               $       119                 $       133
      Income taxes                                                                   277                         619


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of December 31, 1997, the consolidated statement of income for the three months ended December 31, 1997 and 1996 and the consolidated statement of cash flows for the three months ended December 31, 1997 and 1996 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and 1996 and for all periods presented have been made.

2. The Company has adopted the Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128") as required effective December 15, 1997. SFAS 128 requires the disclosure of basic and diluted earnings per share.

3. See the Company's Annual Report on Form 10-K for the year ended September 30, 1997 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Forward Looking Statements

     This Quarterly Report on Form 10-Q contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company intends to caution investors that there are important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially from such statements. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

     The Company intends that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by Group Purchasing Organizations and/or the success of the Company's expanded sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to control costs, (iv) timing of the introduction of new products, (v) market acceptance of competitors' existing or new products, (vi) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10Q) and (vi) legislative changes impacting the healthcare market.

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

     The Company paid approximately $20 million including acquisition costs and incurred a $2,500,000 writeoff of in process research and development, which was charged to 1997 operations. The assets acquired amounted to approximately $15,000,000 and liabilities assumed approximated $13,000,000. This transaction has been accounted for as a purchase. Goodwill as a result of this acquisition approximated $15,000,000. See the Current Reports on Form 8-K filed on March 20, 1997 and August 1, 1997 and the notes to the Company's financial statements included in the Annual Report on Form 10-K for the year ended September 30, 1997 for additional information.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.

                                                 Increase/(Decrease) From
                                                       Prior Period

                                          Three Months Ended December 31, 1997
                                                     Compared With
                                          Three Months Ended December 31, 1996

Net sales                                             35.5%
Cost of goods sold                                    52.2
Gross profit                                          22.7
Selling, general and administrative
   expense                                            69.6
Research and development expenses                      5.0
Income before provision for
   income taxes                                      (29.5)
Provision for income taxes                           (27.7)
Net income                                           (30.4)

                   COMPARISON: QUARTER ENDED DECEMBER 31, 1997
                       AND QUARTER ENDED DECEMBER 31, 1996


     Net sales for the quarter ended December 31, 1997 increased by 35.5% compared with the same period last year. The increase was due to the acquisition of Marquest (22%), and growth in existing product lines (13.5%). Prices on existing products declined on average approximately 1.5% in the three months ended December 31, 1997 when compared to the same period in 1996.

     Sales of anesthesia products representing 40.9% of net sales grew 10.5% from the quarter ended December 31, 1996 despite selling price declines. Sales of critical care and respiratory products representing 42.8% of net sales increased by 85.9% due to internal growth and the acquisition of Marquest. Excluding the sales base acquired in the Marquest transaction, critical care/respiratory sales increased by 14.7%. Other business segments, accounting for 16.3% of net sales, increased by 18.2% from the comparable period in Fiscal 1996, reflecting the increased activity at VPI.

     While net sales increased in dollars by 35.5%, gross profit increased by 22.7%. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI). On a consolidated basis the Company's gross profit percentage for the quarter ended December 31, 1997 was 51.5% compared to 56.8% in the same time period of the last fiscal year.

     On a sequential comparison to the fourth quarter of 1997 the Company's gross profit percentage has increased by 1% from 50.5% reflecting improvements in gross profits in the Marquest Operations. Earnings per share for the quarter ended December 31, 1997 of $.27 were impacted by approximately $.10 per share by the expansion of the Company's sales force from 90 to 180 personnel while the December 31, 1996 quarter earnings per share of $.38 included the benefit of capital gains of approximately $.06 per share.

     Selling, general and administrative expenses increased by 69.6% in dollar amount, as the result of the acquisition of Marquest, increased activity at VPI, and the full implementation of the Company's previously announced plan to expand its sales force by adding a ninety person respiratory/critical care sales force.

     Research and development expenses ("R&D") increased 5.0%, primarily due to the acquisition of Marquest.

     Other income, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, decreased by $567,000 from the quarter ended December 31, 1996 to the quarter ended December 31, 1997. In the 1996 period the Company realized significant capital gains of approximately $750,000, which did not recur in the current quarter.

     The Company's effective tax rates were 34.5% and 33.6% for the quarters ended December 31, 1997 and 1996, respectively. The rate for the three months ended December 31, 1997 is less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings. The rate for the three months ended December 31, 1996 is less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carryforwards.

Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and secondary public offerings. During the three months ended December 31, 1997, cash and cash equivalents and short-term marketable securities decreased by $2,668,000 and long-term marketable securities decreased by $4,510,000. As a result of the sales growth in the December 31, 1997 quarter, $5.9 million was invested in accounts receivable, inventory and other working capital. In addition, the Company had capital expenditures of approximately $3.1 million and paid dividends, of approximately $523,000. The combined total of cash and cash equivalents, short-term marketable securities and long-term investments was approximately $15.1 million at December 31, 1997 as compared to $22.3 million at September 30, 1997.

     At December 31, 1997, the Company had $1.1 million in cash and cash equivalents. On that date, the Company's working capital was $39.4 million and the current ratio was 4.4 to 1, as compared to $38.1 million and 3.9 to 1 at September 30, 1997.

     The Company's current policy is to retain working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company. . The Company has a $10 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

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

                                    PART II.

                                Other Information


     Item 1. Legal Proceedings.

            (a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

            (b) On November 12, 1997, a declaratory judgment action was commenced against the Company in the U.S. District court in the Central District of California by a competitor seeking to invalidate a patent held by the Company in connection with its Isocath(TM) product. This action is related to an infringement notice filed against the plaintiff by the Company. On January 12, 1998 both parties executed mutual releases and ended this matter.

     Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits: 27.1 - Financial Data Schedule

            (b) Reports on Form 8-K filed during the quarter ended December 31, 1997: None.

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


                               Date:  February 12, 1998