Form 10-Q
period 1998-03-31
VITAL SIGNS INC
filed 1998-05-15
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             DRAFT 05/13/98 9:58 AM
                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

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

     At May 1, 1998, there were 12,818,862 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.


                                      INDEX


                                                                   Page
                                                                  Number
                  PART I.

                  Financial Information                             1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  March 31, 1998 (Unaudited) and
                  September 30, 1997                                2

                  Consolidated Statement of Income
                  for the Six Months Ended
                  March 31, 1998 and 1997 (Unaudited)               3

                  Consolidated Statement of Income
                  for the Three Months Ended
                  March 31, 1998 and 1997 (Unaudited)               4

                  Consolidated Statement of Cash
                  Flows for the Six Months Ended
                  March 31, 1998 and 1997 (Unaudited)               5

                  Notes to Consolidated Financial
                  Statements (Unaudited)                            6


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       7-11


                  PART II.

     Item 1.      Legal Proceedings                                 12

     Item 4       Submission of Matters to a Vote
                  of Securityholders                                12

     Item 6.      Exhibits and Reports on Form 8-K                  12

     Signatures                                                     13

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



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                            March 31,               September 30,
                                                                              1998                       1997
                                                                                       (In Thousands)

                                                          ASSETS
                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                                                 $    3,214                 $    4,110
  Accounts receivable, less allowance for
    doubtful accounts of $200 and $101, respectively                            17,837                     16,405
  Inventory                                                                     19,741                     19,559
  Prepaid expenses and other current assets                                      8,589                     11,187
                                                                            ----------                 ----------
        Total Current Assets                                                    49,381                     51,261

  Property, plant and equipment - net                                           37,522                     33,825
  Marketable securities                                                         11,983                     18,206
  Goodwill                                                                      28,539                     28,907
  Other assets                                                                  10,423                      4,749
                                                                          ------------               ------------
     Total Assets                                                          $   137,848               $    136,948
                                                                          ============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                        $      4,255               $      6,204
  Current portion of long-term debt                                                558                        611
  Accrued expenses                                                               4,967                      6,114
  Amounts payable relating to acquisitions                                         ---                        230
                                                                          ------------               ------------
     Total Current Liabilities                                                   9,780                     13,159

  Deferred Income Taxes Payable                                                  1,433                      1,366
  Long-term debt                                                                 3,283                      5,529
  Other                                                                          4,201                      4,665
                                                                          ------------               ------------
        Total Liabilities                                                       18,697                     24,719
                                                                          ------------               ------------

Commitments and Contingencies

  Stockholders' Equity
      Common stock - no par value:
      authorized 40,000,000 shares, issued
      12,818,862 and 12,674,673 shares, respectively                            24,720                     22,149
  Allowance for aggregate unrealized loss
    on marketable securities                                                       (55)                      (129)
  Retained earnings                                                             94,486                     90,209
                                                                          ------------               ------------
        Stockholders' Equity                                                   119,151                    112,229
                                                                          ------------               ------------
  Total Liabilities and Stockholders' Equity                              $    137,848               $    136,948
                                                                          ============               ============



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                                         For the Six Months Ended March 31,
                                                                                              1998                 1997
                                                                                              ----                 ----
                                                                                       (In Thousands Except Per Share Amounts)

Net sales                                                                               $    63,228             $    46,675
Cost of goods sold                                                                           31,098                  20,266
                                                                                        -----------             -----------
Gross profit                                                                                 32,130                  26,409

Operating expenses:
  Selling, general and administrative                                                        19,035                  11,607
  Research and development                                                                    2,429                   1,807
  Interest income                                                                              (563)                 (1,234)
  Interest expense                                                                              238                     139
  Other (income)/expense, net                                                                   122                    (510)
  Goodwill amortization                                                                         413                     287
                                                                                        -----------             -----------

Income before provision for income taxes                                                     10,456                  14,313
Provision for income taxes                                                                    3,607                   4,664
                                                                                        -----------             -----------
Net income before cumulative effect of change in accounting principle                   $     6,849             $     9,649

Cumulative effect of change in accounting principle
    (net of income tax effect of $803)                                                  $     1,524             $       ---
                                                                                        -----------             -----------
Net Income                                                                              $     5,325             $     9,649
                                                                                        ===========             ===========
Basic net income per share before cumulative effect of change
    in accounting principle                                                             $       .54             $       .74
                                                                                        ===========             ===========
Diluted net income per share before cumulative effect of change
    in accounting principle                                                             $       .54             $       .74
                                                                                        ===========             ===========
Cumulative effect of change in accounting principle per share                           $       .12             $       ---
                                                                                        ===========             ===========
Basic net income per share                                                              $       .42             $       .74
                                                                                        ===========             ===========
Diluted net income per share                                                            $       .42             $       .74
                                                                                        ===========             ===========
Basic weighted average number of shares                                                      12,693                  13,010
                                                                                        ===========             ===========
Diluted weighted average number of shares                                                    12,770                  13,098
                                                                                        ===========             ===========
Proforma Information  (assuming the change in accounting principle was applied retroactively
    Net income                                                                          $     6,562             $     9,673
                                                                                        ===========             ===========
   Basic net income per share                                                           $       .52             $       .74
                                                                                        ===========             ===========
   Diluted net income per share                                                         $       .51             $       .74
                                                                                        ===========             ===========
   Basic weighed average number of shares                                                    12,693                  13,010
                                                                                        ===========             ===========
   Diluted weighted average number of shares                                                 12,770                  13,098
                                                                                        ===========             ===========



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                                    For the Three Months Ended March 31,
                                                                                              1998                 1997
                                                                                   (In Thousands Except Per Share Amounts)

Net sales                                                                               $      32,304         $      23,845
Cost of goods sold                                                                             16,100                10,413
                                                                                        -------------         -------------
Gross profit                                                                                   16,204                13,432

Operating expenses:
  Selling, general and administrative                                                           9,258                 5,841
  Research and development                                                                      1,467                   891
  Interest income                                                                                (301)                 (608)
  Interest expense                                                                                117                    76
  Other (expense), net                                                                            220                   155
  Goodwill amortization                                                                           195                   151
                                                                                        -------------         -------------

Income before provision for income taxes                                                        5,248                 6,926
Provision for income taxes                                                                      1,810                 2,179
                                                                                        -------------         -------------
Net income before cumulative effect of change
   in accounting principle                                                              $       3,438         $       4,747

Cumulative effect of change in accounting principle
    (net of income tax effect of $803)                                                  $       1,524                   ---
                                                                                        -------------         -------------
Net income                                                                              $       1,914         $       4,747
                                                                                        =============         =============
Basic net income per share before cumulative effect of change
    in accounting principle                                                             $         .27         $         .37
                                                                                        =============         =============
Diluted net income per share before cumulative effect of change
    in accounting principle                                                             $         .27         $         .36
                                                                                        =============         =============
Cumulative effect of change in Accounting Principle per share                                     .12
                                                                                        =============         =============
Basic net income per share                                                              $         .15         $         .37
                                                                                        =============         =============
Diluted net income per share                                                            $         .15         $         .36
                                                                                        =============         =============
Basic weighted average number of shares                                                        12,684                12,984
                                                                                        =============         =============
Diluted weighted average number of shares                                                      12,770                13,072
                                                                                        =============         =============
Proforma Information (assuming the change in accounting principle was applied retroactively

   Net income change                                                                    $       3,438         $       4,841
                                                                                        =============         =============
   Basic net income per share                                                           $         .27         $         .37
                                                                                        =============         =============
   Diluted net income per share                                                         $         .27         $         .37
                                                                                        =============         =============
   Basic weighted average number of shares                                                     12,684                12,984
                                                                                        =============         =============
   Diluted weighted average number of shares                                                   12,770                13,072
                                                                                        =============         =============




                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)
                                                                                For the Six Months Ended March  31,
                                                                                    1998                      1997
                                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                                                $     5,325                 $     9,649
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Cumulative effect of change in accounting principle                       1,524                         ---
         Depreciation and amortization                                             1,776                       1,101
         Deferred income taxes                                                        67                        (324)
         Amortization of goodwill                                                    413                         287
         Amortization of deferred credit                                             (50)                        (50)
         Net gain on sales of available for sale securities                           (2)                       (759)
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                                     (3,759)                     (1,201)
            (Increase) in inventory                                                 (182)                     (2,141)
            (Increase)decrease in prepaid expenses and
              other current assets                                                 4,896                        (119)
            (Decrease) in accounts payable
              and accrued expenses                                                (3,302)                       (681)
            Decrease (Increase) in other assets                                   (1,001)                        230
            Decrease in other liabilities                                           (344)                        ---
                                                                             ------------                -----------
            Net cash provided by operating activities                              5,361                       5,992
                                                                             -----------                 -----------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale securities                            8,319                       7,409
   Purchases of available-for-sale securities                                     (1,646)                     (7,759)
   Acquisition of property, plant and equipment                                   (5,473)                     (4,599)
   Other                                                                          (4,812)                        (80)
                                                                             ------------                ------------
            Net cash used in investing activities                                 (3,612)                     (5,029)
                                                                             ------------                ------------

Cash Flows from Financing Activities:
   Net reissuance (purchase) of treasury stock                                     1,064                      (2,077)
   Dividends paid                                                                 (1,048)                     (1,045)
   Proceeds from exercise of stock options and warrants                               12                         238
   Principal payments of long-term debt and notes payable                         (2,299)                       (500)
                                                                             ------------                ------------
         Net cash used in financing activities                                   ( 2,271)                     (3,384)
                                                                             ------------                ------------

   Net decrease in cash and cash equivalents                                        (522)                     (2,421)
   Cash and cash equivalents at beginning of period                                3,685                      17,747
                                                                             -----------                 -----------
   Cash and cash equivalents at end of period                                $     3,163                 $    15,326
                                                                             ===========                 ===========

Supplemental  disclosures  of cash flow  information:  Cash paid  during the six months for:
      Interest                                                               $       230                 $       133
      Income taxes                                                                 1,697                       6,359



                       VITAL SIGNS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 1998, the consolidated statements of income for the six months and three months ended March 31, 1998 and 1997 and the consolidated statement of cash flows for the six months ended March 31, 1998 and 1997 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and 1997 and for all periods presented have been made.

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

4. Effective as of the beginning of the second quarter of fiscal 1998 the Company adopted a new accounting principle related to the accrual of distributor rebates. This change in principle was adopted to more precisely record the amounts due distributors who service the Company's hospital customers. The Company's prior method resulted in fluctuations for financial reporting purposes that were the result of activities outside the Company's control. Net income for the three month and six month periods ended March 31, 1998 was impacted by the charge for the cumulative effect of a change in accounting principle related to distributor rebates. This charge reduced net income by $1,524,000 or $.12 per share. Proforma information is included in the income statement indicating the results of operations if the newly adopted accounting principle had been in effect October 1, 1996. Below is a table containing proforma information for the three month periods ending December 31, 1997 and 1996 respectively.

                   PROFORMA INFORMATION FOR THE PERIODS ENDING
                   DECEMBER 31, 1997 AND 1996

       (Dollars in Thousands Except Per Share Amounts)

As Reported:                                                                        1997                  1996
------------                                                                        ----                  ----

Net income, as reported                                                         $    3,411           $     4,902
                                                                                ==========           ===========
Basic net income per share                                                      $      .27           $       .38
                                                                                ==========           ===========
Diluted net income per share                                                    $      .27           $       .37
                                                                                ==========           ===========

Assuming change in accounting principle is applied retroactively:

Net income                                                                      $    3,124           $     4,832
                                                                                ==========           ===========
Basic net income per share                                                      $      .25           $       .37
                                                                                ==========           ===========
Diluted net income per share                                                    $      .24           $       .37
                                                                                ==========           ===========
Basic weighted average number of shares                                             12,702                13,035
                                                                                ==========           ===========
Diluted weighted average number of shares                                           12,770                13,123
                                                                                ==========           ===========

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

     In connection with these transactions, the Company paid approximately $20 million including acquisition costs and incurred a $2,500,000 writeoff of in process research and development, which was charged to 1997 operations. The assets acquired amounted to approximately $15,000,000 and liabilities assumed approximated $13,000,000. This transaction has been accounted for as a purchase. Goodwill as a result of this acquisition approximated $15,000,000. See the Current Reports on Form 8-K filed on March 20, 1997 and August 1, 1997 and the notes to the Company's financial statements included in the Annual Report on Form 10-K for the year ended September 30, 1997 for additional information.

Results of Operations

The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.


                                                      Increase/(Decrease) From
                                                         Prior Period


                                                            Three Months Ended               Six Months Ended
                                                          March 31, 1998 compared         March 31, 1998 compared
                                                          with Three Months Ended         with Six Months Ended
                                                             March 31, 1997                   March 31, 1997


Net sales                                                       35.5%                               35.5
Cost of goods sold                                              54.6                                53.4
Gross profit                                                    20.6                                21.7
Selling, general and administrative
   expense                                                      58.5                                64.0
Research and development expenses                               64.7                                34.4
Income before provision for
   income taxes                                                (24.2)                              (26.9)
Provision for income taxes                                     (16.9)                              (22.7)
Net income before cumulative effect of
   change in accounting principle                              (27.6)                              (29.0)
Net income                                                     (59.7)                              (44.0)


                    COMPARISON: QUARTER ENDED MARCH 31, 1998
                        AND QUARTER ENDED MARCH 31, 1997

     Net sales for the quarter ended March 31, 1998 increased by 35.5% compared with the same period last year. The increase was due to the acquisition of Marquest (20.8%), and growth in existing product lines (14.7%). The effect of sales mix changes and price reductions resulted in lower sales of approximately 1.2% in the three months ended March 31, 1998 when compared to the same period in 1997.

     Sales of anesthesia products representing 37.7% of net sales grew 3.1% from the quarter ended March 31, 1997. Sales of critical care and respiratory products representing 43.0% of net sales increased by 84.5% due to internal growth and the acquisition of Marquest. Excluding the sales base acquired in the Marquest transaction, critical care/respiratory sales increased by 18%. Sales of the Company's emergency products declined by 46% due to a shortfall in orders from the Company exclusive emergency distributor. Other business segments, accounting for 17.5% of net sales, increased by 64% from the comparable period in Fiscal 1997, reflecting the increased activity at Vital Pharma, Inc. ("VPI") and Thomas Medical Products, Inc. ("TMP") subsidiaries.

     While net sales increased in dollars by 35.5%, gross profit increased by 20.6%. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI and TMP) and the lower sales of emergency products (which carry higher than average margins). On a consolidated basis the Company's gross profit percentage for the quarter ended March 31, 1998 was 50.2% compared to 56.3% in the same time period of the last fiscal year.

     Selling, general and administrative expenses increased by 58.5% in dollar amount, as the result of the acquisition of Marquest, increased activity at VPI, and the full implementation of the Company's previously announced plan to expand its sales force by adding a ninety person respiratory/critical care sales force. Earnings per share before the change in accounting principle for the quarter ended March 31, 1998 of $.27 were impacted by approximately $.08 per share by the expansion of the Company's sales force from 90 to 180 personnel.

     Research and development expenses ("R&D") increased 64.7%, primarily due to the acquisition of Marquest and increased in-house activity on new products (including VASCEZE)TM), ISOCATH(TM) and other new products).

     Other expense, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items, increased by $65,000 from the quarter ended March 31, 1997 to the quarter ended March 31, 1998.

     The Company's effective tax rates were 34.5% and 31.5% for the three months ended March 31, 1998 and 1997, respectively. The rate for the three months ended March 31, 1998 is less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings. The rate for the three months ended March 31, 1997 is less than the combined Federal and State statutory rates primarily as a result of the utilization of capital loss carryforwards.

     The Company implemented a change in accounting principle concerning distributor rebates, effective at the beginning of the three month period ending March 31, 1998. This change resulted in a charge that reduced net income for the period by $1,524,000 or $.12 per share. The change in principle was implemented to reduce financial reporting fluctuations that were caused by activities that were outside the Company's control, such as distributor inventory levels (see
Note 4 of the Notes to the Consolidated Financial Statements).

                   COMPARISON: SIX MONTHS ENDED MARCH 31, 1998
                       AND SIX MONTHS ENDED MARCH 31, 1997

     Net sales for the six months ended March 31, 1998 increased by 35.5% compared with the same period last year. The increase was due to the acquisition of Marquest (21.4), and growth in existing product lines (14%). The effect of sales mix changes and price reductions resulted in lower sales of approximately 1.3% in the six months ended March 31, 1998 when compared to the same period in 1997.

     Sales of anesthesia products, representing 39.3% of net sales, grew 6.9% from the six months ended March 31, 1997 despite selling price declines. Sales of critical care and respiratory products representing 43.0% of net sales, increased by 85.4% due to internal growth and the acquisition of Marquest. Excluding the sales base acquired in the Marquest transaction, critical care/respiratory sales increased by 17%. Sales of the Company's emergency products, representing 2.2% of net sales, declined by 23.8% due to a shortfall in orders from the Company's exclusive emergency distributor. Other business segments, accounting for 15.5% of net sales, increased by 27.8% from the comparable period in Fiscal 1997, reflecting the increased activity at VPI and TMP.

     While net sales increased in dollars by 35.5%, gross profit increased by 21.7%. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI and TMP). On a consolidated basis the Company's gross profit percentage for the six months ended March 31, 1998 was 50.8% compared to 56.6% in the same time period of the last fiscal year.

     Selling, general and administrative expenses increased by 64.0% in dollar amount, as the result of the acquisition of Marquest, increased activity at VPI, and the full implementation of the Company's previously announced plan to expand its sales force by adding a ninety person respiratory/critical care sales force. Earnings per share for the six months ended March 31, 1998 were impacted by approximately $.18 per share by the expansion of the Company's sales force.

     Research and development expenses ("R&D") increased 34.4%, primarily due to the acquisition of Marquest and increased in-house activity on new products (including VASCEZE, ISOCATH and other new products).

     Other (income)/expense, net, decreased by $632,000 from the six ended March 31, 1997 to the six months ended March 31, 1998. In the 1997 period the Company realized significant capital gains of approximately $750,000, which did not recur in the current six months.

     The Company implemented a change in accounting principle concerning distributor rebates, effective at the beginning of the three month period ending March 31, 1998. This change resulted in a charge that reduced net income for the period by $1,524,000 or $.12 per share. The change in principle was implemented to reduce financial reporting fluctuations that were caused by activities that were outside the Company's control, such as distributor inventory levels (see
Note 4 of the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and secondary public offerings. During the six months ended March 31, 1998, cash and cash equivalents and short-term marketable securities decreased by $896,000 and long-term marketable securities decreased by $6,223,000. During that period, the Company had capital expenditures of approximately $5.5 million among other uses of cash. The combined total of cash and cash equivalents, short-term marketable securities and long-term investments was approximately $15.2 million at March 31, 1998 as compared to $22.3 million at September 30, 1997.

     At March 31, 1998, the Company had $3.2 million in cash and cash equivalents. On that date, the Company's working capital was $39.6 million and the current ratio was 5.0 to 1, as compared to $38.1 million and 3.9 to 1 at September 30, 1997.

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

The Effect of the Year 2000 on MIS Systems.

     The Company has evaluated its MIS systems in regard to compliance with any new requirements of the Year 2000 and has implemented a plan of corrective measures. The Company anticipates completing this program in early 1999. The Company does not believe any additional costs, whether the repair of existing systems or the purchase of new software will have a material effect on the Company's consolidated financial condition or results of operations. This statement constitutes a forward-looking statement under the Reform Act. The financial impact of Year 2000 could vary materially from that projected if unanticipated technological problems arise or if vendors are unable to provide Year 2000 compliant services and materials.

                                    PART II.
                                OTHER INFORMATION

Item 1.   Legal Proceedings.

     (a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

     (b) With respect to the declaratory judgment action which was pending against the Company in the U.S. District Court in the Central District of California seeking to invalidate a patent held by the Company relating to its Isocath(TM) product, on January 12, 1998, the parties entered into an agreement to dismiss the litigation. On January 14, 1998, the District Court entered an order dismissing the action.

     (c) With respect to the action which was pending in the U.S. District Court in New Jersey, against a former employee and his patent attorney alleging, inter alia, causes of action for breach of contract, misappropriation of trade secrets and tortious interference with contractual relations, the defendants counter-claim for, inter alia, breach of contract and patent infringement, and the related action in Germany on April 20, 1998 the parties entered into a settlement agreement and a revised exclusive license agreement. On April 22, 1998, the District Court entered an order dismissing the action. Under the terms of the agreement, the Company retains its exclusive worldwide license from one of the defendants to two patents relating to Vasceze(TM), the Company's vascular flush device, obtains an exclusive worldwide license from both defendants to an additional patent relating to Vasceze(TM), and is obligated to continue commercialization and pay royalties with respect to products covered by such patents.

Item 4.     Submission of Matters to a Vote of Security Holders.

            The Company held its annual meeting of shareholders on February 23, 1998. At that meeting, each of the Board's nominees were re-elected to the Board and the shareholders ratified the Amended and Restated Investment Plan. Shares were voted for the election of directors as follows:

                                               For            Authority Withheld

            David J. Bershad                11,718,062             34,004
            Anthony J. Dimun                11,721,617             30,449
            Joseph Thomas                   11,720,974             31,192
            John Toedtman                   11,532,767            219,299
            Terence D. Wall                 11,721,621             30,445
            C. Barry Wicker                 11,721,667             30,399

     Shares were voted for the ratification of the Amended and Restated Investment Plan as follows:

                For:                               7,385,976
                Against:                              55,701
                Abstentions:                           8,509
                Broker Non-votes                   4,301,980

Item 6.     Exhibits and Reports on Form 8-K

          (a)  Exhibits: 27.1 - Financial Data Schedule

          (b) Reports on Form 8-K filed during the quarter ended March 31, 1998: None.

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


                                                   Date: May 15, 1998