Form 10-Q
period 1998-06-30
VITAL SIGNS INC
filed 1998-08-14
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or

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

                      Yes X             No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At August 5, 1998, there were 12,727,244 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                      Page
                                                                      Number
                  PART I.

                  Financial Information                                  1

     Item 1.      Financial Statements

                  Consolidated Balance Sheet as of
                  June 30, 1998 (Unaudited) and
                  September 30, 1997                                     2

                  Consolidated Statement of Operations
                  for the Nine Months Ended
                  June 30, 1998 and 1997 (Unaudited)                     3

                  Consolidated Statement of Operations
                  for the Three Months Ended
                  June 30, 1998 and 1997 (Unaudited)                     4

                  Consolidated Statement of Cash
                  Flows for the Nine Months Ended
                  June 30, 1998 and 1997 (Unaudited)                     5

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                 6


     Item 2.      Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           7-11


                  PART II.

     Item 1.      Legal Proceedings                                     12


     Item 6.      Exhibits and Reports on Form 8-K                      12

     Signatures                                                         13

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                              June 30,              September 30,
                                                                                1998                     1997
                                                                                       (In Thousands)
                                      ASSETS
                                                                             (Unaudited)
Current Assets:
   Cash and cash equivalents                                               $     4,925                 $    3,685
   Marketable securities                                                         2,547                        425
   Accounts receivable, less allowance for
     doubtful accounts of $231 and $101, respectively                           18,158                     16,405
   Inventory                                                                    20,024                     19,559
   Prepaid expenses and other current assets                                     6,088                     11,187
                                                                           -----------                 ----------
       Total Current Assets                                                     51,742                     51,261

   Property, plant and equipment - net                                          38,894                     33,825
   Marketable securities and other investments                                  14,277                     18,206
   Goodwill                                                                     28,950                     28,907
   Other assets                                                                  6,459                      4,749
                                                                           -----------               ------------
       Total Assets                                                        $   140,322               $    136,948
                                                                           ===========               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                       $      5,842               $      6,204
   Current portion of long-term debt                                               993                        611
   Accrued expenses                                                              5,696                      6,114
   Amounts payable relating to acquisitions                                        281                        230
                                                                          ------------               ------------
       Total Current Liabilities                                                12,812                     13,159

   Deferred Income Taxes Payable                                                 1,560                      1,366
   Long-term debt                                                                2,439                      5,529
   Other                                                                         3,822                      4,665
                                                                          ------------               ------------
       Total Liabilities                                                        20,633                     24,719
                                                                          ------------               ------------

Commitments and Contingencies

 Stockholders' Equity Common stock - no par value:
     authorized 40,000,000 shares, issued
     12,727,244 and 12,674,673 shares, respectively                             23,114                    22,149
   Allowance for aggregate unrealized loss
     on marketable securities                                                      (39)                     (129)
   Retained earnings                                                            96,614                    90,209
                                                                          ------------               -----------
   Stockholders' Equity                                                        119,689                   112,229
                                                                          ------------               -----------
       Total Liabilities and Stockholders' Equity                         $    140,322               $   136,948
                                                                          ============               ===========

                (See notes to Consolidated Financial Statements)


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                                                         For the Nine Months Ended June 30,
                                                                                              1998                 1997
                                                                                              ----                 ----
                                                                                           (In Thousands Except Per Share Amounts)

Net sales                                                                               $    95,089             $    75,036
Cost of goods sold                                                                           46,954                  34,743
                                                                                        -----------             -----------
Gross profit                                                                                 48,135                  40,293

Operating expenses:
   Selling, general and administrative                                                       28,746                  19,340
   Research and development                                                                   4,328                   2,791
Interest income                                                                                (784)                 (1,828)
Interest expense                                                                                307                     371
Other expense, net                                                                               22                     116
Goodwill amortization                                                                           602                     438
   Special charge (see Notes 4 and 5)                                                         1,100                   6,700
                                                                                        -----------              ----------
Income before provision for income taxes                                                     13,814                  12,365
Provision for income taxes                                                                    4,314                   4,817
                                                                                        -----------              ----------
Net income before cumulative effect of change in accounting principle                         9,500                   7,548
Cumulative effect of change in accounting principle
     (net of income tax effect of $803)                                                       1,524                     ---
                                                                                        -----------             -----------
Net Income                                                                              $     7,976             $     7,548
                                                                                        ===========             ===========
Basic net income per share before cumulative effect of change
     in accounting principle                                                            $       .75             $       .58
                                                                                        ===========             ===========
Diluted net income per share before cumulative effect of change
     in accounting principle                                                            $       .74             $       .58
                                                                                        ===========             ===========
Cumulative effect of change in accounting principle per share                           $       .12             $       ---
                                                                                        ===========             ===========
Basic net income per share                                                              $       .63             $       .58
                                                                                        ===========             ===========
Diluted net income per share                                                            $       .62             $       .58
                                                                                        ===========             ===========
Basic weighted average number of shares                                                      12,691                  12,947
                                                                                        ===========             ===========
Diluted weighted average number of shares                                                    12,769                  13,024
                                                                                        ===========             ===========

Proforma Information (assuming the change in accounting principle was applied retroactively) (see Note 6):

Net income                                                                              $     9,213             $     7,641
                                                                                        ===========             ===========
Basic net income per share                                                              $       .73             $       .59
                                                                                        ===========             ===========
Diluted net income per share                                                            $       .72             $       .59
                                                                                        ===========             ===========
Basic weighted average number of shares                                                      12,691                  12,947
                                                                                        ===========             ===========
Diluted weighted average number of shares                                                    12,769                  13,024
                                                                                        ===========             ===========

                (See notes to Consolidated Financial Statements)


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                    For the Three Months Ended June 30,
                                                                                              1998                 1997
                                                                                 (In Thousands Except Per Share Amounts)

Net sales                                                                               $      31,861         $      28,361
Cost of goods sold                                                                             15,856                14,397
                                                                                        -------------         -------------
Gross profit                                                                                   16,005                13,964

Operating expenses:
   Selling, general and administrative                                                          9,711                 7,733
   Research and development                                                                     1,899                 1,064
   Interest income                                                                               (221)                 (594)
   Interest expense                                                                                69                   232
   Other (income)/expense, net                                                                   (100)                  626
   Goodwill amortization                                                                          189                   151
   Special charge (see Notes 4 and 5)                                                           1,100                 6,700
                                                                                        -------------        --------------

Income/(loss) before provision for income taxes                                                 3,358                (1,948)
Provision for income taxes                                                                        707                   153
                                                                                        -------------        ---------------
Net income/(loss) before cumulative effect of change in accounting principle            $       2,651         $      (2,101)

Basic net income/(loss)  per share                                                      $         .21         $        (.16)
                                                                                        =============         ==============
Diluted net income/(loss)  per share                                                    $         .21         $        (.16)
                                                                                        =============         ==============
Basic weighted average number of shares                                                        12,686                12,819
                                                                                        =============         ==============
Diluted weighted average number of shares                                                      12,766                12,875
                                                                                        =============         ==============

Proforma Information (assuming the second quarter change in accounting principle was applied retroactively) (see Note 6):

Net Income/(loss)                                                                       $       2,651         $      (2,032)
                                                                                        =============         ==============
Basic net income/(loss)  per share                                                      $         .21         $        (.16)
                                                                                        =============         ==============
Diluted net income per/(loss)  share                                                    $         .21         $        (.16)
                                                                                        =============         ==============
Basic weighted average number of shares                                                        12,686                12,819
                                                                                        =============         ==============
Diluted weighted average number of shares                                                      12,766                12,875
                                                                                        =============         ==============


                (See notes to Consolidated Financial Statements)


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                              For the Nine Months Ended June 30,
                                                                                    1998                        1997
                                                                                          (In Thousands)
Cash Flows from Operating Activities:
   Net Income                                                                $     7,976                 $     7,548
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Cumulative effect of change in accounting principle                       1,524                         ---
         Depreciation and amortization                                             2,751                       1,684
         Deferred income taxes                                                       194                        (324)
         Amortization of goodwill                                                    602                         438
         Amortization of deferred credit                                             (75)                        (75)
         Net (gain) loss on sales of available for sale securities                     2                        (772)
         Special charge related to acquisition                                       ---                       4,200
         Changes in operating assets and liabilities:
            (Increase) in accounts receivable                                     (3,277)                     (1,064)
            (Increase) in inventory                                                 (465)                     (3,767)
            (Increase)decrease in prepaid expenses and
               other current assets                                                5,099                        (590)
            (Increase) in other assets                                            (1,909)                       (327)
            (Decrease) Increase in accounts payable and accrued expenses          (1,380)                      3,138
            Decrease in other liabilities                                           (394)                        ---
                                                                             ------------                -----------
            Net cash provided by operating activities                             10,648                      10,089
                                                                             ------------                -----------

Cash Flows from Investing Activities:
   Proceeds from sales of available-for-sale securities                           13,881                      16,404
   Purchases of available-for-sale securities  and other investments             (11,844)                    (16,453)
   Acquisition of property, plant and equipment                                   (7,820)                     (6,498)
   Other                                                                            (311)                       (137)
                                                                             ------------                ------------
            Net cash used in investing activities                                 (6,094)                     (6,684)
                                                                             ------------                ------------

Cash Flows from Financing Activities:
   Proceeds of sales of common stock to employees
      pursuant to the Vital Signs Investment Plan                                  3,403                         184
   Purchase of treasury stock                                                     (2,450)                     (8,250)
   Dividends paid                                                                 (1,571)                     (1,569)
   Proceeds from exercise of stock options and warrants                               12                         264
   Principal payments of long-term debt and notes payable                         (2,708)                       (500)
                                                                             ------------                ------------
            Net cash used in financing activities                                 (3,314)                     (9,871)
                                                                             ------------                ------------

   Net increase/(decrease) in cash and cash equivalents                            1,240                      (6,466)
   Cash and cash equivalents at beginning of period                                3,685                      17,747
                                                                             -----------                 -----------
   Cash and cash equivalents at end of period                                $     4,925                 $    11,281
                                                                             ===========                 ===========

Supplemental  disclosures  of cash flow  information:  Cash paid during the nine months for:
      Interest                                                               $       349                 $       247
      Income taxes                                                                 1,747                       7,703

Supplemental schedule of non cash investing activities:
   Accrued amounts relating to purchase of subsidiaries                      $       600                 $    18,649


                (See notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of June 30, 1998, the consolidated statements of income for the nine and three months ended June 30, 1998 and 1997 and the consolidated statement of cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and 1997 and for all periods presented have been made.

2. The Company has adopted the Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128") as required effective December 15, 1997. SFAS 128 requires the disclosure of basic and diluted earnings per share.

3. See the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for additional disclosures relating to the Company's consolidated financial statements.

4. In connection with the acquisition of Marquest Medical Products, Inc. (effective date April 1, 1997), the Company recorded a special charge of $6.7 million in the quarter ended June 30, 1997. This charge represents $2,500,000 of in process research and development acquired in the Marquest transaction (which was expensed in accordance with purchase accounting rules) along with $4,200,000 in costs for the consolidation of certain manufacturing operations.

5. The Company decided during the 1998 third quarter to reduce its domestic sales force to approximately 90 sales personnel from approximately 180 sales personnel. This decision resulted in a pretax charge of $1.1 million, or $0.06 per share (net of tax).

6. Effective as of the beginning of the second quarter of fiscal 1998, the Company adopted a new accounting principle related to the accrual of distributor rebates. This change in principle was adopted to more precisely record the amounts due distributors who service the Company's hospital customers. The Company's prior method resulted in fluctuations for financial reporting purposes that were the result of activities outside the Company's control. Net income for the nine month period ended June 30, 1998 was impacted by the charge for the cumulative effect of a change in accounting principle related to distributor rebates. This charge reduced net income by $1,524,000 or $.12 per share. Proforma information is included in the income statement indicating the results of operations if the newly adopted accounting principle had been in effect since October 1, 1996. Below is a table containing proforma information for the three month periods ending December 31, 1997 and 1996, respectively.


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

Forward-Looking Statements

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

         The Company intends that any Forward-Looking Statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in Forward-Looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such Forward-Looking Statements and predictions as a result of a number of factors including, without limitation,
(i) competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by Group Purchasing Organizations and/or the success of the Company's sales force; (ii) interruptions or delays in manufacturing and/or sources of supply; (iii) the Company's ability to control costs; (iv) timing of the introduction of new products; (v) market acceptance of competitors' existing or new products; (vi) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10-Q); and
(vi) legislative changes impacting the healthcare market.

         In addition, any statement made related to expectations involving or related to future cost savings, the reduced relative size, cost and effectiveness of the sales force, severance and other costs associated with the reductions in the sales force, the level, timing and ability to realize future cost savings with respect to that reduction and the ability to maintain current sales or the current company-wide sales growth rate, constitute Forward-Looking Statements. Actual results may differ materially from the Company's expectations and from such Forward-Looking Statements as a result of a wide variety of material risks and uncertainties including, without limitation, (a) factors arising from or related to the capacity of the reduced sales force to meet the Company's sales objectives; (b) the costs that may be incurred in providing appropriate incentives to sales personnel; (c) unanticipated expenses that may be incurred in connection with the decision to reduce the sales force; (d) sales and managerial personnel retention; (e) reorganization and retraining issues;
(f) scope, timing and effectiveness of changes to marketing and sales plans, programs and strategies; (g) market conditions; (h) customer response; (i) technological change; and (j) competition.

1997 Acquisition

         On March 14, 1997, Vital Signs, Inc. announced that it had entered into a definitive agreement to acquire Marquest Medical Products, Inc. ("Marquest"). Concurrent with that transaction, the Company entered into an agreement with Scherer Healthcare, Inc. ("Scherer"), which was the majority shareholder of Marquest, to acquire, for cash, certain product rights previously sold by Marquest to Scherer. The transaction was approved by the shareholders of Marquest and Scherer on July 28, 1997. The effective date of this acquisition for financial reporting purposes was April 1, 1997.

         In connection with these transactions, the Company paid approximately $20 million, including acquisition costs, and incurred a $2,500,000 write-off of in process research and development, which was charged to 1997 operations. The assets acquired amounted to approximately $15,000,000 and liabilities assumed approximated $13,000,000. This transaction has been accounted for as a purchase. Goodwill as a result of this acquisition approximated $15,500,000. See the Current Reports on Form 8-K filed on March 20, 1997 and August 1, 1997 and the notes to the Company's financial statements included in the Annual Report on Form 10-K for the year ended September 30, 1997 for additional information.

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage increase (decrease) of certain items included in the Company's consolidated statement of income.


                                                                   Increase/(Decrease) From
                                                                         Prior Period


                                                            Three Months Ended              Nine Months Ended
                                                          June 30, 1998 compared          June 30, 1998 compared
                                                          with Three Months Ended         with Nine Months Ended
                                                               June 30, 1997                  June 30, 1997


Net sales                                                       12.3%                              26.7%
Cost of goods sold                                              10.1                               35.1
Gross profit                                                    14.6                               19.5
Selling, general and administrative
   expense                                                      25.6                               48.6
Research and development expenses                               78.5                               55.1
Income before provision for
   income taxes                                                  N/A                               11.7
Provision for income taxes                                     462.1                              (10.4)
Net income before cumulative effect of
   change in accounting principle                                N/A                               25.9
Net income                                                       N/A                                5.7


N/A - not a meaningful presentation


                     COMPARISON: QUARTER ENDED JUNE 30, 1998
                         AND QUARTER ENDED JUNE 30, 1997

     Net sales for the quarter ended June 30, 1998 increased by 12.3% compared with the same period last year. Sales mix changes and price reductions adversely affected net sales in the quarter ended June 30, 1998. The Company estimates the effect of price reductions to be approximately $340,000 or 1% of net sales during the third quarter of fiscal 1998.

     Sales of anesthesia products, representing 41.6% of net sales, grew 8.8% from the quarter ended June 30, 1997. Sales of critical care and respiratory products, representing 38.1% of net sales, decreased by 2.3%. Sales of respiratory products were effected by a decline in the sales of arterial blood gas syringe products, primarily due to seasonal factors. Sales of the Company's emergency products, representing 2.9% of net sales, increased by 18.3% due to an increase in orders from the Company exclusive emergency distributor. Other business segments, accounting for 17.4% of net sales, increased by 86.5% from the comparable period in Fiscal 1997, reflecting the increased activity at the Company's Vital Pharma, Inc. ("VPI") and Thomas Medical Products, Inc. ("TMP") subsidiaries.

     Gross profit increased by 14.6% as a result of Company wide cost reduction efforts and the higher sales of emergency products (which carry higher than average margins) offset by higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI and TMP). On a consolidated basis the Company's gross profit percentage for the quarter ended June 30, 1998 was 50.2% compared to 49.2% in the same time period of the last fiscal year.

     Selling, general and administrative expenses increased by 25.6% in dollar amount, primarily as the result increased activity at VPI and the full implementation of the Company's previously announced plan to expand its sales force by adding a ninety person respiratory/critical care sales force. Earnings for the quarter ended June 30, 1998 were impacted by approximately $1.8 million (pre-tax), or $.10 per share (net of tax) by the expansion of the Company's sales force from 90 to 180 personnel.

     The Company decided during the 1998 third quarter to reduce its domestic sales force to approximately 90 sales personnel from approximately 180 sales personnel. This decision resulted in a special charge of $1.1 million (pre-tax), or $0.06 per share (net of tax). The full impact of the cost savings will not be realized until the first quarter of Fiscal 1999 (this statement is considered a Forward-Looking Statement under the Reform Act - see discussion of Forward-Looking Statements above).

     Research and development expenses ("R&D") increased 78.5%, primarily due to increased in-house activity on new products (including Vasceze(TM), Isocath(TM) and other new products).

     During the third quarter of 1997, the Company recorded a special charge related to the acquisition of Marquest in the amount of $6.7 million. $2,500,000 ($.20 per share net of tax) of this charge represents the cost of in process research and development acquired in the Marquest transaction (which was expensed in accordance with purchasing accounting rules) and $4,200,000 in costs to consolidate certain manufacturing operations as a result of the Marquest transaction ($.22 per share net of tax).

     Other (income)/expense net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items, decreased by $726,000 from the quarter ended June 30, 1997 to the quarter ended June 30, 1998. The decrease resulted primarily from reduced legal expense reflecting the completion of certain matters pending during the same period last year.

     The Company's effective tax rates were 21.1% and (7.9)% for the three months June 30, ended 1998 and 1997, respectively. The rate for the three months ended June 30, 1998 is less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings (permanent tax differences). The rate of tax benefit for the three months ended June 30, 1997 is less than the expected Federal and State rate of tax benefit primarily as a result of the charge for research and development purchased in the Marquest acquisition for which no tax benefit is available.

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 1998
                       AND NINE MONTHS ENDED JUNE 30, 1997

     Net sales for the nine months ended June 30, 1998 increased by 26.7% compared with the same period last year. The increase was due to the acquisition of Marquest (16.5%), and growth in existing product lines (10.2%). Sales mix changes and price reductions adversely effected net sales in the nine months ended June 30, 1998. The Company estimates the effect of price reductions to be approximately $1.4 million or 1.5% of net sale during the nine months ended June 30, 1998.

     Sales of anesthesia products, representing 41.2% of net sales, grew 4.5% from the nine months ended June 30, 1997 despite selling price declines. Sales of critical care and respiratory products, representing 41.3% of net sales, increased by 46.9% due to internal growth and the acquisition of Marquest. Excluding the products acquired in the Marquest transaction, critical care/respiratory sales increased by less than 1%. Sales of the Company's emergency products, representing 2.4% of net sales, declined by 18.4% due to a shortfall in orders from the Company's exclusive emergency distributor. Other business segments, accounting for 15.1% of net sales, increased by 79.5% from the comparable period in Fiscal 1997, reflecting the increased activity at VPI and TMP.

     While net sales increased in dollars by 26.7%, gross profit increased by 19.5%. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI and TMP) and the lower sales of emergency products (which carry higher than average margins). On a consolidated basis the Company's gross profit percentage for the nine months ended June 30, 1998 was 50.6% compared to 53.7% in the same time period of the last fiscal year.

     Selling, general and administrative expenses increased by 48.6% in dollar amount, as the result of the acquisition of Marquest, increased activity at VPI, and the full implementation of the Company's previously announced plan to expand its sales force by adding a ninety person respiratory/critical care sales force. Earnings for the nine months ended June 30, 1998 were impacted by approximately $5.3 million (pre-tax) or $.29 per share (net of tax) by the expansion of the Company's sales force.

     The Company decided during the 1998 third quarter to reduce its domestic sales force to approximately 90 sales personnel from approximately 180 sales personnel. This decision resulted in a special charge of $1.1 million (pretax), or $0.06 per share (net of tax). The full impact of the cost savings will not be realized until the first quarter of Fiscal 1999 (this statement is considered a Forward-Looking Statement under the Reform Act - see discussion of Forward-Looking Statements above).

     R&D increased 55.1%, primarily due to the acquisition of Marquest and increased in-house activity on new products (including Vasceze(TM), Isocath(TM) and other new products).

     During the third quarter of 1997, the Company recorded a special charge related to the acquisition of Marquest in the amount of $6.7 million. $2,500,000 ($.20 per share net of tax) of this charge represents the cost of in process research and development acquired in the Marquest transaction (which was expensed in accordance with purchasing accounting rules) and $4,200,000 in costs to consolidate certain manufacturing operations as a result of the Marquest transaction ($.22 per share net of tax).

     The Company's effective tax rates were 31.2% and 39.0% for the nine months June 30, ended 1998 and 1997, respectively. The rate for the nine months ended June 30, 1998 is less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings (permanent tax differences). The rate for the nine months ended June 30, 1997 is higher than the combined Federal and State statutory rates primarily as a result of the charge for research and development purchased in the Marquest acquisition for which no tax benefit is available.

     The Company implemented a change in accounting principle concerning distributor rebates, effective at the beginning of the three month period ended March 31, 1998. This change resulted in a charge that reduced net income for the period by $1,524,000 or $.12 per share. The change in principle was implemented to reduce financial reporting fluctuations that were caused by activities that were outside the Company's control, such as distributor inventory levels (see note 6 of the Notes to the Consolidated Financial Statements).

Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds generated from its initial and secondary public offerings. During the nine months ended June 30, 1998, cash and cash equivalents and short-term marketable securities increased by approximately $3.4 million and long-term marketable securities decreased by approximately $14.1 million. During that period, operating activities contributed $10.6 million of cash (reflecting net income of $8.0 million, a reduction in prepaid expenses and other current assets of $5.1 million and depreciation and amortization of $2.8 million, offset in part by a $3.3 million increase in accounts receivable), investing activities utilized $6.1 million in cash (as $13.9 million in securities sales were offset by capital expenditures of $7.8 million and $11.9 million in purchases of available for sale securities and other investments) and financing activities utilized $3.3 million in cash (reflecting the Company's on-going repurchase of its Common Stock in the market, the repayment of long-term debt and regular dividend payments, offset in part by employee investments in the Company's Common Stock). The combined total of cash and cash equivalents, short-term marketable securities and long-term investments was approximately $11.6 million at June 30, 1998 as compared to $22.3 million at September 30, 1997.

     At June 30, 1998, the Company had $4.9 million in cash and cash equivalents. On that date, the Company's working capital was $38.9 million and the current ratio was 4.0 to 1, as compared to $38.1 million and 3.9 to 1 at September 30, 1997.

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

The Effect Of The Year 2000 On The Company's Computer Systems.

     The Company has evaluated its MIS systems in regard to compliance with any new requirements related to so-called Year 2000 issues and has implemented a plan of corrective measures. The Company anticipates completing this program in early calendar 1999. The Company does not believe any additional costs, whether for the repair of existing systems or the purchase of new software will have a material effect on the Company's consolidated financial condition or results of operations. This statement constitutes a Forward-Looking Statement under the Reform Act. The financial impact of Year 2000 could vary materially from that projected if unanticipated technological problems arise or if vendors are unable to provide Year 2000 compliant services and materials.

                                    PART II.
                                OTHER INFORMATION

Item 1.    Legal Proceedings.

           Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1997 for a description of pending litigation.

           Since September 30, 1997, the following significant matters have occurred:

           a) With respect to the appeal to the United States Court of Appeals for the Federal Circuit by Smith Industries of the judgment in favor of the Company by the United States District Court for the Northern District of Illinois concerning allegations of patent infringement by the Company's manual resuscitators, the parties are awaiting the scheduling of oral argument.

           b) With respect to the action against the Company in California by a former Marquest dealer, the dealer terminated the action, gave a general release and paid the Company the outstanding receivable owed by it to the Company.


Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits: 27.1 - Financial Data Schedule

            (b) Reports on Form 8-K filed during the quarter ended June 30, 1998: None.

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


                                                    Date:    August 14, 1998