Form 10-Q/A
period 1998-03-31
VITAL SIGNS INC
filed 1998-09-15
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         ______________

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

                       Yes [X]               No [__]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 1, 1998, there were 12,818,862 shares of common stock, no par value, outstanding.


                               VITAL SIGNS, INC.

                                     INDEX*


PART I.

Financial Information:

Item 1    Financial Statements

          Consolidated Balance Sheet as of March 31, 1998
          (Unaudited) and September 30, 1997

          Consolidated  Statement  of  Operations  for the  Six
          Months Ended March 31, 1998 and  1997 (Unaudited)

          Consolidated Statement of Operations for the Three Months Ended March 31, 1998 and 1997 (Unaudited)

          Consolidated  Statement  of Cash  Flows  for  the
          Six  Months  Ended  March  31,  1998  and  1997
          (Unaudited)

          Notes to Consolidated Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Securityholders

Item 6.   Exhibits and Reports on Form 8-K

Signatures

*Items omitted from this Form 10-Q/A (Amendment No. 1) are either included in the Company's Quarterly Report on Form 10-Q, as initially filed, or are not applicable.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits:

                    18.1 - Letter regarding change in accounting principles

                    27.1 - Financial data schedule

            (b) Reports on Form 8-K filed during the quarter ended March 31, 1998: None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VITAL SIGNS, INC.


                                          By:/s/Anthony J. Dimun
                                             ___________________________________
                                             Anthony J. Dimun
                                             Executive Vice President of Finance
                                             and Chief Financial Officer

                                             Date:  September 11, 1998