Form 10-K
period 1998-09-30
VITAL SIGNS INC
filed 1998-12-23
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended September 30, 1998.

[ ]  Transition   Report  Pursuant  to  Section  13  or 15(d) of the  Securities
     Exchange Act of 1934 [No Fee Required] For the transition period from _____ to ___

                         Commission File Number 0-18793

                                VITAL SIGNS, INC.

             (Exact name of registrant as specified in its charter)

             New Jersey                                   11-2279807
       (State or other jurisdiction of         (I. R. S. Employer Identification
        incorporation or organization)                     Number)

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

                    Yes   [X]                 No

          Indicate by checkmark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          Aggregate market value of voting stock held by non-affiliates as of December 1, 1998 was approximately $128,099,670.

          Number of shares of Common Stock  outstanding  as of December 1, 1998:
12,628,194.

          Documents incorporated by reference: Definitive Proxy Statement for 1999 Annual Meeting of Shareholders (Part III).

                               VITAL SIGNS, INC.

                               TABLE OF CONTENTS
                                                                         Page
                                     Part I

Item 1.   Business                                                        2
Item 2.   Properties                                                     13
Item 3.   Legal Proceedings                                              13
Item 4.   Submission of Matters to a Vote of  Security Holders           14

Item 4A.  Executive Officers of the Registrant                           15

                                     Part II

Item 5.   Market for the Registrant's Common Equity  and Related
          Stockholder Matters                                            17

Item 6.   Selected Financial Data                                        17

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition.                            19

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk     24

Item 8.   Financial Statements and Supplementary Data*                   25

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                            25

                                    Part III

Item 10.  Directors of the Registrant                                    26
Item 11.  Executive Compensation                                         26
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     26

Item 13.  Certain Relationships and Related Transactions                 26

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                            27




*Financial Statements follow page 25

                                     PART I

ITEM 1.  BUSINESS

Introduction

          Vital Signs, Inc. was initially incorporated in New York in 1972 and reincorporated in New Jersey in 1988. Unless otherwise indicated, all references in this Annual Report to the "Company" refer to Vital Signs, Inc., its predecessor New York corporation and their consolidated subsidiaries. References to "Vital Signs" refer solely to the parent company. Vital Signs' principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; its telephone number at that location is (973) 790-1330.

          Vital Signs and its subsidiaries design, manufacture and market single-patient use medical products for the anesthesia, respiratory, critical care and emergency markets. A number of single-patient use products are increasing their share of the medical products market primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another.

          The Company pioneered the development and introduction of a variety of single-patient use products. In 1975, the Company commenced the marketing of clear, non-conductive anesthesia breathing circuits. The first clear plastic, single-use air-filled cushion face mask for anesthesia delivery and resuscitation was launched by the Company in 1981. The Company was the first organization to introduce a single-patient use manual resuscitator in 1984. The first single-patient use laryngoscope system for use in the anesthesia and critical care arenas was developed and launched by the Company in 1988. The Company also developed a general anesthesia kit, which can combine over 20 disposable items in one convenient, cost-effective package and the first single-patient use infant resuscitation circuit with an adjustable pressure limiting valve, used to protect the infant's lung against over pressurization.

          In 1997, the Company acquired the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), and began distributing arterial blood gas syringes and kits, small volume nebulizers and heated humidification circuits.

          For   additional    information   regarding   these   products,    see
"Business-Products."

          The Company's strategy is to sell its anesthesia, respiratory and critical care products to hospitals in the United States through its own sales force. Sales of the Company's products internationally are largely through distributors except where the Company maintains a direct sales force. The Company sells its emergency and alternate site/homecare products through third party distributors.

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

          The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions  as a result  of (i)  competitive  factors  that  could  affect  the
Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's reduced sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new products and to control costs, (iv) technological change, including the
Company's ability to assure that its hardware and software are Year 2000 compliant, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) market acceptance of competitors' existing or new products, (vii) adverse determinations arising in the context of regulatory matters (see "Regulation") or legal proceedings (see
Item 3 of this Annual Report on Form 10-K) and (viii) healthcare reform and legislative and regulatory changes impacting the healthcare market.

Acquisitions

          Historically, the Company has made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, the Company's acquisition strategy is focused upon the following principal objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory and critical care and emergency markets with the goal of expanding the products that can be sold by the Company's direct sales force, (ii) expansion of sales to international markets, and (iii) acquiring unique research and development capabilities.

Principal Products

          The Company markets a wide variety of single-patient use anesthesia, respiratory, critical care and emergency products. Its principal products are described below:

Anesthesia Products:

          Face Masks. In 1981, the Company introduced the first clear plastic air-filled cushion face mask for single-patient anesthesia and respiratory use. The soft air-filled cushion face mask has been clinically documented to provide a better seal on most patients than other face masks, thus improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration. The Company offers various sizes and types of face masks. The Company anticipates that the usage of single-patient use face masks in surgical procedures internationally will continue to expand as single-patient use products become increasingly accepted in international hospitals.

          Anesthesia Breathing Circuits. The Company offers a wide variety of single-patient use anesthesia breathing circuits, which are used to connect the patient to the anesthesia machine and to various patient monitors. Each breathing circuit consists of flexible hoses, a breathing bag, and a "Y" and elbow attachment. Since the breathing circuit needs of hospitals vary significantly, the Company offers a large variety of circuits designed to be compatible with anesthesia equipment manufactured by numerous other companies. With the Marquest acquisition in 1997, the Company began offering circuits that deliver heated humidification to patients. Technological advances in the areas of gas sampling, temperature monitoring and humidification have provided the Company with opportunities to expand its breathing circuit offerings.

          INFUSABLE[R] Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter, usually into the artery or vein of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid-filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. The Company's patented INFUSABLE[R] disposable pressure infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a pressure gauge. The infusor also has a mesh netting into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system.

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

          Thermadrape[R] Heat Retentive and Insulating Drape is a patented heat retentive surgical covering designed to be a safe, effective and affordable alternative to the active warming blanket. Thermadrape[R] products minimize preoperative heat loss and allow patients to avoid (i) the increased metabolic rate and oxygen uptake associated with post-operative shivering, (ii)
vasoconstriction, (iii) delayed drug clearance and other side effects of "cold stress" and (iv) needless discomfort. Configurations include blankets, head covers, leggings and wraps. Sizes range from pediatric to adult.

          Temp Probe[TM] Temperature Probes. The Company offers a variety of temperature probes (esophageal, tympanic, skin and general purpose) to monitor patients undergoing anesthetic procedures. The Company has expanded its temperature line to accommodate the various physiological patient monitors found in hospitals. The Company's esophageal stethoscope monitors temperature, while also providing the clinician with the patient's heart and lung sounds. In 1995, the ESG[TM] esophageal stethoscope with gastric suction was introduced. This stethoscope adds a gastric suction function to the measurement of temperature and amplification of heart and lung sounds.

          Vital View[TM] Single-Patient Use Fiberoptic Laryngoscope System is designed to assist the anesthesiologist in correctly placing an endotracheal tube within the trachea of the patient. This system has several advantages over traditional metal blade laryngoscope systems, including lowering the risk to both the patient and physician of infection associated with reusable metal blades and handles. In addition, hospital capital outlays for stocking emergency crash carts can be reduced by purchasing the Vital View[TM] system rather than a reusable Fiberoptic system.

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

          The Company was the first to offer single-patient use manual resuscitators. The Company's CODE BLUE[TM] and VITAL BLUE[TM] resuscitators are used in emergency situations and in a variety of medical procedures. CODE BLUE[TM] resuscitators are sold in different sizes for infants, children and adults. Both resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections. Most reusable manual resuscitators are costly to sterilize and difficult to fully reassemble. In contrast, CODE BLUE[TM] and VITAL BLUE[TM] resuscitators are relatively inexpensive, and already fully assembled. The Company also offers a specialized line of infant resuscitation products (BabySafe[TM], PediBlue[TM] and BabyBlue[TM] resuscitators) used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe[TM] resuscitators offer the ability to adjust and limit the level of pressure that can be delivered during resuscitation. Oxygen can be delivered without the risk of barotrauma. Baby Safe[TM], PediBlue[TM] and BabyBlue[TM] resuscitators are available in a variety of configurations and sizes to meet the needs of infants and children.

          CleenCuff[TM], Flufficuff[TM], and CUFF-ABLE[R] Blood Pressure Cuffs. The Company manufactures and sells single-patient use blood pressure cuffs which provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, the Company believes that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. The Company's cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

          Gas-Lyte[R] and Quick-ABG[R]. The Company offers a broad line of disposable arterial blood gas ("ABG") syringes and collection systems. Blood gas syringes are used to collect blood for blood gas analysis routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. The Company offers its ABG products in both standard configurations and in kits that are customized to meet a specific hospital's needs.

          RespirGard II[R] Nebulizer  System,  Acorn II[R] and  Whisperjet[TM] .
The Company manufactures a product line of aerosolized medication delivery systems, consisting primarily of disposable small volume nebulizers. Nebulizers atomize medications for inhalation into the lungs. A range of nebulizers are offered to accommodate user preferences as well as the requirements for different types of respiratory treatment.

          Heated Humidification Systems. The Company manufactures a set of products to provide a flow of warm moist air to patients who are at risk from loss of body temperature and drying of the lung linings. These products consist of electronic humidifiers that utilize single use heated and non-heated wire breathing circuits as well as single use humidification chambers. In addition to their use in respiratory care, these products also have anesthesia applications.

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

          HCH[TM] Heat and Moisture Exchangers are designed to ensure proper humidification and reduce heat loss for patients either during anesthesia or while attached to mechanical ventilators. Single-patient use heat and moisture exchangers also reduce the risk of infection associated with reusable heated humidifiers.

          Kurtis MSD[TM] Meconium Suction Device. The Kurtis MSD[TM] meconium suction device was developed by a practicing neonatologist, Peter Kurtis, M.D. When an infant shows signs of having aspirated meconium, the device provides rapid, controlled intubation and meconium suctioning of newborns in the delivery room. The Kurtis MSD[TM] meconium suction device combines three devices which are normally used in the procedure and, therefore, makes the procedure less cumbersome.

          Misty Ox[R] Respiratory Products. The MistyOx[R]line consists of three respiratory product lines that deliver hydration to a patient. The first is a pre-filled bubble humidifier to deliver low flow and low concentration of oxygen to patients, the second is a nebulizer to deliver medium to high flow and high concentrations of oxygen to patients, and the third is the addition of a regulated heater to the nebulizer. These products may be used on infants, children and adults in many areas of the hospital, including emergency, recovery and critical care.

          Isocath[TM] is a closed suction system designed for hospital patients on a ventilator. Isocath[TM] is used when an endotracheal tube is inserted in a patient located in the intensive care setting of a hospital. Suctioning, one of the most common procedures in intensive care, is performed to keep the patient's lungs free of secretions. Isocath[TM] allows the suction catheter to be advanced into the endotracheal tube without disconnecting the patient from the ventilator. Isocath[TM] was designed with a patented "isolation" chamber to isolate the catheter from the patient's airway while permitting cleaning of the catheter without inadvertently lavaging the patient.

          Vasceze[R] is a needleless, disposable, pre-filled vascular catheter flush device used with IV sets in the homecare and hospital market. Vasceze[R] is a one-piece design, manufactured using a "blow-fill-seal" process. Vasceze[R] is filled with either sodium chloride or heparin solutions. The product is uniquely designed to deliver a flush solution at pressures less than those of 10cc syringe and other flush devices. The Company is in the process of expanding its size offerings of the Vasceze[R] product line to accommodate a wider range of hospital needs.

Emergency Products

          ACTAR[R] and INFANTRY[R] CPR Training Manikins. The Company manufactures a product line of patented cardiopulmonary resuscitation ("CPR") training manikins. ACTAR[R] manikins are made from four basic components -- a head, chest plate, compression piston and disposable lung. The Company also sells the INFANTRY[R] infant-size CPR training manikins. While maintaining the necessary features and anatomical landmarks for CPR practices, ACTAR[R] and INFANTRY[R] manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

          Broselow/Hinkle[TM] Pediatric Emergency System. The Broselow/Hinkle[TM] pediatric emergency system is the product of extensive clinical efforts by Dr. James Broselow and Dr. Alan Hinkle which takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to the Company, consists of: a tape measure having seven color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. With this system, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time. The Broselow/Hinkle[TM] pediatric emergency system may also be sold by the Company in the pediatrician office market.

Thomas Medical Products.

          Thomas Medical Products, Inc. ("TMP") is an OEM manufacturer and contract development organization which is driven by significant scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their product or as part of surgical kits. TMP sells to many of the major medical device manufacturers.

Vital Pharma, Inc.

          Vital Pharma, Inc. ("Vital Pharma") was acquired in January 1996. Vital Pharma's principal focus is utilization of the Company's expertise in blow-fill-seal technology for manufacturing the Vasceze[R] product line and for third party contract packaging customers that require sterile packaging

(primarily pharmaceutical and medical device manufacturers). Vital Pharma designs and assembles blow-fill-seal machines for sale to customers that desire to manufacture in their own facilities.

Services

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

                                            Year Ended September 30,
                                    1998              1997  ____       1996 ____
                              Amount      %      Amount      %    Amount     %
                                             (Dollars in Millions)

Anesthesia                   $   60.2   47.6   $ 58.0      56.0   $ 56.5   62.9

Critical Care                    28.0   22.2     18.4      17.8     15.5   17.2
Respiratory                      38.2   30.2     27.2      26.2     17.9   19.9
Total                        $  126.4  100.0%  $103.6     100.0%  $ 89.9  100.0%

Sales, Marketing and Customers

          Historically, the Company's principal strategy has been to sell its anesthesia and respiratory products to hospitals in the United States through its own sales force. The Company's sales to hospitals through national distributors, such as Allegiance, Owens & Minor and McKesson/General Medical, approximate 33% of sales for fiscal 1998. The Company's sales force participates with these national distributors in making sales to the hospital.

          In each of the fiscal years 1998 and 1997, one of the large national distributors represented approximately 13% of net sales. The same customer represented approximately 16% and 10% of outstanding accounts receivable at September 30, 1998 and 1997, respectively.

          The Company utilizes an independent distributor in the United States for its Actar[R] CPR training manikins and other pre-hospital and emergency care products.

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

          As have other providers within the medical and healthcare industries, the Company has been challenged with the rising purchasing power of buying groups such as Premier Purchasing Partners, Tenet, Columbia Healthcare and others. While the Company has been successful in signing an agreement with Premier for a broad range of anesthesia products and certain respiratory/critical care products, Tenet for both anesthesia and respiratory/critical care products, Columbia for its ABG products and other buying groups, no assurances can be given as to the Company's ability to secure other contracts or as to the impact of such contracts on the Company. The buying power exerted by these entities is expected to continue to have a negative impact on the Company's margins. Industry wide estimates anticipate that such buying groups will continue to exert their power to decrease prices.

          The Company doubled its sales force during 1997 to maximize the broader portfolio resulting from the acquisition of Marquest as well as to maximize the Company's performance under several group purchasing organization contract awards. While the expanded sales force produced gains in both the anesthesia and respiratory categories, sales growth slowed during the third quarter and the Company decided during the third quarter to reduce its domestic sales force to approximately 90 sales personnel from approximately 180 sales personnel.

International Sales

          For the year ended September 30, 1998, international sales accounted for approximately 12% of net sales as compared with approximately 10% during fiscal 1997 and approximately 8% during fiscal 1996.

          Historically, the Company has sold its products in European and other international markets through distributors. However, approximately four years ago the Company sought expansion in Europe by establishing a direct sales organization in the United Kingdom. The Company has built a network of over 85 independent distributors to sell the Company's anesthesia, respiratory, critical care and emergency products in major international markets. The Company also has a sales office in Beijing and Shanghai to support sales development in the Peoples Republic of China and Hong Kong through distributors.

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

          During fiscal 1998 the Company continued to principally focus its R&D efforts on two products. The first product, a flush device for vascular access catheters (Vasceze[R]), can be utilized in both the hospital setting and in the rapidly expanding alternate site field. Versions of the device are offered for both saline and heparin applications. R & D efforts focused on the development of additional sizes of Vasceze[R] which will accommodate needs at a wider variety of hospitals and alternate site providers.

          The second product focused upon during 1998 was the Company's Isocath[TM] product. The Company continues to enhance the features of the Isocath[TM] closed suction system designed for use on ventilated patients. The single-use system reduces the risk of infection for both patient and care giver. See "Principal Products - Respiratory and Critical Care Products - Isocath[TM]".

          The Company has also undertaken research and development efforts in fiscal 1998 in the following areas: (i) developing new versions of its resuscitator products; (ii) new versions of its heated humidifiers; (iii) new versions of blood gas syringes to enhance the ABG product line and (iv) various other projects in both the anesthesia and critical care areas.

          The Company expects to continue to rely in part on its internal staff and on outside professionals to perform research and development on anesthesia and respiratory products. The Company's research and development expenses aggregated $3,595,000, $3,869,000 and $6,150,000, respectively, for fiscal 1996,
1997 and 1998.

Medical Advisor

          The Company retains the services of Bernard Wetchler, M.D., as the Company's Medical Director, in order to provide the Company with medical expertise in all facets of the delivery of anesthesia services. Dr. Wetchler is Clinical Professor of Anesthesiology at the University of Illinois College of Medicine, as well as Vice President, World Federation of Societies of Anaesthesiologists; and past President of: the American Society of Anesthesiologists; the Society for Ambulatory Anesthesia; and the Illinois Society of Anesthesiologists.

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

Manufacturing and Quality Control

          General

          The Company's facilities in Totowa, New Jersey; Englewood, Colorado; Burnsville, Minnesota; Malvern, Pennsylvania; Orange, California; and Riviera Beach, Florida, are the principal manufacturing locations for the Company's products, including anesthesia breathing circuits, filters, blood pressure cuffs, infusables, ABG syringes, heated humidification circuits, nebulizers, manual resuscitators and catheters, Vasceze[R] and blow-fill-seal products. The Company performs assembly, testing and packaging in these locations. In many instances, plastic components incorporated in certain products are molded to the Company's specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by the Company. The Company's suppliers typically are presented with written specifications to assure that components are manufactured in conformity with the Company's design.

          Pursuant to a decision made in 1997, the Company closed its manufacturing facilities in Barkan, Israel in 1998. Manufacturing operations from the Israeli facility were moved to and consolidated with manufacturing operations in the Company's Englewood, Colorado facility. See Note 2 to the Company's Consolidated Financial Statements.

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

          The  Company's   competitive   environment  can  be  characterized  as
fragmented, often with many different companies competing with regard to a specific product. As a result, the Company's competition varies from product to product but includes a number of competitors with substantially greater resources. The Company's primary competitors include SIMS Portex, Inc., a subsidiary of Smith Industries, PLC (face masks, breathing circuits, resuscitators, nebulizers, ABG kits, anesthesia kits and closed suction products), Baxter International Inc., (breathing circuits and anesthesia kits), King Systems (face masks and anesthesia circuits), Hudson Respiratory Care, Inc. (heated humidification systems and other respiratory products), Allegiance, Inc. (nebulizers and heated humidification systems), Ballard Medical Products, Inc. (Isocath[TM] closed suction products) and

Critikon (blood pressure cuffs). The Company's Vasceze[R] product faces competition from Wyeth/Ayerst International, Inc., and Abbott Laboratories, Hospital Product Division, who provide pre-filled syringe catheter flush devices.

          Competition for Vital Pharma's contract manufacturing business comes from Automated Liquid Processing and Holopak both of whom are larger in scope than VPI. The Validation Group competes with a large number of privately held organizations.

Regulation

          As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. The Company must comply with a variety of regulations, including the Quality System Regulations ("QSR") of the FDA, and is subject to periodic inspections by the FDA and applicable state and foreign agencies. Enforcement of QSR requirements has increased significantly in recent years, and the FDA has publicly stated that compliance would be more strictly scrutinized. If the FDA believes that its regulations have not been fulfilled, it may invoke extensive enforcement powers. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to receive pre-market clearances or approvals, withdrawal of approvals and criminal prosecution. The FDA also has the authority to request, recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

          Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with QSR requirements and are subject to other general controls including pre-market notification ("510k"). Class II devices are subject to the same controls as Class I and also may be subject to specific controls (for example; design controls, performance standards, postmarket surveillance, patient registries and FDA guidelines) and can be subject to pre-market notification. Class III devices are those devices for which pre-market approval ("PMA") (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness.

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

          No assurance can be given that the FDA or foreign regulatory agencies will give on a timely basis, if at all, the requisite clearances or approvals for any of the Company's medical devices which are under development. Moreover, after clearance or approval is given, these agencies may withdraw clearances or approvals or require the Company to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device, if it is shown to be hazardous or defective. The process of obtaining clearances or approvals to market products can be costly and time consuming and can delay the marketing and sale of the Company's products.

          Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to change. In the future, the Company cannot predict what impact, if any, such changes might have on its business.

          Over the past several years, the public and the federal government have focused considerable attention on reforming the healthcare system in the United States. The Clinton Administration pledged to bring about a reform of the nation's healthcare system and, in September 1993, presented a plan for healthcare reform. Included in the proposal were calls to control or reduce public and private spending on healthcare, to reform the payment methodology for healthcare goods and services by both the public (Medicare and Medicaid) and private sectors, which could include overall limitations on federal spending for healthcare benefits, and to provide universal access to healthcare. While the political climate appears to have changed with respect to sweeping healthcare reform, healthcare reforms on an issue by issue basis are being enacted. No assurance can be given that any such reforms will not have a material adverse effect on the Company. Any such effect may be magnified by the advent of "managed care," which has rendered sales to hospitals more cost sensitive.

          The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection and fire hazard control. There can be no assurance that the Company will not be required to incur significant expenses to comply with such laws and regulations in the future.

Patents

          The Company possesses 70 domestic and 34 foreign patents and licensed patents, has filed certain patent applications and has increased its efforts to acquire and develop patented products. While the Company believes that the ownership of patents is not critical to its ability to compete with respect to most of the products in its product line, the Company has, however, pursued patent protection when in the reasonable judgment of management such efforts may tend to provide the Company with competitive advantages.

Employees

          At September 30, 1998, the Company had 1,052 full-time employees and 10 part-time employees. The Company believes that its relations with its employees are satisfactory.

Item 2.  Properties

          The Company's executive offices, principal manufacturing plant and principal warehouse facilities are located in Totowa, New Jersey. These facilities, consisting of approximately 154,000 square feet, are owned by the Company. The Company also owns manufacturing, warehouse and office space in Englewood, Colorado consisting of 88,000 square feet and also owns the facility utilized by Vital Pharma consisting of 13,600 square feet in Riviera Beach, Florida. The Company's other substantial facilities - approximately 35,000 square feet in Burnsville, Minnesota; 26,000 square feet in Aurora, Colorado; 20,000 square feet in Malvern, Pennsylvania; and 18,000 square feet in Orange, California -- are leased by the Company. The Company also leases office, assembly and warehouse space in Riviera Beach, Florida, Conshohocken, Pennsylvania and in Barnham, the United Kingdom.


Item 3.  Legal Proceedings

          In October 1997, the U.S. District Court in the Northern District of Illinois entered a judgment in favor of the Company in a patent infringement action brought by Smith Industries regarding manual resuscitators. The Court found the Smith Industries patent to be invalid and that the Company's products did not infringe. Smith Industries appealed that decision and oral argument on its motion was heard by the U.S. Court of Appeals for the Federal Circuit on November 3, 1998.

          In March 1997 an action was commenced against the Company and its Marquest subsidiary in the U.S. District Court in New Jersey, by two related Marquest dealers who had received notification that their dealer relationships with Marquest were to be terminated. The action asserts claims related to misappropriation of confidential information and violation of certain statutory provisions relating to the protection of dealership rights. The action was settled on terms favorable to the Company during the first quarter of fiscal 1999.

          In September 1996, a patent infringement action was filed in Japan against a Marquest distributor in connection with the sale in Japan of Marquest's ABG syringes product line. Pursuant to a written agreement with the distributor, Marquest agreed to provide indemnification to the distributor for the patent infringement action. Marquest has been honoring the terms of that indemnification and has reimbursed the legal fees associated with defending the litigation. The Company continues to honor the indemnification since acquiring Marquest.

          The Company is also involved in other legal proceedings arising in the ordinary course of business.

          The Company cannot predict the outcome of its legal proceedings with certainty. However, based upon its review of pending legal proceedings, the Company does not believe the ultimate disposition of its pending legal proceedings will be material to its financial condition, its results of operations or its liquidity. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements under the Reform Act. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 4A.  Executive Officers of the Registrant

         The Company's executive officers are as follows:

                                                                             Positions with
          Name                                      Age*                     the Company

          Terence D. Wall                            57                      President, Chief Executive
                                                                             Officer and Director

          Anthony J. Dimun                           55                      Executive Vice President,
                                                                             Chief Financial Officer,
                                                                             Treasurer and
                                                                             Director

          Dennis Fenstermaker                        52                      Vice President - Manufacturing
                                                                             and General Manager

          Christian Malmqvist                        47                      Vice    President   -    International
                                                                             Operations

          Daniel L. Reuvers                          35                      Vice   President   -   Marketing   and
                                                                             National Accounts

          Scott L. Spitzer                           47                      Vice  President,  General  Counsel and
                                                                             Secretary

          Barry Wicker                               58                      Executive Vice President -
                                                                             Chief Operating Officer and Director


*  As of September 30, 1998.

          Terence D. Wall founded the Company in 1972 and has been President, Chief Executive Officer and a director of the Company since that time. He has also invested in and serves on the Board of Directors of certain healthcare businesses, including Bionx Implants, Inc., a manufacturer of biosorbable medical devices for orthopedic and other applications ("Bionx"), and Exogen Inc., a manufacturer of an ultrasonic bone healing device. Until September 18, 1997, Mr. Wall also served as a Director of EchoCath Inc., a developer and manufacturer of catheter products that use ultrasound video technology. Prior to founding the Company, he held various sales and marketing positions with The Foregger Co. (a manufacturer of anesthesia products and a division of Air Products and Chemicals, Inc.), the medical division of Westinghouse Corporation and the medical division of American Optical Corporation. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975. For the foreseeable future, the Company will remain dependent upon the efforts of Mr. Wall. The Company does not maintain key man life insurance on Mr. Wall's life.

          Anthony J. Dimun, a certified public accountant, has been a director of the Company since August 1987. On March 1, 1991, Mr. Dimun became an Executive Vice President and the Chief Financial Officer of the Company and on December 1, 1991 he became the Secretary and Treasurer of the Company. Mr. Dimun is also a shareholder and Board member of EchoCath, Inc. and Bionx Implants, Inc. From July 1989 through February 1991, he served as Senior Vice President of First

Atlantic Capital Ltd., a United States affiliate of an international merchant banking group. From August 1987 until December 1987, he served as Executive Vice President, Chief Financial Officer and Treasurer of the Company. From 1978 until August 1987, he was a partner in the accounting firm of Goldstein Golub Kessler LLP, which has examined the Company's financial statements for more than the past five years. He served as a senior audit manager with Ernst & Whinney (a predecessor of Ernst & Young) prior to joining Goldstein Golub Kessler LLP in 1976. He received a Bachelor of Science degree from Rider University in 1965.

          Dennis Fenstermaker joined the Company in June 1992 as Director of Manufacturing and became Vice President --Manufacturing and General Manager in October 1993. Prior to joining the Company, he held various manufacturing and engineering management positions with Sterling Drug Inc. (a pharmaceutical manufacturer and distributor) for more than ten years, including Director of
Engineering   Services  and  Plant  Manager,  and  with  Johnson  &  Johnson  (a manufacturer and distributor of healthcare products) for more than ten years. Mr. Fenstermaker earned a Bachelor of Science degree in Commerce and Engineering Sciences from Drexel University in 1969 and a Master of Business Administration degree from Rider University in 1973.

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

          Dan Reuvers joined the Company in 1987. He has served virtually all sales related functions over the last 10 years, including Vice President of Sales and his current position of Vice President of Marketing and National Accounts. In addition to his experience at Vital Signs, Mr. Reuvers previously served as Director of Sales for a start-up respiratory equipment company.

          Scott Spitzer joined the Company in 1998 as Vice President and General Counsel. Prior to joining the Company, he has held legal positions for 21 years including as Senior Director and Senior Counsel of United States Surgical Corporation from 1991 to 1998; Vice President, General Counsel and Secretary of Balfour Maclaine Corporation (an American Stock Exchange listed trading company); Assistant Vice President of First Boston Corporation (an investment banking company); and Senior Attorney at the American Stock Exchange. Mr.
Spitzer graduated Magna Cum Laude with a Bachelor of Arts degree in Government and Law from Lafayette College in 1973, received a masters degree from the Cornell University Graduate School of Business and Public Administration in 1976 and received a law degree from the Cornell University Law School in 1977.

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

Fiscal Year Ended September 30, 1998:

     Quarter Ended December 31, 1997                             $        21      $   17-1/4       $     .04
     Quarter Ended March 31, 1998                                     22-5/8         18-1/16             .04
     Quarter Ended June 30, 1998                                      22-1/8          16-5/8             .04
     Quarter Ended September 30 1998                                  20-1/2          15-1/4             .04

          As of September 30, 1998, there were approximately 457 holders of record of the Common Stock.

          During Fiscal 1998, the Company declared and paid cash dividends of $0.16 per share. Payment of cash dividends in the future will depend upon the financial condition, capital requirements, loan agreement restrictions and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.


Item 6.  Selected Financial Data

          The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

          Certain acquisitions occurring on or before September 30, 1998, including Marquest Medical Products, Inc. (effective for financial reporting purposes on April 1, 1997), Vital Pharma, Inc. (formerly known as HealthStar Pharmaceutical Services, Inc.) (acquired in January 1996), Misty Ox (acquired in December 1995), and Coast Medical, Inc. (acquired in October 1995), have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above. See Note 2 of the Company's Consolidated Financial Statements.


                                                                           Year Ended
                                                                           September 30,
                                                          1998             1997            1996         1995           1994
                                                                                  (In thousands, except per share data)
Income Statement Data:

Net sales--continuing product lines                    $   126,417     $   103,562    $    89,922    $  87,651       $  82,937
Net sales--product line disposed()                             ---             ---            808        1,902           2,187
Cost of goods sold                                          62,193          48,840         38,418       38,279          37,594
                                                           -------       ---------        -------       ------          ------
Gross profit                                                64,224          54,722         52,312       51,274          47,530
Operating expenses:
   Selling, general and administrative                      37,060          27,247         23,491       23,629          27,317
   Research and development                                  6,150           3,869          3,595        3,865           4,493
    Interest income                                           (893)         (2,242)        (2,508)      (2,406)           (781)
     Interest expense                                          399             537            346          382             555
   Special charges                                           1,100           6,700            ---          ---          10,643
   Other (income) expense                                      816             844         (1,635)         162            (969)
   Goodwill amortization                                       700             862            643          354             462
                                                             -----         -------          ------       -----          -------

Income before provision for income taxes                    18,892          16,905         28,380       25,288           5,810
Provision for income taxes                                   5,757           5,619          9,591        9,154           4,132
                                                            ------         -------         ------       ------          ------
Income before cumulative effect of change
     in accounting principle                                13,135          11,286         18,789       16,134           1,678
Cumulative effect of change in accounting
     principle (net of income tax of $803)                   1,524             ---            ---          ---             ---
                                                            ------         -------         ------       ------           ------

Net income                                             $    11,611     $    11,286    $    18,789    $  16,134         $ 1,678
                                                            ======         =======         ======       ======           =====

Basic income per share before cumulative
     effect of change in accounting principle          $      1.04     $       .88    $      1.44    $    1.24         $   .13
                                                            ======          ======          =====       ======           =====
Diluted income per share before cumulative
     effect of change in accounting principle          $      1.03     $       .87    $      1.43    $    1.24         $   .13
                                                            ======          ======          =====        =====           =====
Cumulative effect of change in accounting
     principle per share                               $       .12     $       ---    $       ---    $     ---         $   ---
                                                            ======          ======          =====        =====           =====
Basic net income per share                             $       .92     $       .88    $      1.42    $    1.24         $   .13
                                                            ======          ======          =====        =====           =====
Diluted net income per share                           $       .91     $       .87    $      1.41    $    1.24         $   .13
                                                            ======          ======         ======       ======          ======
Basic weighted average number of shares                     12,665          12,881         13,045       12,991          12,994
                                                            ======          ======         ======       ======          ======
Diluted weighted average number of shares                   12,746          12,953         13,146       13,053          13,039
                                                            ======          ======         ======       ======          ======

                                                                                  September 30

                                                            1998           1997            1996         1995           1994
                                                                                   (In thousands)
Balance Sheet Data:
Working capital                                        $    35,579     $    38,102(2) $    44,820    $  32,885(3)   $ 50,409
     Total assets                                          138,186         136,948        123,756      110,421        91,773
     Long-term debt, excluding current installments          2,462           5,529          2,700        3,200         3,700
     Total stockholders' equity                            121,310         112,229        110,239       92,645        77,658

1 The Company disposed of its endoscopic product line during Fiscal 1996 and has reflected net sales of that product line s a separate line item in the table set forth above.

2    The decrease in working  capital and  increase in long-term  debt in Fiscal
     1997 is due primarily to the acquisition of Marquest Medical Products, Inc.
     and the acquisition of shares pursuant to a previously announced stock buyback.

3 The reduction in working capital in Fiscal 1995 is primarily attributable to certain marketable securities which are not classified as current assets.



ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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


                                                        Increase (Decrease) from Previous Year

                                                           Fiscal 1998                  Fiscal 1997
                                                          Compared with                Compared with
                                                           Fiscal 1997                  Fiscal 1996

Net sales                                                       22.1%                        15.2%
Cost of goods sold                                              27.3%                        27.1
Gross profit                                                    17.4%                         4.6
Selling, general and administrative expenses                    36.0%                        16.0
Research and development expenses                               59.0%                         7.6
Income before provision for income taxes                        11.8%                       (40.4)
Provision for income taxes                                       2.5%                       (41.4)
Net income                                                       2.9%                       (39.9)


Fiscal 1998 Compared to Fiscal 1997

          Net sales for the year ended September 30, 1998 increased by 22.1% compared with the same period last year. The increase was attributable to an 3.8% increase in anesthesia products, a 40.4% increase in respiratory products, primarily due to the acquisition of Marquest Medical Products, Inc. ("Marquest"), 21% increase in OEM product sales, and 70% from increased activity at Vital Pharma, Inc. ("VPI") offset in part by a 50% decline in the Company's emergency product sales. Prices on existing products declined on average approximately 1.5% in the year ended September 30, 1998 when compared to the same period in 1997.

          While net sales increased by 22.1%, gross profit increased by 17.4% in absolute dollar amount. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI). The effect of the sales price pressures was approximately 1.3% decline in gross margins. On a consolidated basis the Company's gross profit percentage for the year ended September 30, 1998 was 50.8% compared to 52.8% in the same time period of the last fiscal year.

          Selling, general and administrative expenses increased by 36.0% in dollar amount, as the result of the acquisition of Marquest, increases in costs to support international sales growth, the increased activity at VPI and an increase in the Company's domestic sales force. The domestic sales force was doubled in late fiscal 1997 to take advantage of the respiratory product lines acquired in the Marquest Medical Products acquisition and to increase participation in dual source group purchasing contracts. While the two primary objectives were met in the first half of 1998, the cost of maintaining the second sales force (approximately $5.7 million in 1998) was no longer justified from financial perspective. Accordingly, in the third quarter of fiscal 1998, the Company decided to reduce the sales force to slightly above its early 1997 level and took a one-time charge of $1,100,000 to cover the costs associated with the reduction.

          Research and development expenses ("R&D") increased 59%, largely due to an expanded effort to complete the Vasceze[R] and Isocath[TM] product lines. The Company continues to make an active commitment to new product development.

          Other income/expense, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items, decreased by $28,000 from the year ended September 30, 1997 to the year ended September 30, 1998. In the 1997 period the Company realized net capital gains on marketable securities of $698,000 offset by approximately $1,800,000 of legal expenses in conjunction with the successful defense of a patent infringement lawsuit which impacted other income/expense adversely. In the 1998 period, the reduced litigation costs were offset by negligible capital gains. For a further discussion of this legal action see Part I, Item 3.

          The Company's effective tax rates were 30.5% and 33.2% for the years ended September 30, 1998 and 1997 respectively. The rate for the year ended September 30, 1998 is less than the federal and state statutory rates due to product contributions and a tax credit for research and development. The tax rate for the year ended September 30, 1997 is less than the combined federal and state statutory rates primarily as a result of the utilization of capital loss carryforwards. The Company's effective tax rate is expected to be somewhat higher in fiscal 1999 than the fiscal 1998 rate.

          For information regarding a change in accounting principle, see Note 1 of the Notes to the Company's Consolidated Financial Statements.

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

          Sales of anesthesia products (representing 56% of net sales--continuing product lines) grew 2.7% from the prior year as unit increases offset selling price declines. Sales of respiratory products (representing 26.2% of net sales--continuing product lines) increased by 52% largely due to the acquisition of Marquest. Critical care products, accounting for 17.8% of net sales -- continuing product lines, increased by 18.7% from the comparable period in Fiscal 1996, reflecting the increased activity at VPI.

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

Liquidity and Capital Resources

          The Company continues to rely upon cash flow from its operations as well as the funds remaining from its initial and second public offerings. During the year ended September 30, 1998, cash and cash equivalents and short-term marketable securities increased by $647,000 and long-term marketable securities and other investments decreased by $467,000. Capital expenditures of $10,620,000 were made to improve efficiencies and support new business opportunities. In addition, $656,000 of treasury stock was acquired pursuant to a previously announced buy-back plan, and the Company paid $2,044,000 of dividends during Fiscal 1998. The combined total of cash and cash equivalents, short-term marketable securities and other long-term investments was approximately $22.5 million at September 30, 1998 as compared to $22.3 million at September 30, 1997.

          The  Company   manages  its  cash  flow  by  investing  in  marketable
securities and, from time to time, supplementing its portfolio by making investments in privately held healthcare companies, typically not in the Company's principal businesses. The aggregate investment in long term marketable securities and other investments as of September 30, 1998 was $17,739,000 (see
Note 5 to the Company's Consolidated Financial Statements).

          At September 30, 1998, the Company had $2.6 million in cash and cash equivalents. On that date, the Company's working capital was $35.6 million and the current ratio was 4.5 to 1, as compared to $38.1 million and 3.9 to 1 at September 30, 1997.

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

          The Company has a $15 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

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

Year 2000 Compliance

          The Year 2000 problem is the result of computer programs written with two digits (rather than four) to define the applicable year. A computer program written in that manner would recognize the entry of "00" in a date field as referring to the year 1900 and not the year 2000. An error of this type could result in various types of miscalculations, systems failures and business process interruption. This issue is not unique to the Company and is sometimes known as "Y2K", Year 2000 or the millennium bug (collectively, "Y2K issues").

          The Company has examined its products and systems to assess and minimize what problems may be encountered with regard to the Y2K issues and the Company's ability to transact business without interruption. The Company's primary focus on Y2K issues is to assure the ability to continue to provide safe and effective products to its customers and end users. A technical review of the Company's product lines addressing Y2K issues has been completed. None of the Company's single use products are affected by Y2K issues because their components do not include any form of microprocessor or clock. The Company has also inquired of its major suppliers of raw materials to obtain their assurances that key raw materials sold to the Company will not be impacted by Y2K issues. There can be no assurance, however, that there will not be any interruption in supply of any raw materials. In order to determine the potential impact of Y2K issues on the Company's products, the Company has inquired of its suppliers or subcontractors, as appropriate, to obtain an understanding that products will not be affected by Y2K issues.

          The Company has not as yet developed a formal contingency plan for addressing problems resulting from vendors and suppliers of goods and services who are not Year 2000 compliant. However, based upon the Company's Y2K issues compliance investigations, the Company believes that as to most of the raw materials, supplies and services used in its business, alternative means of supply would be available to the extent a supplier or vendor was unable to continue to provide such materials, supplies or services due to Y2K issues. Notwithstanding the foregoing, if the supply of face masks from Respironics, Inc. were interrupted as a result of Y2K issues (including, without limitation, Y2K issues relating to common carriers in transporting face masks from the place of manufacture in China), no assurance can be given that the Company could maintain the required supply of face masks in the quantity and at a cost that would not have a material adverse effect on the Company's business, including sale of compatible products. The Company will continue its communication with its suppliers including Respironics to address adverse consequence of Y2K issues. However, no assurance can be given and the Company's policy is to maintain a sufficient inventory of face masks to lessen the impact of temporary interruptions.

          The Company began a process of upgrading its computer software approximately two years ago. While this effort was not undertaken in order to address Y2K issues, the need to upgrade the software occurred contemporaneously with an increased awareness of Y2K issues. The hardware and software components purchased or licensed by the Company in connection with the upgrade of the computer software were analyzed for Y2K issues compliance. The Company believes that when the new software is fully installed and operational, all material computer systems will be Y2K compliant. Certain components of the system have already been installed and are operating generally as anticipated. The Company anticipates that the software upgrade will be fully operational during the second quarter of calendar year 1999. Because the upgrade of the computer software was to address increases in volume, number of users and unsupported software, the Company has not ascribed any of these computer costs to Y2K issues compliance, but as capital expenditures made in the ordinary course of business.

          Several of the Company's in-house manufacturing lines used to manufacture raw materials into component parts are controlled by equipment incorporating microprocessors. The Company also has certain other operating equipment which incorporate microprocessors. The Company has made inquiry of manufacturers and providers of certain key equipment and device contract companies and is upgrading certain equipment. The Company believes that the costs to upgrade such equipment are not expected to be material to the Company and that such other equipment material to the Company's operations will not be materially affected by Y2K issues.

THE ESTIMATES AND CONCLUSIONS HEREIN WITH RESPECT TO Y2K ISSUES ARE FORWARD-LOOKING STATEMENTS UNDER THE REFORM ACT AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S ESTIMATES AND CONCLUSIONS AS A RESULT OF A NUMBER OF FACTORS INCLUIDNG THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL Y2K SENSITIVE ISSUES WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS AND THE ABILITY OF THE COMPANY'S VENDORS, SUPPLIERS, PROVIDERS OF GOODS AND SERVICES AND CUSTOMERS TO BRING THEIR SYSTEMS INTO Y2K ISSUES COMPLIANCE.

Recent Accounting Pronouncements

          The Company adopted the Financial Accounting Standards Board Statement No. 128 Earning Per Share, beginning with the quarter ended December 31, 1997. Earnings per share data for all prior years have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 81,000, 72,000 and 101,000 in 1998, 1997 and 1996, respectively, were used in the calculation of diluted earnings per common share.

          The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to market risks including the impact of commodity price changes and changes in the market value of its investments and, to a lesser extent interest rate changes and foreign currency fluctuations. In the normal course of business as described below, the Company employs policies and procedures with the objective of limiting the impact of market risks on earnings and cash flows and to lower its overall borrowing costs.

          The impact of interest rate changes and foreign currency fluctuations is not material to the Company's financial condition. The Company does not enter into interest rate and foreign currency transactions for speculative purposes. It is also the Company's policy to price products from vendors and to customers in U.S. dollars and to receive payment in U.S. dollars. Historically, the international portion of the Company's sales has been relatively small and the effect of changes in interest rates and foreign exchange rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. However, the international segment is expected to grow both in terms of actual sales and as a percentage of the Company's total sales and the Company may in the future need to revise or change its approach to managing interest rate and foreign currency transactions.

          The Company's risks involving commodity price changes relate to prices of raw materials used in its operations. The Company is exposed to changes in the prices of latex and various plastics and resins for the manufacture of its products. The Company does not enter into commodity futures or derivative instrument transactions. Except with respect to its single source for face masks discussed above in Item 1, it is the Company's policy to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

          The Company's marketable securities and other investments are subject to a variety of market risks, including interest rates for U.S. Government and federal mortgage obligations, and operating and a wide variety of other business risks of corporate obligations. The Company's other investments in healthcare companies are subject to the wide variety of business risks to which those companies are subject, including generally all of those to which the Company is subject, and the lack of liquidity due to the fact that the investments are in non-public companies. The Company's policy is to diversify its debt investments among U.S. government obligations, corporate obligations and federal mortgage obligations and to further diversify such portfolio by utilizing a lattered portfolio of maturities for such instruments. This portion of the Company's portfolio primarily matures over the next 5 years (See Note 5 to the Company's Consolidated Financial Statements). It is also the Company's policy to limit and monitor the market risks exposure to its other investments.

Item 8.  Financial Statements and Supplementary Data


         The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:



                                                                       Page

Independent Auditor's Report                                            F-1

Consolidated Balance Sheet as of
       September 30, 1997 and 1998                                      F-2

Consolidated Statement of Income
       for the years ended September 30, 1996, 1997 and 1998            F-3

Consolidated Statement of Stockholders' Equity
       for the years ended September 30,  1996, 1997 and 1998           F-4

Consolidated Statement of Cash Flows
       for the years ended September 30, 1996, 1997 and 1998            F-5

Notes to Consolidated Financial Statements                              F-6




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
Vital Signs, Inc.


     We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 1 of notes to the consolidated financial statements, in 1998 the Company changed its method of accounting for sales rebates.


     GOLDSTEIN GOLUB KESSLER LLP
     New York, New York

     November 13, 1998


                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                                    September 30,
                                                                                           1998                      1997
                                                                                                   (in thousands)
Current Assets:
     Cash and cash equivalents (Note 1)                                              $      2,600        $    3,685
     Marketable securities (Notes 1 and 5)                                                   2,157              425
     Accounts receivable, less allowance for doubtful accounts
         of $638 and $101, respectively (Notes 16 and 17)                                   17,837           16,405
     Inventory (Notes 1 and 3)                                                              19,322           19,559
     Prepaid expenses and other current assets (Note 4)                                      3,903           11,187
                                                                                            ------           ------
         Total current assets                                                               45,819           51,261

     Property, plant and equipment - net (Notes 1 and 6)                                    41,009           33,825
     Marketable securities and  other investments (Notes 1 and 5)                           17,739           18,206
     Goodwill and other intangible assets (Notes 1 and 2)                                   25,495           28,907
     Deferred income taxes (Notes 1 and 14)                                                  1,918            ---
     Other assets                                                                            6,206            4,749
                                                                                           -------          -------
         Total Assets                                                                 $    138,186       $  136,948
                                                                                           =======          =======

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                  $     5,462       $    6,204
     Current portion of long-term debt (Note 7)                                              1,022              611
     Accrued expenses (Note 8)                                                               3,756            6,344
                                                                                             -----           ------
         Total current liabilities                                                          10,240           13,159

Deferred income taxes payable (Notes 1 and 14)                                                 ---            1,366
Long-term Debt (Note 7)                                                                      2,462            5,529
Other liabilities (Note 9)                                                                   4,174            4,665
                                                                                            ------           ------
         Total Liabilities                                                                  16,876           24,719
                                                                                            ------           ------
Commitments and contingencies (Notes 2, 11 and 12)
Stockholders' Equity  (Note 13)
     Common stock - no par value; authorized 40,000,000 shares,
         outstanding 12,628,194 and 12,674,673 shares, respectively                         21,520           22,149
     Allowance for aggregate unrealized gain (loss) on
         marketable securities (Notes 1 and 5)                                                  14             (129)
     Retained earnings                                                                      99,776           90,209
                                                                                           -------          -------
     Stockholders' equity                                                                  121,310          112,229
                                                                                           -------          -------
         Total Liabilities and Stockholders' Equity                                    $   138,186       $  136,948
                                                                                           =======          =======

                 See Notes to Consolidated Financial Statements


                        CONSOLIDATED STATEMENT OF INCOME

                                                                                     For the Year Ended
                                                                                      September 30,

                                                                                1998              1997             1996
                                                                                 (in thousands except per share amounts)

Net sales-continuing product lines (Notes 1, 17 and 18)                $     126,417         $   103,562      $    89,922
Net sales-product line disposed (Note 2)                                         ---                ---               808
Cost of goods sold                                                            62,193              48,840           38,418
                                                                             -------             -------           ------
Gross profit                                                                  64,224              54,722           52,312
                                                                             -------           ---------           ------
Operating expenses:
     Selling, general and administrative                                      37,060              27,247           23,491
     Research and development                                                  6,150               3,869            3,595
     Interest (income)                                                          (893)             (2,242)          (2,508)
     Interest expense (Note 7)                                                   399                 537              346
     Special charges (Note 2)                                                  1,100               6,700              ---
     Other (income) expense (Notes 1, 10 and 15)                                 816                 844           (1,635)
     Goodwill amortization                                                       700                 862              643
                                                                               -----              ------           -------
                                                                              45,332              37,817           23,932
                                                                              ------              ------           -------
Income before provision for income taxes                                      18,892              16,905           28,380
Provision for income taxes (Notes 1 and 14)                                    5,757               5,619            9,591
                                                                              ------              ------           -------
Income before cumulative effect of change in
     accounting principle
                                                                              13,135              11,286           18,789

Cumulative effect of change in accounting principle
     (net of income taxes of $803) (Note 1)                                    1,524                 ---              ---
                                                                              ------              ------           -------
Net income                                                               $    11,611         $    11,286        $  18,789
                                                                           =========           =========         =========
Earnings per Common Share:
Basic income per share before cumulative effect
     of change in accounting principle                                   $      1.04         $       .88        $    1.44
                                                                          ==========          ==========         ========
Diluted income per share before cumulative effect
     of change in accounting principle                                   $      1.03         $       .87        $    1.43
                                                                          ==========          ==========         ========
Cumulative effect of change in accounting principle per share            $       .12         $       ---        $     ---
                                                                          ==========          ==========         =========
Basic net income per share                                               $       .92         $       .88        $    1.44
                                                                          ==========          ==========         =========
Diluted net income per share                                             $       .91         $       .87        $    1.43
                                                                          ==========          ==========         =========
Basic weighted average number of shares                                       12,665              12,881           13,045
                                                                          ==========          ==========         =========
Diluted weighted average number of shares                                     12,746              12,953           13,146
                                                                          ==========          ==========         =========

The unaudited Pro forma Information (assuming the change in
     accounting principle was applied retroactively)
     ( Note 1):
Net income                                                               $    12,876         $    11,172        $  18,592
                                                                          ==========          ==========         ========
Basic net income per share                                               $      1.02         $       .87        $    1.43
                                                                          ==========          ==========         ========
Diluted net income per share                                             $      1.01         $       .86        $    1.41
                                                                          ==========          ==========         =========
Basic weighted average number of shares                                       12,665              12,881           13,045
                                                                          ==========          ==========         =========
Diluted weighted average number of shares                                     12,746              12,953           13,146
                                                                          ==========          ==========         =========


                         See Notes to Consolidated Financial Statements
                                      F-3


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                Allowance for
                                                                            Aggregate Unrealized
                                                                               Gain (Loss) on
                                                        Common  Stock            Marketable        Retained     Stockholders'
                                                    Shares        Amount         Securities        Earnings        Equity
                                                                           (dollars in thousands)

Balance at September 30, 1995                    12,999,078     $  29,015       $   (100)          $  63,730     $ 92,645

Reissuance of common stock
   net of purchase                                     4,129           (8)                                45           37
Exercise of stock options                             59,494          659                                             659
Adjustment to the allowance for aggregate
   unrealized loss on marketable securities                                         (326)                            (326)
 Dividends paid ($.12 per share)                                                                      (1,565)      (1,565)

Net income                                                                                            18,789       18,789
                                                   ---------        ------          -----             ------      -------
Balance at September 30, 1996                     13,062,701        29,666          (426)             80,999      110,239

Purchase of common
     stock net of reissuance                        (410,689)       (7,788)                                6       (7,782)
Exercise of stock options                             22,661           271                                            271
Adjustment to the allowance for aggregate
     unrealized loss on marketable securities                                        297                              297
Dividends paid ($.16 per share)                                                                       (2,082)      (2,082)
Net income
                                                                                                      11,286       11,286
                                                  ----------        ------           ----             ------      -------
Balance at September 30, 1997                     12,674,673        22,149          (129)             90,209      112,229


Purchase of common
     stock net of reissuance                         (48,749)        (656)                                           (656)
Exercise of stock options                              2,270           27                                              27
Adjustment to the allowance for aggregate
     unrealized gain on marketable
     securities                                                                      143                              143
Dividends paid ($.16 per share)                                                                       (2,044)      (2,044)
Net income                                                                                            11,611       11,611
                                                  ----------    ---------        -------           ---------   ----------
Balance at September 30, 1998                     12,628,194   $   21,520       $     14         $    99,776  $   121,310
                                                  ==========    =========        =======          ==========   ==========

                         See Notes to Consolidated Financial Statements


                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                               For the Year Ended
                                                                                                  September 30,
                                                                                      1998            1997           1996
Cash flows from operating activities:                                                             (in thousands)
     Net income                                                                 $   11,611       $    11,286    $  18,789
     Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                               3,436             2,891        2,322
         Deferred income taxes                                                        (116)           (1,628)         438
         Amortization of goodwill                                                      700               862          643
         Amortization of deferred credit                                              (100)             (100)        (100)
         Net gain on sales of available-for-sale securities                            (42)             (698)        (608)
         Net gain on sale of product line                                              ---               ---         (174)
         Net gain on sale of fixed assets                                              ---               (27)         ---
         Write off of purchased research and development                               ---             2,500          ---
         Plant consolidation special charge                                            ---             4,200          ---
Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                               (1,432)               82        2,319
           (Increase) decrease in inventory                                             37            (3,738)      (1,963)
           (Increase) decrease in prepaid expenses and other current assets          7,622            (2,069)      (1,481)
            Increase in other assets                                                (1,651)             (841)        (431)
           Decrease in accounts payable and accrued expenses                        (4,121)             (495)      (4,068)
                                                                                     ------           ------       -------
                  Net cash provided by operating activities                         15,944            12,225       15,686
                                                                                    -------           ------       -------
Cash flows from investing activities:
     Acquisition of property, plant and equipment                                  (10,620)           (9,988)      (8,611)
     Sale of property, plant and equipment                                             ---               543          ---
     Cash received for the sale of product line                                        ---               ---        2,786
     Purchases of available-for-sale securities                                    (15,910)          (57,165)     (44,882)
     Proceeds from sales of available-for-sale securities                           14,830            68,318       53,057
     Acquisition of subsidiaries, net of $3,200 of cash acquired (1997)                ---           (16,791)      (7,254)
                                                                                   -------            ------       -------
                  Net cash used in investing activities                            (11,700)          (15,083)      (4,904)
                                                                                   --------           -------      -------
Cash flows from financing activities:
     Dividends paid                                                                 (2,044)           (2,082)      (1,565)
     (Purchase) reissuance of common stock                                            (656)           (7,782)          37
     Proceeds from exercise of stock options                                            27               271          659
     Increase in long-term debt and notes payable                                      ---             8,282          ---
     Principal payments of long-term debt and notes payable                         (2,656)           (9,893)        (500)
                                                                                     ------           -------       ------
                  Net cash used in financing activities                             (5,329)          (11,204)      (1,369)
                                                                                     ------           -------       ------
Net increase (decrease) in cash and cash equivalents                                (1,085)          (14,062)       9,413
Cash and cash equivalents at beginning of year                                       3,685            17,747        8,334
Cash and cash equivalents at end of year                                        $    2,600       $     3,685    $  17,747
                                                                                 =========        ==========     ========
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
         Interest                                                               $      378       $       379    $     394
         Income taxes                                                           $    1,781       $     9,660    $   9,306
Supplemental schedule of noncash investing activities:
     Accrued amounts relating to purchase of subsidiaries                       $        0       $       100    $     125
     Forgiveness of note receivable as payment for purchase of subsidiary       $        0       $        67    $     333


                  See Notes to Consolidated Financial Statements

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

          Net Income Per Share of Common Stock:

          The Company adopted the Financial Accounting Standards Board Statement No. 128, Earnings Per Share, beginning with the quarter ended December 31, 1997. Earnings per share data for all prior years have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 81,000, 72,000 and 101,000 in 1998, 1997 and 1996, respectively, were used in the calculation of diluted earnings per common share.

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

          Change in Accounting Principle:

          Effective as of the beginning of the second quarter of fiscal 1998, the Company adopted a new accounting principle related to the accrual of distributor rebates. This change in principle was adopted to more precisely record the amounts due distributors who service the Company's hospital customers. The Company's prior method resulted in fluctuations for financial reporting purposes that were the result of activities outside the Company's control. The cumulative effect of this change in accounting principle results in a reduction in net income of $1,524,000 or $.12 per share. Pro forma information is included in the income statement indicating the results of operations as if the newly adopted accounting principle had been in effect since October 1, 1995.

          Accounting for Stock-Based Compensation:

          The Company measures stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements:

          The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2 - Acquisitions/Dispositions:

1997 Acquisition

          The Company acquired all of the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), a company engaged in the manufacture of respiratory products. The Company paid approximately $20 million in cash including acquisition costs and incurred a $2.5 million writeoff of in process research and development, which was charged to 1997 operations, as discussed below. The assets acquired amounted to approximately $19 million and liabilities assumed approximately $13 million. This transaction has been accounted for as a purchase, and resulted in an excess of purchase price over net assets acquired of approximately $15 million; subsequently this amount was reduced by $4 million relating to the realizability of the tax benefit from acquired tax losses.

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

          The Company recorded a special charge of $1.1 million in the quarter ended June 30, 1998. The charge represents severance and other costs associated with reducing the domestic sales force originally hired to sell the expanded product line acquired in the Marquest acquisition.

          The following summary, pro forma, unaudited data of the Company reflects the acquisition of Marquest as if it had occurred on October 1, 1996 and 1995, respectively:

                                                        Pro forma/Unaudited
                                                       (dollars in thousands)

                                                  Fiscal 1997      Fiscal 1996

         Net sales-continuing operations         $     114,801      $    112,693
                                                 =============      ============

         Net income                              $      10,904      $     17,955
                                                 =============      ============

         Diluted net income per common share     $         .84      $       1.37
                                                 =============      ============

1996 Acquisitions/Disposition

          In January 1996, the Company acquired, in a purchase transaction, all of the outstanding stock of HealthStar Pharmaceutical Services, Inc. ("HealthStar"), a company engaged in both the manufacture of equipment and
contract   manufacturing    services   utilizing   specialized    blow-fill-seal
manufacturing technology for the pharmaceutical and medical industry. HealthStar's name was changed to Vital Pharma, Inc. ("VPI") in 1997. The Company paid $1,595,000 at closing. The sellers are also eligible to receive contingent payments based on earnings before taxes, as defined, in each year ending
December 31, 1996, 1997 and 1998. The December 31, 1996 and the December 31, 1997 targets were not achieved. The estimated fair value of the assets acquired approximated $2,850,000 and liabilities assumed approximated $1,550,000 with goodwill of approximately $1,300,000 reflected at the date of acquisition.

          In December 1995 the Company entered into a purchase agreement for all of the net assets related to the Misty Ox product line. The purchase price paid at closing by the Company was $2,025,000. The estimated fair value of the assets acquired amounted to $2,014,000 and liabilities assumed amounted to $113,000 with goodwill of $250,000 reflected at the date of acquisition.

          During fiscal 1996, the Company sold its O.R. Concepts endoscopic product line and recognized a gain of $174,000 (see Note 10).

          The effect of the operations of VPI and the Misty Ox product line from October 1, 1995 to the dates of acquisition on the Company's results of operations for the year ended September 30, 1996 was immaterial.


Note 3 - Inventory:

Inventory consists of the following:
                                                               September 30,
                                                             1998         1997
                                                              (in thousands)

            Raw materials                              $    12,061    $  14,474
            Finished goods                                   7,261        5,085
                                                         ---------      --------

                                                       $    19,322    $  19,559
                                                        ==========     ========

Note 4 - Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:
                                                           September 30,
                                                      1998           1997
                                                        (in thousands)

Prepaid employee fringe benefits                     $     ---      $     3,744
Notes and interest receivable                            1,678            1,468
Prepaid income taxes                                       314            3,923
Deferred tax asset (see Note 14)                           492              160
Prepaid insurance                                          341              340
Other                                                    1,078            1,552
                                                      --------           ------
                                                     $   3,903      $    11,187
                                                      ========           ======

Note 5 - Marketable Securities and Other Investments:

          The following is a summary of available-for-sale securities and other investments:


                                                   Available-for-Sale-Securities
                                          September 30, 1998                    September 30, 1997
                                                                (in thousands)

                                                              Gross                                        Gross
                                                           Unrealized                                   Unrealized
                                  Fair                       Holding           Fair                       Holding
                                  Value         Cost          Gains            Value         Cost         Losses


U.S. Government
     obligations             $     2,458    $   2,457       $       1      $    11,039    $  11,127     $    (88)
Corporate obligations                ---          ---             ---            2,970        3,000          (30)
Federal mortgage
     obligations                   3,980        3,957              23            4,197        4,297         (100)

Total available-for-sale
  securities                       6,438        6,414              24           18,206       18,424         (218)
Other Investments                 13,458       13,458             ---              ---          ---          ---
                                  ------       ------         -------        ---------       ------      --------
                             $    19,896    $  19,872       $      24      $    18,206    $  18,424     $   (218)
                              ==========     ========        ========       ==========     ========      ========

At  September   30,  1998   investments   in  debt   securities   classified  as
available-for-sale securities mature as follows:


                                                                   Maturity
                                                                (in thousands)
                                                1 - 5 Years      5 - 10 Years     10 - 30 Years

       U.S. Government obligations             $     2,436        $       ---       $        22
       Federal mortgage obligations                  3,864                 62                54
                                                ----------          ---------        ----------
                                               $     6,300        $        62       $        76
                                                ==========         ==========        ==========


          The Company manages its cash flow by investing in marketable securities and from time to time supplements its portfolio by making investments in privately held companies in the healthcare field typically not in the
Company's principal line of business. As of September 30, 1998, other investments in privately held companies aggregated $13,458,000.

          Investments in privately held companies are accounted for under the equity method of accounting whereby earnings or losses from investments in which the Company maintains a minority interest are reflected in the Company's earnings based on the Company's pro rata ownership interest. Net earnings from these investments for the year ended September 30, 1998 aggregated $106,000. The excess of the Company's carrying value over the proportionate share of the underlying net assets of the privately held companies aggregated $12,332,000. Such amount is being amortized over 40 years.

          Realized gains and losses are determined on the basis of specific identification. During the year ended September 30, 1998, sales proceeds and gross realized gains and losses on securities classified as available for sale securities were $14,830,852, $79,489 and $(37,311), respectively. During the year ended September 30, 1997, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $68,318,052, $784,014 and $(86,576), respectively. During the year ended September 30, 1996, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $53,056,643, $652,000 and ($44,000), respectively.

          There were no trading securities at September 30, 1998. Trading securities at September 30, 1997 amounted to $425,000 and results of operations for the year ended September 30, 1997 includes an unrealized gain of $46,000. There were no unrealized gains or losses during the years ended September 30, 1998 or 1996 on trading securities. Stockholders' equity at September 30, 1998, 1997 and 1996 includes an unrealized holding gain (loss), net of related tax effect, on available-for-sale securities of $14,000, ($129,000), and ($426,000), respectively.

Note 6 -  Property, Plant and Equipment:

          Property, plant and equipment, at cost, consists of the following:

                                                                  September 30,               Estimated
                                                              1998         1997             Useful Life
                                                                (in thousands)

         Land                                             $     3,015    $   3,015
         Building and building improvements                    17,821       15,430          30 to 40 years
         Equipment and molds                                   30,342       23,778           5 to 20 years
         Fixtures and office equipment                          1,085        1,009           5 to 15 years
         Transportation equipment                                 131          309                 5 years
                                                               -------      ------
                                                               52,394       43,541
         Less accumulated depreciation
            and amortization                                   11,385        9,716
                                                               ------       ------
                                                          $    41,009    $  33,825
                                                            =========     ========

          Certain portions of the Company's property, plant and equipment are pledged as collateral for the Company's long-term debt (see Note 7).

Note 7 - Long-term Debt:

Long-term debt consists of the following:                      September 30,
                                                             1998         1997
                                                               (in thousands)

         Industrial Revenue Bonds ("IRB") payable         $   2,500    $   2,700
         Swiss Notes Payable                                    683        3,007
         Other                                                  301          433
                                                              -----        -----
         Total long-term debt                                 3,484        6,140
         Less current portion                                 1,022          611
                                                              -----        -----
                                                          $   2,462    $   5,529
                                                           ========     ========

          Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

          The Company entered into the IRB payable in varying installments with interest at rates ranging from 6.75% to 8.625% per annum through December 2009. The IRB, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 1998, the Company was in compliance with all of the required financial covenants with the exception of an interest coverage ratio for which the Company has received a waiver.

          The Swiss notes bear interest at a rate of 8% per annum, payable on a semi-annual basis. The notes are due on March 31, 1999.

          Maturities of long-term debt are as follows:

                 Year ending September 30,                   (in thousands)
                         1999                                $     1,022
                         2000                                        263
                         2001                                        263
                         2002                                        236
                         2003                                        200
                      Thereafter                                   1,500
                                                                   -----
                                                             $     3,484
                                                              ==========

          At September 30, 1998, the Company had a $10,000,000 line of credit with a bank, which was subsequently increased to $15,000,000. This line of credit expires on November 30, 1999. No balance was outstanding under this line of credit at September 30, 1998.

Note 8 - Accrued Expenses:

Accrued expenses consist of the following:
                                                             September 30,
                                                         1998             1997
                                                            (in thousands)

         Manufacturing plant consolidation           $       218       $  1,879
         Commissions                                         ---            501
         Interest                                            220            437
         Payroll and vacations                             1,688          1,485
         Professional fees                                   382            322
         Sales expenses                                       65             90
         Income and other taxes payable                      435            696
         Other                                               748            934
                                                           -----           -----
                                                     $     3,756       $  6,344
                                                     ===========        =======

Note 9 - Other Liabilities:

          Other liabilities consist of:
                                                             September 30,
                                                        1998               1997
                                                            (in thousands)

                 Amount related to acquisitions     $   4,083         $   4,474
                 Deferred tax credits                      91               191
                                                     --------          ---------
                                                    $   4,174         $   4,665
                                                     ========          =========

Note 10 - Other (Income) Expense:

          Other (income) expense consists of the following:


                                                         For the Year Ended
                                                            September 30,
                                                1998          1997             1996
                                                         (in thousands)
  Dividend income                            $  (14)        $  (46)         $   (75)
  Amortization of deferred credit              (100)          (100)            (100)
  Charitable contributions of inventory         138            156              563
  Net capital (gain) loss  on sale of
    marketable securities                         4           (698)            (609)
  Gain on sale of building                      ---            (20)             ---
  Gain on sale of endoscopic product line       ---            ---             (174)
  Gain on sale of Cardiologics (Note 15)        ---            ---           (1,000)
  Litigation costs                              472          1,878              263
  Other                                         316           (326)            (503)
                                             ------         ------           -------
                                            $   816        $   844         $ (1,635)
                                             ======         ======          ========

Note 11 - Commitments:

          Leases:

          The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,861,000 $1,185,000, and $724,000, has been charged to operations for the years ended September 30, 1998, 1997 and 1996, respectively. The Company's commitment under such leases is as follows:

            Year ending September 30,                       (in thousands)
                     1999                                  $     1,477
                     2000                                        1,268
                     2001                                        1,223
                     2002                                          835
                     2003                                          134
                                                            ----------
                                                           $     4,937
                                                            ===========

          Employment Agreements:

          The Company has entered into employment agreements, approximating $942,000 annually which expire at various dates through September 2002.

Note 12 - Contingent Liabilities:

          Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business, including those pertaining to patent and trademark issues and product liability matters. While the amounts claimed or expected to be claimed may be substantial, the ultimate liability cannot now be determined because of the inherent uncertainties surrounding the litigation and the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.
However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

          For a detailed discussion of current legal actions, see Item 3 of this annual report on Form 10-K.

Note 13 - Stockholders' Equity:

Preferred Stock:

          The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 1998 or 1997.

Stock Options:

Transactions relating to stock options are as follows:


                                                                                         Weighted Average
                                                                   Number                      Price
                                                                  of Shares                  Per Share

Balance September 30, 1995                                          541,135                  $  15.16
   Granted                                                          409,044                  $  22.03
   Exercised                                                        (59,494)                 $  11.09
   Expired/canceled                                                (274,225)                 $  17.21
                                                                    --------                   ------

Balance September 30, 1996                                          616,460                  $  19.20
   Granted                                                           67,607                  $  19.44
   Exercised                                                        (22,661)                 $  12.04
   Expired/canceled                                                 (27,091)                 $  20.16
                                                                    --------                   ------

Balance September 30, 1997                                          634,315                  $  19.44
   Granted                                                          467,982                  $  17.99
   Exercised                                                         (2,270)                 $  12.13
   Expired/canceled                                                 (74,162)                 $  18.68
                                                                    --------                   ------

Balance September 30, 1998                                        1,025,865                  $  18.84
                                                                  =========                   =======


          The weighted average fair value per share of options granted during the years ended September 30, 1998, 1997, and 1996 amounted to $6.82, $7.60, and $9.38, respectively.

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

          Additionally, the Company has adopted a stock option and investment plan (covering a maximum of 900,000 shares), whereby participants were granted two stock options for each share of the Company's common stock that they acquired. The options are granted at fair value at date of grant. Such stock options are subject to a defined vesting schedule. Shares purchased by employees may be financed by payroll deductions.

          In connection with the plans described above, options covering 1,025,965 shares (excluding lapsed shares) have been granted through September 30, 1998.

          The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Option No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and diluted net income per common share for the years ended September 30, 1998, 1997, and 1996 would approximate the pro forma amounts indicated in the table below (dollars in thousands):



             Year Ended September 30,                        1998               1997               1996

             Net income - as reported                     $    11,611       $   11,286       $    18,789

             Net income - pro forma                       $    10,199       $   10,867       $    18,380

             Diluted net income per common share-
                 as reported                              $       .91       $      .87       $      1.43

             Diluted net income per common share-
                 pro forma                                $       .80       $      .84       $      1.40


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 1998, 1997 and 1996, respectively: expected volatility of 37%, 35%, and 39%, respectively, risk-free interest rate of 5.5%, 6.3%, and 6.4%, respectively, dividend yield rate of .9%,
 .8%, and .6%, respectively, and all options have expected lives of 5 years.

          The following table summarizes information about fixed stock options outstanding at September 30, 1998:


                                          Options Outstanding                        Options Exercisable
                              Number            Weighted-                           Number
                            Outstanding         Average       Weighted-          Exercisable        Weighted-
                                at             Remaining       Average               at              Average
          Range of         September 30,      Contractual     Exercise          September 30,       Exercise
       Exercise Prices         1998           Life (Years)     Price               1998              Price


1    $  5.55  -$   6.84       59,500            1.7         $     6.73             59,500        $     6.73
2    $  9.25  -$  10.50       11,478            5.8         $     9.60              9,215        $     9.57
3    $ 14.00  -$  15.25       42,536            4.5         $    14.74             42,536        $    14.74
4    $ 16.75  -$  19.50      483,781            9.2         $    17.97             30,537        $    18.51
5    $ 20.63  -$  22.50      414,758            7.3         $    22.10            166,486        $    21.88
6    $ 24.50  -$  24.50       13,812            8.3         $    24.50              ---          $     ---
                           ---------            ---          ---------            -------         ---------
               Total       1,025,865            7.7         $    18.84            308,274        $    17.27
                           =========           ====          =========            =======         =========



Note 14 - Income Taxes:

The provision for income taxes consists of the following components:


                                                         For the Year Ended
                                                           September 30,
                                                 1998          1997         1996
                                                          (in thousands)

         Current:
                Federal                    $   5,156    $   6,293    $   8,130
                State                            575          764        1,004
                Foreign                          142          190           19

         Deferred:
                Federal                          306       (1,295)         383
                State                           (422)        (333)          55
                                             ---------      -------     -------

                                           $   5,757    $   5,619    $   9,591
                                             ========       ======     ========

          The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:


                                                                September 30,
                                                           1998             1997
                                                              (in thousands)

         Prepaid expenses                                $     ---         $   1,226
         Undistributed DISC earnings                            96                96
         Manufacturing plant consolidation cost                ---            (1,482)
         Net operating loss carryforward
            from acquisition (Note 2)                         (400)              ---
         State net operating loss carryforward                (242)              ---
         Other                                                  54               ---
                                                          --------          ---------
                                                         $    (492)        $    (160)
                                                          ========           ========

          The tax effects of temporary differences that give rise to the net long-term deferred tax (assets) liabilities are presented below:


                                                                            September 30,
                                                                       1998             1997
                                                                           (in thousands)

                  Net operating loss carryforward
                     from acquisition (Note 2)                    $  (3,100)        $     ---
                  Accelerated depreciation                              943               823
                  Undistributed DISC earnings                           506               599
                  Other                                                (267)              (56)
                  Capital losses                                        294               211
                  Valuation allowance attributable to
                  capital loss carryforward                            (294)             (211)
                                                                   ---------         ---------
                                                                  $  (1,918)        $   1,366
                                                                   =========         =========


          The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:



                                                               For the Year Ended
                                                                  September 30,
                                                          1998           1997         1996

Statutory federal income tax rate                         34.3%          35.0%        35.0%
Write off of purchased Research and Development            ---            5.2          ---
Net capital gains on investments                           ---           (1.5)        (2.0)
State income taxes net of federal tax benefit               .5            1.6          2.4
Benefit of tax loss in subsidiary                          ---           (6.9)         ---
Dividend exclusion/tax exempt interest                     ---           (0.3)         (.3)
Product contributions                                     (1.7)           ---          ---
Tax credit for Research and Development                   (1.2)           ---          ---
Other                                                     (1.4)            .1         (1.3)
                                                          ----           ----         -----

     Effective income tax rate                            30.5%          33.2%        33.8%
                                                          ====           ====         ====


Note 15 - Related Party Transactions:

          During fiscal 1996, the Company entered into a joint venture arrangement (Cardiologics, L.L.C.) with the objective to develop specialized cardio-vascular products, ("Cardiologics"). Approximately $100,000 of research and development expense was incurred by the Company in fiscal 1996. During fiscal 1996, the Company's management made a decision to sell its equity interest in the joint venture for several business reasons, including the time frame to commercially introduce the product and the research, development and clinical costs that are likely to be incurred, as well as that the primary market focus of the product is outside of the core anesthesia and critical care product focus of the Company.

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


Note 16 - Allowance for Doubtful Accounts:

Information relating to the allowance for doubtful accounts is as follows:


                                                 Balance at        Charged to                           Balance
                                                 Beginning         Costs and                           at End
               Description                       of Year           Expenses           Deductions       of Year
                                                                (in thousands)
  Allowance for doubtful accounts:
      Year ended September 30,

                1996                             $     285        $      45         $     161(A)     $     169
                                                  ========         ========           =======           ======
                1997                             $     169        $     101         $     169(A)     $     101
                                                  ========         ========           =======           ======
                1998                             $     101        $     561         $      24(A)     $     638
                                                  ========         ========           =======           ======

(A)  Write-off of uncollectible accounts receivable.


Note 17 - Significant Customers:

          A portion of the Company's hospital customers are serviced via national and regional medical supply distributors. During fiscal years 1998 and 1997, respectively, 33% and 37% of the Company's sales were made in this distribution channel. In each fiscal year 1998 and 1997, one of the large national distributors represented approximately 13% of net sales--continuing product lines. The same customer represented approximately 16% and 10% of outstanding accounts receivable at September 30, 1998 and 1997, respectively.

Note 18 - Export Sales:

          The export sales for the fiscal years ended September 30, 1998, 1997 and 1996 of approximately $15,000,000, $10,700,000 and $7,300,000, respectively, were sold principally to customers in Europe, Asia and Australia.

                                    PART III


          Item 10. Directors of the Registrant.

          The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


          Item 11. Executive Compensation.

          The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


          Item  12.  Security   Ownership  of  Certain   Beneficial  Owners  and
Management.

          The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


          Item 13. Certain Relationships and Related Transactions.

          The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 1999 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued):

Exhibit           Description

     10.3 Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

     10.4 Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-39107) initially filed with the Commission on February 21, 1991.

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

     10.7 Agreement to sell the Registrant's 51% interest in Cardiologics, L.L.C., including the related promissory note and guarantee, is incorporated by reference to Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended September 30, 1996.

     21.1 Subsidiaries of the Registrant.

     23.1 Consent of Goldstein Golub Kessler LLP.

     24.1 Power of Attorney.

     27.1 Financial Data Schedule.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December, 1998.

                                                VITAL SIGNS, INC.


                                                By:     /s/
                                                        Anthony J. Dimun,
                                                        Anthony J. Dimun
                                                        Executive Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                          Title                          Date


/s/ Terence D. Wall*            President, Chief              December 23, 1998
Terence D. Wall                 Executive Officer
                                and Director


/s/ David J. Bershad*           Director                      December 23, 1998
David J. Bershad


/s/Anthony J. Dimun             Executive Vice President,     December 23, 1998
Anthony J. Dimun                Chief Financial Officer,
                                Treasurer (Chief Financial
                                and Accounting Officer)
                                and Director

/s/ Stuart M. Essig*
Stuart M. Essig                 Director                      December 23, 1998


/s/ Joseph J. Thomas*           Director                      December 23, 1998
Joseph J. Thomas


/s/ Barry Wicker*               Executive Vice President,     December 23, 1998
Barry Wicker                    Chief Operating Officer
                                and Director


* By: /s/
      Anthony J. Dimun.
      Attorney-in-Fact