Form 10-Q
period 1998-12-31
VITAL SIGNS INC
filed 1999-02-16
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

[X]  Quarterly  report  pursuant  to   Section  13  or 15 (d) of the  Securities
     Exchange  Act of  1934  for the quarterly period ended December 31, 1998 or

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

         At February 1, 1999, there were 12,438,002 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                       Page
                  PART I                                               Number


                  Financial Information                                   1

Item 1.           Financial Statements

                  Consolidated Balance Sheet
                  as of December 31, 1998 (Unaudited)
                  and September 30, 1998                                  2

                  Consolidated Statement of Income
                  for the Three Months Ended
                  December 31, 1998 and 1997 (Unaudited)                  3

                  Consolidated Statement of Cash Flows
                  For the Three Months Ended
                  December 31, 1998 and 1997 (Unaudited)                  4

                  Notes to Consolidated Financial Statements (Unaudited)  5


Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          5-8


                  PART II.

Item 1.           Legal Proceedings                                        9

Item 6.           Exhibits and Reports on Form 8-K                         9

Signatures                                                                10

                                     PART I.

                              Financial Information


Item 1.

Financial Statements


         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1998.

         The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.


                          VITAL SIGNS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                                December 31,          September 30,
                                                                                    1998                  1998
                                                                                          (In thousands)

                                                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents                                                  $      956           $     2,600
     Marketable securities                                                           2,001                 2,157
     Accounts receivable, less allowance for doubtful accounts of
         $456 and $638 respectively                                                 19,693                17,837
     Inventory                                                                      20,486                19,322
     Prepaid expenses and other current assets                                       4,394                 3,903
                                                                                  --------              --------
         Total Current Assets                                                       47,530                45,819

     Property, plant and equipment - net                                            40,944                41,009
     Marketable securities and other investments                                    14,770                17,739
     Goodwill and other intangible assets                                           25,319                25,495
     Deferred income taxes                                                           1,987                 1,918
     Other assets                                                                    6,228                 6,206
                                                                                  --------              --------
         Total Assets                                                           $  136,778           $   138,186
                                                                                ==========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                           $    4,122           $     5,462
     Current portion of long-term debt                                               1,001                 1,022
     Accrued expenses                                                                2,971                 3,756
                                                                                ----------           -----------
         Total current liabilities                                                   8,094                10,240

Long term debt                                                                       2,240                 2,462
Other liabilities                                                                    4,148                 4,174
                                                                                ----------           -----------
         Total Liabilities                                                          14,482                16,876
                                                                                ----------           -----------

Commitments and contingencies:
Stockholders' Equity
     Common stock - no par value; authorized 40,000,000 shares,
         outstanding 12,481,630 and 12,628,194 shares, respectively                 19,050                21,520
     Allowance for aggregate unrealized gain (loss) on
         marketable securities                                                          (2)                   14
     Retained earnings                                                             103,248                99,776
                                                                                ----------           -----------
     Stockholders' equity                                                          122,296               121,310
                                                                                ----------           -----------
         Total Liabilities and Stockholders' Equity                             $  136,778           $   138,186
                                                                                ==========           ===========


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                                                    For the Three Months Ended
                                                                                           December 31,
                                                                                    1998                  1997
                                                                              (In Thousands Except Per Share Amounts)

Net sales                                                                       $   31,013           $    30,924
Cost of goods sold                                                                  15,815                14,998
                                                                                ----------           -----------

Gross Profit                                                                        15,198                15,926

Operating expenses:
     Selling, general and administrative                                             8,001                 9,777
     Research and development                                                        1,408                   962
     Interest income                                                                  (113)                 (262)
     Interest expense                                                                   68                   121
     Other income, net                                                                (188)                  (98)
     Goodwill amortization                                                             176                   218
                                                                                ----------           -----------

Income before provision for income taxes                                             5,846                 5,208
Provision for income taxes                                                           1,871                 1,797
                                                                                ----------           -----------
Net income before cumulative effect of change
     in accounting principle                                                    $    3,975           $     3,411
                                                                                ==========           ===========

Cumulative effect of change in accounting principle
     (net of income tax effect of $803) (See Note 3)                                   ---                 1,524
                                                                                ----------           -----------

Net income                                                                      $    3,975           $     1,887
                                                                                ==========           ===========

Basic net income per share before cumulative effect
     of change in accounting principle                                          $      .32           $       .27
                                                                                ==========           ===========

Diluted net income per share before cumulative effect
     of change in accounting principle                                          $      .32           $       .27
                                                                                ==========           ===========

Cumulative effect of change in accounting principle
     per share                                                                  $      ---           $       .12
                                                                                ==========           ===========

Basic net income per share                                                      $      .32           $       .15
                                                                                ==========           ===========

Diluted net income per share                                                    $      .32           $       .15
                                                                                ==========           ===========

Basic weighted average number of shares                                             12,432                12,702
                                                                                ==========           ===========

Diluted weighted average number of shares                                           12,479                12,770
                                                                                ==========           ===========


                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    For the three months ended
                                                                                           December 31,
                                                                                  1998                    1997
                                                                                          (In thousands)
Cash Flows from Operating Activities:
     Net Income                                                              $     3,975             $     1,887
     Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
     Cumulative effect of change in accounting principle                             ---                   1,524
     Depreciation and amortization                                                   913                     894
     (Increase) decrease in deferred income taxes                                    (69)                     19
     Amortization of goodwill                                                        176                     218
     Amortization of deferred credit                                                 (26)                    (25)
     Net (gain) loss on sales of available for sale securities                        16                     (59)
     Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                            (1,856)                 (4,330)
     (Increase) in inventory                                                      (1,164)                   (533)
     Decrease (increase) in prepaid expenses and
         other current assets                                                       (491)                  2,346
     (Increase) decrease in other assets                                             (22)                    707
     (Decrease) in accounts payable
         and accrued expenses                                                     (2,125)                 (1,390)
     (Decrease) in other liabilities                                                 ---                    (317)
                                                                             -----------             ------------
         Net cash (used in) provided by operating activities                        (673)                    941
                                                                             ------------            -----------

Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                          4,138                   5,632
     Purchases of available-for-sale securities                                   (1,045)                   (876)
     Acquisition of property, plant and equipment                                   (848)                 (3,126)
     Purchase of other investments                                                   ---                  (4,663)
     Other                                                                           ---                     (75)
                                                                             -----------             ------------
         Net cash provided by (used in) investing activities                       2,245                  (3,108)
                                                                             -----------             ------------

Cash Flows from Financing Activities:
     Net reissuance (purchase) of treasury stock                                  (2,478)                    410
     Dividends paid                                                                 (503)                   (523)
     Proceeds from exercise of stock options and warrants                              8                       8
     Principal payments of long-term debt and
         notes payable                                                              (243)                   (271)
                                                                             ------------            ------------
         Net cash used in financing activities                                    (3,216)                   (376)
                                                                             ------------            ------------

Net decrease in cash and cash equivalents                                         (1,644)                 (2,543)
Cash and cash equivalents at beginning of period                                   2,600                   3,685
                                                                             -----------             -----------
Cash and cash equivalents at end of period                                   $       956             $     1,142
                                                                             ===========             ===========

Supplemental  disclosures of cash flow  information:
Cash paid during the three months for:
Interest                                                                     $      106              $      119
Income taxes                                                                      1,084                     277


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of December 31, 1998, the consolidated statement of income for the three months ended December 31, 1998 and 1997 and the consolidated statement of cash flows for the three months ended December 31, 1998 and 1997 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and 1997 and for all periods presented have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 1998 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. In the second quarter of fiscal 1998 the Company adopted a new accounting principle related to the accrual of distributor rebates. This change in principle was adopted to more precisely record the amounts due distributors who service the Company's hospital customers. The Company's prior method resulted in fluctuations for financial reporting purposes that were the result of activities outside the Company's control. The charge has been shown in the Company's consolidated statement of operations as if the charge occurred in the first quarter of fiscal 1998 in accordance with Generally Accepted Accounting Principles.

4. Financial Accounting Standards Board No. 130 "Reporting Comprehensive Income" has not been applied since it is not material to the Company's financial statements.

5. The Company plans to adopt Financial Accounting Standards Board No. 131 "Disclosures about segments of an enterprise and related information" at September 30, 1999.


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

          The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions  as a result  of (i)  competitive  factors  that  could  affect  the
Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's reduced sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new products and to control costs, (iv) technological change, including the
Company's ability to assure that its hardware and software are Year 2000 compliant, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) market acceptance of competitors' existing or new products, (vii) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10-Q) and (viii) healthcare reform and legislative and regulatory changes impacting the healthcare market.


Results of Operations

The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.

                                                        Increase/(Decrease) From Prior Period
                                                        Three Months Ended December 31, 1998
                                                                      Compared With
                                                         Three Months Ended December 31, 1997

Net sales                                                               .3%
Cost of goods sold                                                     5.4
Gross profit                                                          (4.6)
Selling, general and administrative
   expense                                                           (18.2)
Research and development expenses                                     46.4
Income before provision for
   income taxes                                                       12.3
Provision for income taxes                                             4.1
Net income before cumulative effect of change
   in accounting principle                                            16.5
Net income                                                           110.7

         Net sales for the quarter ended December 31, 1998 increased by .3% compared with the same period last year. The increase was due to unit increases offset by selling price declines. Prices on existing products declined on average approximately 1.4% in the three months ended December 31, 1998 when compared to the same period in 1997. While domestic sales growth for the quarter was impacted by reduced sales to national distributors by $1,600,000, sales to "end users" from the Company and national distributors increased by 4% compared with the same quarter last year.

        Sales of anesthesia products, representing 46.3% of net sales, grew 1.8% from the quarter ended December 31, 1997 despite selling price declines. Sales of critical care products, representing 22.6% of net sales, increased by 18.5% due to the growth of The Validation Group. Sales of respiratory products, representing 31.1% of net sales, decreased by 11.6% due to decreased sales to national distributors.

         While net sales increased in dollars by .3%, gross profit dollars decreased by 4.6%. The discrepancy between the increase in sales and the decrease in gross profit is the result of higher sales of certain product lines with gross margins below the Company's average gross margin. Additionally, the aforementioned price decline in existing products contributed to the gross margin decline. On a consolidated basis the Company's gross profit percentage for the quarter ended December 31, 1998 was 49.0% compared to 51.5% in the same time period of the last fiscal year.

         Selling, general and administrative expenses decreased by $1,776,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, representing a reduction in sales expenses of $1,556,000 in the current quarter.

         Research and development expenses ("R&D") increased 46.4%, primarily due to the increased efforts of Vital Pharma, Inc. on the Vasceze product line.

         Other income, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, increased by $90,000 from the quarter ended December 31, 1997 to the quarter ended December 31, 1998 due to profits earned on investments.

         The Company's effective tax rates were 32.0% and 34.5% for the quarters ended December 31, 1998 and 1997, respectively. The rate for the three months ended December 31, 1998 and 1997 are less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings.


Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations as well as the funds previously generated from its initial and secondary public offerings. During the three months ended December 31, 1998, cash and cash equivalents and short-term marketable securities decreased by $1,800,000 and long-term marketable securities and other investments decreased by $2,969,000. During the quarter, $2,478,000 was expended to acquire approximately 148,000 of the Company shares of Common Stock pursuant to a previously announced buy-back plan and the Company paid dividends, of approximately $503,000. In addition, accounts receivable increased by $1.9 million and inventory increased by $1.2 million. The combined total of cash and cash equivalents, short-term marketable securities, long-term marketable securities and other investments was approximately $17.7 million at December 31, 1998 as compared to $22.5 million at September 30, 1998.

         At December 31, 1998, the Company had $1.0 million in cash and cash equivalents. On that date, the Company's working capital was $39.4 million and the current ratio was 5.9 to 1, as compared to $35.6 million and 4.5 to 1 at September 30, 1998.

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

         Management believes that the funds generated from operations, along with the Company's current working capital position and bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future. This statement constitutes a forward-looking statement under the Reform Act. The Company's liquidity could be adversely impacted and its need for capital could materially change if costs are higher than anticipated, the Company were to undertake acquisitions demanding significant capital, operating results were to differ significantly from recent experience or adverse events were to affect the Company's operations.

                                    PART II.

                                Other Information


     Item 1.

     Legal Proceedings:

         a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

         b) On January 5, 1999, an action was commenced against one of the Company's subsidiaries in the United States District Court for the Southern District of Florida by a competitor alleging patent infringement by such subsidiary of a single U.S. patent and theft of trade secrets by an employee in connection with the subsidiary's blow-fill-seal machinery technology. The Company has obtained a 30 day extension of time to answer, plead or otherwise appear in the action. The Company believes that there are meritorious defenses to this action and intends to defend the matter vigorously.


     Item 6.

     Exhibits and Reports on Form 8-K

                (a)Exhibits: 27.1 - Financial Data Schedule

                (b)Reports on Form 8-K filed during the quarter ended December
                   31, 1998:   None.

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


                                         Date:  February 15, 1999