Form 10-Q
period 1999-03-31
VITAL SIGNS INC
filed 1999-05-17
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _________ to _______


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

          At May 3, 1999, there were 12,262,889 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX


                                                                    Page
                                                                   Number
                                     PART I

                              Financial Information

  Item 1.     Financial Statements                                        1

               Consolidated  Balance Sheet as of
               March 31, 1999  (Unaudited) and
               September 30, 1998 2

               Consolidated Statement of Income for the
               Six Months Ended March 31, 1999 and 1998
               (Unaudited)                                                3

               Consolidated Statement of Income for the
               Three Months Ended March 31, 1999 and 1998
               (Unaudited)                                                4

               Consolidated Statement of Cash Flows for the
               Six Months Ended March 31, 1999 and 1998
               (Unaudited)                                                5

               Notes to Consolidated Financial Statements
               (Unaudited)                                                6


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       6 - 7

  ITEM 3.      Quantitative and Qualitative Disclosure
               About Market Risk                                        10 - 12


                                    Part II

  Item 1.       Legal Proceedings                                          13

  ITEM 4.       Submission of Matters to a Vote of Security Holders        13

  Item 6.       Exhibits and Reports on Form 8-K                           14


         Signatures                                                        15

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


                                           VITAL SIGNS AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEET

                                                      ASSETS
                                                                                             March 31,           September 30,
                                                                                                1999                1998
                                                                                                      (In thousands)

                                                                                     (Unaudited)
Current Assets:
     Cash and cash equivalents                                                         $      1,362            $     2,600
    Marketable securities                                                                       ---                  2,157
    Accounts  receivable,  less allowance for
        doubtful accounts of $418 and $638 respectively                                      19,332                 17,837
    Inventory                                                                                20,688                 19,322
    Prepaid expenses and other current assets                                                 5,512                  3,903
                                                                                             ------                 ------
         Total Current Assets                                                                46,894                 45,819

    Property, plant and equipment - net                                                      41,029                 41,009
    Marketable securities and other investments                                              15,321                 17,739
    Goodwill and other intangible assets                                                     25,143                 25,495
    Deferred income taxes                                                                     1,869                  1,918
    Other assets                                                                              8,037                  6,206
                                                                                            -------               --------
         Total Assets                                                                  $    138,293           $    138,186
                                                                                            =======                =======

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                   $      5,502           $      5,462
    Current portion of long-term debt                                                           460                  1,022
    Accrued expenses                                                                          3,974                  3,756
                                                                                             ------                 ------
         Total Current Liabilities                                                            9,936                 10,240

Long term debt                                                                                2,216                  2,462
Other liabilities                                                                             3,975                  4,174
                                                                                             ------                -------
         Total Liabilities                                                                   16,127                 16,876
                                                                                             ------                -------

Commitments and contingencies:
Stockholder's Equity
    Common  stock - no par  value;  authorized  40,000,000  shares,  outstanding
         12,259,736 and 12,628,194 shares, respectively                                      15,016                 21,520
    Allowance for aggregate unrealized gain (loss) on marketable securities
                                                                                                 (5)                    14
    Retained earnings                                                                       107,155                 99,776
                                                                                            -------                -------
    Stockholders' equity                                                                    122,166                121,310
                                                                                            -------                -------
         Total Liabilities and Stockholders' Equity                                    $    138,293          $     138,186
                                                                                            =======                =======



                                        VITAL SIGNS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    March 31,
                                                                                              1999                     1998
                                                                                     (In Thousands Except Per Share Amounts)

Net sales                                                                              $      63,714            $     63,228
Cost of goods sold                                                                            31,877                  31,098
                                                                                              ------                  ------

Gross Profit                                                                                  31,837                  32,130

Operating expenses:
    Selling, general and administrative                                                       16,215                  19,035
    Research and development                                                                   2,892                   2,429
    Interest (income)                                                                           (172)                   (563)
    Interest expense                                                                             168                     238
    Other expense, net                                                                           160                     122
    Goodwill amortization                                                                        352                     413
                                                                                              ------                  ------

Income before provision for income taxes                                                      12,222                  10,456
Provision for income taxes                                                                     3,850                   3,607
                                                                                              ------                  ------

Net income before cumulative effect of change in accounting principle                  $       8,372            $      6,849

Cumulative  effect of change in accounting  principle
     (net of income tax effect of $803) (See Note 3)                                             ---                   1,524
                                                                                             -------                   -----

Net income                                                                             $       8,372            $      5,325
                                                                                             =======                   =====

Basic  net  income  per share  before  cumulative
    effect  of change in  accounting principle                                         $         .68            $        .54
                                                                                             =======                   =====

Diluted  net  income per share  before  cumulative  effect
    of change in  accounting principle                                                 $         .68            $        .54
                                                                                             =======                   =====

Cumulative effect of change in accounting principle per share                          $         ---            $        .12
                                                                                             =======                   =====

Basic net income per share                                                             $         .68            $        .42
                                                                                             =======                   =====

Diluted net income per share                                                           $         .68            $        .42
                                                                                             =======                   =====

Basic weighted average number of shares                                                       12,351                  12,693
                                                                                             =======                  ======

Diluted weighted average number of shares                                                     12,398                  12,770
                                                                                             =======                  ======




                                        VITAL SIGNS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (Unaudited)



                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                             1999                    1998
                                                                                     (In Thousands Except Per Share Amounts)

   Net sales                                                                          $      32,701           $     32,304
   Cost of goods sold                                                                        16,062                 16,100
                                                                                             ------                 ------

   Gross Profit                                                                              16,639                 16,204

   Operating expenses:
       Selling, general and administrative                                                    8,214                  9,258
       Research and development                                                               1,484                  1,467
       Interest (income)                                                                        (59)                  (301)
       Interest expense                                                                         100                    117
       Other expense, net                                                                       348                    220
       Goodwill amortization                                                                    176                    195
                                                                                             ------                  -----

   Income before provision for income taxes                                                   6,376                  5,248
   Provision for income taxes                                                                 1,979                  1,810
                                                                                             ------                  -----

   Net income                                                                         $       4,397           $      3,438
                                                                                             ======                  =====

   Basic net income per share                                                         $          36           $        .27
                                                                                             ======                  =====

   Diluted net income per share                                                       $         .36           $        .27
                                                                                             ======                  =====

   Basic weighted average number of shares                                                   12,270                 12,684
                                                                                             ======                 ======

   Diluted weighted average number of shares                                                 12,317                 12,770
                                                                                             ======                 ======



                                        VITAL SIGNS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
                                                                                                   For the Six Months Ended
                                                                                                           March 31,
                                                                                                1999                    1998
                                                                                                        (In thousands)
Cash Flows from Operating Activities:
     Net income                                                                               $ 8,372            $    5,325
     Adjustments  to  Reconcile  Net  Income  to  Net
       Cash  Provided  by  Operating
     Activities:
     Cumulative effect of change in accounting principle                                          ---                 1,524
     Depreciation and amortization                                                              1,903                 1,776
     Decrease in deferred income tax asset                                                         49                    67
     Amortization of goodwill                                                                     352                   413
     Amortization of deferred credit                                                              (50)                  (50)
     Net (gain) loss on sales of available for sale securities                                     16                    (2)
Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                         (1,495)               (3,759)
     (Increase) in inventory                                                                   (1,366)                 (182)
     (Increase) decrease in prepaid expenses and other current assets                          (1,609)                4,896
     Increase (decrease) in accounts payable and accrued expenses                                 258                (3,302)
     Decrease (increase) in other assets                                                       (1,831)                1,001
     Decrease in other liabilities                                                               (149)                 (344)
                                                                                                ------               ------
          Net cash provided by operating activities                                             4,450                 5,361
                                                                                                -----                ------

Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                                       6,138                 8,319
     Purchases of available-for-sale securities                                                (1,034)               (1,646)
     Acquisition of property, plant and equipment                                              (1,923)               (5,473)
     Purchase of other investments                                                               (564)
     Other                                                                                        ---                (4,812)
                                                                                                -----                -------
          Net cash provided by (used in) investing activities                                   2,617                (3,612)
                                                                                                -----                -------

Cash Flows from Financing Activities:
     Net reissuance (purchase) of treasury stock                                               (6,530)                1,064
     Dividends paid                                                                              (993)               (1,048)
     Proceeds from exercise of stock options and warrants                                          26                    12
     Principal payments of long-term debt and notes payable                                      (808)               (2,299)
                                                                                                ------               -------
          Net cash used in financing activities                                                (8,305)               (2,271)
                                                                                               -------               -------

Net decrease in cash and cash equivalents                                                      (1,238)                 (522)
Cash and cash equivalents at beginning of period                                                2,600                 3,685
                                                                                               ------                 -----
Cash and cash equivalents at end of period                                              $       1,362         $       3,163
                                                                                               ======                 =====

Supplemental  disclosures  of cash flow  information:
   Cash paid  during the six months for:
          Interest                                                                      $         125         $         230
          Income taxes                                                                          3,234                 1,697


                                        VITAL SIGNS, INC. AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)


1. The consolidated balance sheet as of March 31, 1999, the consolidated statement of income for the six and three months ended March 31, 1999 and 1998 and the consolidated statement of cash flows for the six months ended March 31, 1999 and 1998 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and 1998 and for all periods presented have been made.

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

         The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions  as a result  of (i)  competitive  factors  that  could  affect  the
Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's reduced sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new products and to control costs, (iv) technological change, including the
Company's ability to assure that its hardware and software are Year 2000 compliant, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) market acceptance of competitors' existing or new products, (vii) adverse determinations arising in the context of regulatory matters (see "Regulation") or legal proceedings (see
Part II, Item 1 of this Quarterly Report on Form 10-Q) and (viii) healthcare reform and legislative and regulatory changes impacting the healthcare market.



Results of Operations

The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.

                                        Increase/(Decrease) From Prior Period
                                     Three Months Ended         Six Months Ended
                                       March 31, 1999            March 31, 1999
                                        Compared With            Compared With
                                     Three Months Ended        Six Months Ended
                                        March 31, 1998          March 31, 1998
                                     -------------------------------------------

     Net sales                              1.2%                        .8%
     Cost of goods sold                     (.2)                       2.5
     Gross profit                           2.7                        (.9)
     Selling, general and
     administrative expense               (11.3)                     (14.8)
     Research and development expenses      1.2                       19.1
     Income before provision for
         income taxes                      21.5                       16.9
     Provision for income taxes             9.3                        6.7
     Net income before cumulative
         effect of change in accounting
         principle                         27.9                       22.2
     Net income                            27.9                       57.2
     Earnings per share                    33.3                       25.9
                    comparison: quarter ended march 31, 1999
                        and quarter ended march 31, 1998


          Net sales for the quarter ended March 31, 1999 increased by 1.2% compared with the same period last year. The increase was due to unit increases offset by selling price declines. Prices on existing products declined on average approximately .7% in the three months ended March 31, 1999 when compared to the same period in 1998.

          Sales of anesthesia products, representing 47.6% of net sales grew 3.2% from the quarter ended March 31, 1998 despite selling price declines. Sales of critical care products, representing 17.6% of net sales decreased by 3.3% due to lower sales at Vital Pharma. Sales of respiratory products, representing
34.8% of net sales, increased by 1% due largely to increased sales to our International customers. Net sales in the 1999 second quarter grew by 5.4% over net sales in the 1999 first quarter largely as a result of strong sales of respiratory products in the international market.

          While net sales increased in dollars by 1.2%, gross profit dollars increased by 2.7%. The increase in gross profit is primarily the result of the Company's cost improvement program. The Company's gross profit percentage for the quarter ended March 31, 1999 was 50.9% compared to 50.2% in the same time period of the last fiscal year.

          Selling, general and administrative expenses decreased by $1,044,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, offset by increased shipping costs and fees paid to Group Purchasing Organizations in the current quarter.

          Research and development expenses ("R&D") increased 1.2%, primarily due to the increased efforts of Vital Pharma, Inc. on the Vasceze product line.

          Other expense, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, increased by $128,000 from the quarter ended March 31, 1998 to the quarter ended March 31, 1999 primarily due to product contributions.

          The Company's effective tax rates were 31.0% and 34.5% for the quarters ended March 31, 1999 and 1998, respectively. The rates for the three months ended March 31, 1999 and 1998 are less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings.

                   comparison: six months ended march 31, 1999
                          and six months march 31, 1998


          Net sales for the six months March 31, 1999 increased by .8% compared with the same period last year. The increase was due to unit increases offset by selling price declines. Prices on existing products declined on average approximately 1.1% in the six months ended March 31, 1999 when compared to the same period in 1998.

          Sales of anesthesia products, representing 48.0% of net sales grew 2.2% from the six months ended March 31, 1998 despite selling price declines. Sales of critical care products, representing 19.5% of net sales increased by 8.8% due to the growth of The Validation Group. Sales of respiratory products, representing 32.5% of net sales, decreased by 5.3% due to decreased sales to national distributors.

          While net sales increased in dollars by .8%, gross profit dollars decreased by .9%. The discrepancy between the increase in sales and the decrease in gross profit is the result of higher sales of certain product lines with gross margins below the Company's average gross margin. Additionally, the aforementioned price decline in existing products contributed to the gross margin decline. The Company's gross profit percentage for the six months ended March 31, 1999 was 50.0% compared to 50.8% in the same time period of the last fiscal year.

          Selling, general and administrative expenses decreased by $2,820,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, representing a reduction in sales expenses of $2,980,000 in the current six months.

          Research and development expenses ("R&D") increased 19.1%, primarily due to the increased efforts of Vital Pharma, Inc. on the Vasceze product line.

          Other expense, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, increased by $38,000 from the six months ended March 31, 1998 to the six months ended March 31, 1999.

          The Company's effective tax rates were 31.5% and 34.5% for the six months ended March 31, 1999 and 1998, respectively. The rates for the six months ended March 31, 1999 and 1998 are less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings.

Liquidity and Capital Resources

          The Company continues to rely upon cash flow from its operations as well as the funds previously generated from its initial and secondary public offerings. During the six months ended March 31, 1999, cash and cash equivalents and short-term marketable securities decreased by $3,395,000 and long-term marketable securities and other investments decreased by $2,418,000. During the period, $6,610,000 was expended to acquire approximately 380,000 of the Company shares of Common Stock pursuant to a previously announced buy-back plan and the Company paid dividends, of approximately $990,000. In addition, accounts receivable increased by $1.5 million and inventory increased by $1.4 million. The combined total of cash and cash equivalents, short-term marketable securities, long-term marketable securities and other investments was approximately $16.7 million at March 31, 1999 as compared to $22.5 million at September 30, 1998.

          At March 31, 1999, the Company had $1.4 million in cash and cash equivalents. On that date, the Company's working capital was $37.0 million and the current ratio was 4.7 to 1, as compared to $35.6 million and 4.5 to 1 at September 30, 1998.

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

Year 2000 Compliance

          The Year 2000 problem is the result of computer programs written with two digits (rather than four) to define the applicable year. A computer program written in that manner would recognize the entry of "00" in a date field as referring to the year 1900 and not the year 2000. An error of this type could result in various types of miscalculations, systems failures and business process interruption. This issue is not unique to the Company and is sometimes known as 'Y2K", Year 2000 or the millennium bug (collectively, "Y2K issues").

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

          The Company began a process of upgrading its computer software approximately two years ago. While this effort was not undertaken in order to address Y2K issues, the need to upgrade the software occurred contemporaneously with an increased awareness of Y2K issues. The hardware and software components purchased or licensed by the Company in connection with the upgrade of the computer software were analyzed for Y2K issues compliance. The Company believes that when the new software is fully installed and operational, all material computer systems will be Y2K compliant. Certain components of the system have already been installed and are operating generally as anticipated. The Company anticipates that the software upgrade will be fully operational during the third quarter of calendar year 1999. Because the upgrade of the computer software was to address increases in volume, number of users and unsupported software, the Company has not ascribed any of these computer costs to Y2K issues compliance, but as capital expenditures made in the ordinary course of business.

          Several of the Company's in-house manufacturing lines used to manufacture raw materials into component parts are controlled by equipment incorporating microprocessors. The Company also has certain other operating equipment which incorporate microprocessors. The Company has made inquiry of manufacturers and providers of certain key equipment and device contract companies and is upgrading certain equipment. The Company believes that the costs to upgrade such equipment are not expected to be material to the Company and that such other equipment material to the Company's operations will not be materially effected by Y2K issues.

          THE ESTIMATES AND CONCLUSIONS HEREIN WITH RESPECT TO Y2K ISSUES ARE FORWARD-LOOKING STATEMENTS UNDER THE REFORM ACT AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S ESTIMATES AND CONCLUSIONS AS A RESULT OF A NUMBER OF FACTORS INCLUDING THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL Y2K SENSITIVE ISSUES WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS AND THE ABILITY OF THE COMPANY'S VENDORS, SUPPLIERS, PROVIDERS OF GOODS AND SERVICES AND CUSTOMERS TO BRING THEIR SYSTEMS INTO Y2K ISSUES COMPLIANCE.

ITEM 3.

Quantitative and Qualitative Disclosure About Market Risk
Not Applicable

                                   PART II

                                Other Information
Item 1.

Legal Proceedings:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998 and to Item 1 of the Company's Quarterly Report on Form 10-Q for the three months ended December 31, 1998.

(b) In the pending action against Vital Pharma, Inc. (VPI), a Company subsidiary, in the United States District Court for the Southern District of Florida alleging patent infringement and theft of trade secrets involving blow-fill-seal technology, VPI filed an answer denying the complaint, asserted a counterclaim that the plaintiff's patent is invalid, noninfringed and unenforceable, and requested an award of costs and attorneys' fees. On April 6, 1999, the Court set a trial date of January 3, 2000. On May 3, 1999 the Court denied plaintiff's motion to strike VPI's claims of inequitable conduct in view of VPI's amended answer and counterclaim filed April 2, 1999. Pretrial discovery has commenced.

     On March 2, 1999, VPI commenced an action in the same Court against the plaintiff's sister company seeking a declaratory judgment that five other blow-fill-seal patents are invalid, non infringed and unenforceable and requesting an award of costs and attorneys' fees. On April 1, 1999, defendant made a motion to dismiss VPI's complaint claiming the Court lacked personal jurisdiction over the defendant and on April 16, 1999 VPI submitted its opposition to the motion. On April 21, 1999, the Court transferred this action to the judge handling the first action.

ITEM 4.

Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on March 3, 1999. At the meeting, each of the Board's nominees were re-elected to the Board. Shares were voted for the election of directors as follows:

                                        For                   Authority Withheld

      David J. Bershad                11,594,487                     106,087
      Anthony J. Dimun                11,594,487                     106,087
      Stuart Esslg                    11,584,487                     106,087
      Joseph Thomas                   11,594,487                     106,087
      Terence D. Wall                 11,594,487                     106,087
      C. Barry Wicker                 11,594,487                     106,087

Item 6.

Exhibits and Reports on Form 8-K

          a) Exhibits: 27.1 - Financial Data Schedule.

          b) Reports on Form 8-K filed during the quarter  ended March 31, 1999:
None.

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


                                         Date:  May 14, 1999