Form 10-Q
period 1999-06-30
VITAL SIGNS INC
filed 1999-08-12
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____to ______


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

          At August 2, 1999, there were 12,251,837 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                  Part I.

      Financial Information

      Item 1.   Financial Statements                                       1

                Consolidated Balance Sheet as of
                June 30, 1999 (Unaudited) and September 30, 1998           2

                Consolidated Statement of Income for the
                Nine Months Ended June 30, 1999 and 1998
                (Unaudited)                                                3

                Consolidated Statement of Income for the
                Three Months Ended June 30, 1999 and 1998
                (Unaudited)                                                4

                Consolidated Statement of Cash Flows for the
                Nine Months Ended June 30, 1999 and 1998
                (Unaudited)                                                5

                Notes to Consolidated Financial Statements
                (Unaudited)                                                6


      Item 2.   Management's Discussion and Analysis of
                Results of Operations and Financial Condition           7 - 13

      Item 3.   Quantitative and Qualitative Disclosure
                About Market Risk                                           13


                                    Part II.

      Item 1.   Legal Proceedings                                           14


      Item 6.   Exhibits and Reports on Form 8-K                            15


      Signatures                                                            16

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



                                        VITAL SIGNS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET

                                                      ASSETS
                                                                                            June 30,             September 30,
                                                                                              1999                    1998
                                                                                                      (In thousands)

                                                                                          (Unaudited)
Current Assets:
    Cash and cash equivalents                                                          $      4,477          $      2,600
    Marketable securities                                                                       ---                 2,157
    Accounts receivable, less allowance for doubtful accounts of $293 and $638
        respectively                                                                         21,475                17,837
    Inventory                                                                                24,162                19,322
    Prepaid expenses and other current assets                                                 4,632                 3,903
                                                                                       ------------          ------------
         Total Current Assets                                                                54,746                45,819

    Property, plant and equipment - net                                                      43,196                41,009
    Marketable securities and other investments                                              11,022                17,739
    Goodwill and other intangible assets                                                     34,786                25,495
    Deferred income taxes                                                                     1,506                 1,918
    Other assets                                                                              7,661                 6,206
                                                                                      -------------         -------------
         Total Assets                                                                  $    152,917          $    138,186
                                                                                       ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                   $      4,236          $      5,462
    Current portion of long-term debt                                                           432                 1,022
    Accrued expenses                                                                          4,951                 3,756
    Notes payable                                                                             6,854                   ---
                                                                                      -------------         -------------
         Total Current Liabilities                                                           16,473                10,240

Long term debt                                                                                2,181                 2,462
Other liabilities                                                                             4,452                 4,174
                                                                                       ------------          ------------
         Total Liabilities                                                                   23,106                16,876
                                                                                       ------------          ------------

Commitments and contingencies:
Minority interest in subsidiary                                                               3,913                  ---

Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares, outstanding
         12,251,837 and 12,628,194 shares, respectively                                      14,881                21,520
    Allowance for aggregate unrealized gain (loss) on marketable securities
                                                                                                (10)                   14
    Retained earnings                                                                       111,027                99,776
                                                                                       ------------          ------------
    Stockholders' equity                                                                    125,898               121,310
                                                                                       ------------          ------------
         Total Liabilities and Stockholders' Equity                                    $    152,917          $    138,186
                                                                                       ============          ============

                          (See Notes to Consolidated Financial Statements)



                                        VITAL SIGNS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (UNAUDITED)
                                                                                                 For the Nine Months Ended
                                                                                                         June 30,
                                                                                              1999                     1998
                                                                                       (In Thousands Except Per Share Amounts)

Net sales                                                                              $      96,124            $     95,089
Cost of goods sold                                                                            47,708                  46,954
                                                                                       -------------            ------------

Gross Profit                                                                                  48,416                  48,135

Operating expenses:
    Selling, general and administrative                                                       24,680                  28,746
    Research and development                                                                   4,506                   4,328
    Interest (income)                                                                           (187)                   (784)
    Interest expense                                                                             230                     307
    Other expense, net                                                                           222                      22
    Goodwill amortization                                                                        528                     602
    Special charge (see Note 6)                                                                  ---                   1,100
                                                                                       -------------            ------------

Income before provision for income taxes and minority interest in income of
    consolidated subsidiary                                                                   18,437                  13,814
Provision for income taxes                                                                     5,641                   4,314
                                                                                       -------------            ------------
Income before minority interest in income of consolidated subsidiary (see Note 7)
                                                                                              12,796                   9,500
Minority interest in income of consolidated subsidiary                                            60                     ---
                                                                                       -------------            ------------

Net income before cumulative effect of change in accounting principle                         12,736                   9,500

Cumulative effect of change in accounting principle (net of income tax effect of
    $803) (see Note 3)                                                                           ---                   1,524
                                                                                       -------------            ------------

Net income                                                                             $      12,736            $      7,976
                                                                                       =============            ============

Basic net income per share before cumulative effect of change in accounting
    principle                                                                          $        1.04            $        .75
                                                                                       =============            ============

Diluted net income per share before cumulative effect of change in accounting
    principle                                                                          $        1.03            $        .74
                                                                                       =============            ============

Cumulative effect of change in accounting principle per share                          $         ---            $        .12
                                                                                       =============            ============

Basic net income per share                                                             $        1.04            $        .63
                                                                                       =============            ============

Diluted net income per share                                                           $        1.03            $        .62
                                                                                       =============            ============

Basic weighted average number of shares                                                       12,286                  12,691
                                                                                       =============            ============

Diluted weighted average number of shares                                                     12,349                  12,769
                                                                                       =============            ============

                        (See Notes to Consolidated Financial Statements)


                                        VITAL SIGNS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF INCOME
                                                    (UNAUDITED)


                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                              1999                    1998

                                                                                     (In Thousands Except Per Share Amounts)

   Net sales                                                                          $      32,410           $     31,861
   Cost of goods sold                                                                        15,831                 15,856
                                                                                      -------------           ------------

   Gross Profit                                                                              16,579                 16,005

   Operating expenses:
       Selling, general and administrative                                                    8,464                  9,711
       Research and development                                                               1,615                  1,899
       Interest income                                                                          (15)                  (221)
       Interest expense                                                                          62                     69
       Other (income)/expense, net                                                               62                   (100)
       Goodwill amortization                                                                    176                    189
       Special charge (see Note 6)                                                              ---                  1,100
                                                                                      -------------           ------------

   Income before provision for income taxes and minority interest in income of
       consolidated subsidiary                                                                6,215                  3,358
   Provision for income taxes                                                                 1,791                    707
                                                                                      -------------           ------------
   Income before minority interest in income of consolidated subsidiary                       4,424                  2,651
   Minority interest in income of consolidated subsidiary
            (see Note 7)                                                                         60                    ---
                                                                                      -------------           ------------
   Net income                                                                         $       4,364           $      2,651
                                                                                      =============           ============

   Basic net income per share                                                         $         .36           $        .21
                                                                                      =============           ============

   Diluted net income per share                                                       $         .36           $        .21
                                                                                      =============           ============

   Basic weighted average number of shares                                                   12,155                 12,686
                                                                                      =============           ============

   Diluted weighted average number of shares                                                 12,246                 12,766
                                                                                      =============           ============



                         (See Notes to Consolidated Financial Statements)


                                        VITAL SIGNS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                              For the Nine Months Ended June 30,
                                                                                                1999                      1998
                                                                                                        (In thousands)
Cash Flows from Operating Activities:
   Net income                                                                                $ 12,736           $     7,976
   Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
     Cumulative effect of change in accounting principle                                          ---                 1,524
     Depreciation and amortization                                                              2,916                 2,751
     Decrease in income tax asset                                                                 412                   194
     Amortization of goodwill                                                                     528                   602
     Amortization of deferred credit                                                              (75)                  (75)
     Net loss on sales of available for sale securities                                            16                     2
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                                         (683)               (3,277)
         Increase in inventory                                                                 (2,736)                 (465)
         Decrease in prepaid expenses and other current assets                                    669                 5,099
         Increase in other assets                                                              (1,455)               (1,909)
         Decrease in accounts payable and accrued expenses                                     (2,150)               (1,380)
         (Decrease) increase in other liabilities                                                (363)                 (394)
                                                                                        --------------         -------------
         Net cash provided by operating activities                                              9,815                10,648
                                                                                        -------------          ------------

Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                                       6,854                13,881
     Purchases of available-for-sale securities and other investments                          (6,436)              (11,844)
     Acquisition of subsidiary, net of $2,344 of cash acquired                                 (2,256)                    0
     Acquisition of property, plant and equipment                                              (3,959)               (7,820)
     Other                                                                                        ---                  (311)
                                                                                        -------------          -------------
         Net cash used in investing activities                                                 (5,797)               (6,094)
                                                                                        --------------         -------------

Cash Flows from Financing Activities:
     Net reissuance (purchase) of treasury stock                                               (6,701)                  953
     Dividends paid                                                                            (1,485)               (1,571)
     Proceeds from short-term note payable                                                      6,854                     0
     Proceeds from exercise of stock options and warrants                                          62                    12
     Principal payments of long-term debt and notes payable                                      (871)               (2,708)
                                                                                        --------------         -------------
         Net cash used in financing activities                                                 (2,141)               (3,314)
                                                                                        --------------         -------------

Net increase in cash and cash equivalents                                                       1,877                 1,240
Cash and cash equivalents at beginning of period                                                2,600                 3,685
                                                                                        -------------         -------------
Cash and cash equivalents at end of period                                              $       4,477         $       4,925
                                                                                        =============         =============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the nine months for:
         Interest                                                                       $         228         $         349
         Income taxes                                                                           4,085                 1,747

Supplemental schedule of non cash investing activities:
     Accrued amounts relating to purchase of subsidiaries                               $         ---         $         600


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of June 30, 1999, the consolidated statement of income for the nine and three months ended June 30, 1999 and 1998 and the consolidated statement of cash flows for the nine months ended June 30, 1999 and 1998 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and 1998 and for all periods presented have been made.

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

4.     Statement  of  Financial   Accounting   Standards   No.  130   "Reporting
       Comprehensive Income" has not been applied since it is not material to the Company's financial statements.

5. The Company plans to adopt Statement of Financial Accounting Standards No. 131 "Disclosures about segments of an enterprise and related information" at September 30, 1999.

6. The Company decided during the 1998 third quarter to reduce its domestic sales force to approximately 90 sales personnel from approximately 180 sales personnel. This decision resulted in a pretax charge of $1.1 million, or $0.06 per share (net of tax).

7. Vital Signs acquired a 52% interest in Breas AB, a European manufacturer of personal ventilators for Obstructive Sleep Apnea (OSA) and other applications, for an aggregate investment of approximately $13 million of which $4.6 million was expended in 1999. Vital Signs has reflected the operations of Breas as a consolidated subsidiary for the month of June, 1999 with sales of $1,013,000. Breas for the month of June contributed net income after minority interest of $65,000 to Vital Signs' operating results for the three months and nine months ended June 30, 1999. For its fiscal year ended December 31, 1998 Breas reported sales of $10.9 million and net income of approximately $2 million.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

          This Quarterly Report on Form 10-Q contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company intends to caution investors that there are important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results could differ materially from such statements. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

          The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions  as a result  of (i)  competitive  factors  that  could  affect  the
Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's reduced sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new products and to control costs, (iv) technological change, including the
Company's ability to assure that its hardware and software are Year 2000 compliant, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) market acceptance of competitors' existing or new products, (vii) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10-Q), and (viii) healthcare reform and legislative and regulatory changes impacting the healthcare market.

Results of Operations

The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.


                                                                      Increase/(Decrease) From Prior Period
                                                                Three Months Ended              Nine Months Ended
                                                                   June 30, 1999                  June 30, 1999
                                                                   Compared With                  Compared With
                                                                Three Months Ended              Nine Months Ended
                                                                   June 30, 1998                  June 30, 1998
                                                            -------------------------------------------------------

     Net sales                                                            1.7%                           1.1%
     Cost of goods sold                                                   (.2)                           1.6
     Gross profit                                                         3.6                             .6
     Selling, general and administrative expense                        (12.8)                         (14.1)
     Research and development expenses                                  (15.0)                           4.1
     Income before provision for income taxes                            85.1                           33.5
     Provision for income taxes                                         153.3                           30.8
     Net income before cumulative effect of
         change in accounting principle                                  66.9                           34.1
     Net income                                                          64.6                           59.7
     Basic earnings per share                                            71.4                           65.1



                     COMPARISON: QUARTER ENDED JUNE 30, 1999
                         AND QUARTER ENDED JUNE 30, 1998


          Net sales for the quarter ended June 30, 1999 increased by 1.7% compared with the same period last year. The increase was due to unit increases offset by selling price declines and in part to the acquisition of Breas AB (see
Note 7). Prices on existing products declined on average approximately .9% in the three months ended June 30, 1999 when compared to the same period in 1998.

          Sales of anesthesia products, representing 48.4% of net sales grew 1.9% from the quarter ended June 30, 1998 despite selling price declines. Sales of critical care products, representing 19.3% of net sales decreased by 8.4% due to lower sales volume at Vital Pharma. Sales of respiratory products, representing 32.3% of net sales, increased by 8.6% due in part to the acquisition of a 52% interest in Breas AB effective June 1, 1999. Net sales in the 1999 third quarter declined by .9% over net sales in the 1999 second quarter largely as a result of seasonal fluctuations in the Company's respiratory products lines.

          While net sales increased in dollars by 1.7%, gross profit dollars increased by 3.6%. The increase in gross profit is primarily the result of the Company's cost improvement program. The Company's gross profit percentage for the quarter ended June 30, 1999 was 51.2% compared to 50.2% in the same time period of the last fiscal year.

          Selling, general and administrative expenses (S, G & A) decreased by $1,247,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, offset by $450,000 of S, G, & A expenses related to Breas AB in the current quarter.

          Research and development expenses ("R&D") decreased 15%, primarily due to higher R & D costs incurred in 1998 to complete certain projects in the prior year.

          Other expense, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, increased by $162,000 from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 primarily due to higher non-operational income in 1998.

          The Company's effective tax rates were 28.8% and 21.1% for the quarters ended June 30, 1999 and 1998, respectively. The rates for the three months ended June 30, 1999 and 1998 are less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings.

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 1999
                          AND NINE MONTHS JUNE 30, 1998


          Net sales for the nine months June 30, 1999 increased by 1.1% compared with the same period last year. The increase was due to unit increases offset by selling price declines and in part to the acquisition of Breas AB (see Note 7). Prices on existing products declined on average approximately 1.1% in the nine months ended June 30, 1999 when compared to the same period in 1998.

          Sales of anesthesia products, representing 48.1% of net sales grew 2.1% from the nine months ended June 30, 1998 despite selling price declines. Sales of critical care products, representing 19.4% of net sales increased by 1.8% due to the growth of The Validation Group. Sales of respiratory products, representing 32.5% of net sales, decreased by .8% due to decreased sales in the ABG product line.

          While net sales increased in dollars by 1.1%, gross profit dollars increased by only .6%. The small discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain product lines with gross margins below the Company's average gross margin. Additionally, the aforementioned price decline in existing products contributed to the gross margin decline. The Company's gross profit percentage for the nine months ended June 30, 1999 was 50.4% compared to 50.6% in the same time period of the last fiscal year.

          Selling, general and administrative expenses (S, G, & A) decreased by $4,066,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, representing a reduction in sales expenses of $4,880,000 in the current nine months. The acquisition of a 52% interest in Breas AB added $450,000 of S, G, & A expense for the month of June, 1999.

          Research and development expenses ("R&D") increased 4.1%, primarily due to higher R & D costs incurred in 1998 to complete certain projects in the prior year.

          Other expense, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, increased by $200,000 from the nine months ended June 30, 1998 to the nine months ended June 30, 1999.

          The Company's effective tax rates were 30.6% and 31.2% for the nine months ended June 30, 1999 and 1998, respectively. The rates for the nine months ended June 30, 1999 and 1998 are less than the federal and state combined statutory rate due to the utilization of deductions for tax return purposes which do not effect book earnings.

Liquidity and Capital Resources

          The Company continues to rely upon cash flow from its operations as well as the funds previously generated from its initial and secondary public offerings. During the nine months ended June 30, 1999, cash and cash equivalents and short-term marketable securities decreased by $280,000 and long-term marketable securities and other investments decreased by $6,717,000. During the period, $6,610,000 was expended to acquire approximately 380,000 of the Company shares of Common Stock pursuant to a previously announced buy-back plan and the Company paid dividends of approximately $1,485,000. The Company acquired a 52% interest in Breas AB for approximately $13 million of which $4.6 million was expended in 1999. The combined total of cash and cash equivalents, short-term marketable securities, long-term marketable securities and other investments was approximately $15.5 million at June 30, 1999 as compared to $22.5 million at September 30, 1998.

          At June 30, 1999, the Company had approximately $4.5 million in cash and cash equivalents. On that date, the Company's working capital was $38.3 million and the current ratio was 3.3 to 1, as compared to $35.6 million and 4.5 to 1 at September 30, 1998.

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

          The Company has a $15 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. The Company borrowed approximately $6,850,000 during the June 1999 quarter. The maximum maturity for the notes payable is 90 days. At maturity, the Company may renew its obligation fully or in part. The interest rates are below the U.S. prime rate.

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

          The Company has examined its products and systems to assess and minimize what problems may be encountered with regard to the Y2K issues and the Company's ability to transact business without interruption. The Company's primary focus on Y2K issues is to assure the ability to continue to provide safe and effective products to its customers and end users. A technical review of the Company's product lines addressing Y2K issues has been completed. None of the Company's single use products are affected by Y2K issues because their components do not include any form of microprocessor or clock. The Company has also inquired of its major suppliers of raw materials, as well as other suppliers and subcontractors to obtain their assurances that key raw materials sold to the Company will not be impacted by Y2K issues. Most of these suppliers advise that they are addressing Y2K issues, but none have made unqualified guarantees or warranties that they are or will be Y2K compliant. There can be no assurance that there will not be any interruption in supply of any raw materials or other products and services supplied to the Company.

          The Company has not as yet developed a formal contingency plan for addressing problems resulting from vendors and suppliers of goods and services who are not Y2K compliant and does not expect to develop a formal contingency plan. However, based upon the Company's Y2K issues compliance investigations, the Company believes that as to most of the raw materials, supplies and services used in its business, alternative means of supply would be available to the extent a supplier or vendor was unable to continue to provide such materials, supplies or services due to Y2K issues. Notwithstanding the foregoing, if the supply of face masks from Respironics, Inc. were interrupted as a result of Y2K issues (including, without limitation, Y2K issues relating to common carriers in transporting face masks from the place of manufacture in China), no assurance can be given that the Company could maintain the required supply of face masks in the quantity and at a cost that would not have a material adverse effect on the Company's business, including sale of compatible products. The Company will continue its communication with its suppliers, including Respironics, to address adverse consequence of Y2K issues. However, no assurance can be given with respect to suppliers' compliance progress. The Company's policy is to maintain a sufficient inventory of face masks and other components to lessen the impact of temporary interruptions.

          The Company began a process of upgrading its computer software approximately two years ago. While this effort was not undertaken in order to address Y2K issues, the need to upgrade the software occurred contemporaneously with an increased awareness of Y2K issues. The hardware and software components purchased or licensed by the Company in connection with the upgrade of the computer software were analyzed for Y2K issues compliance. The Company believes that when the new software is fully installed and operational, all material computer systems will be Y2K compliant. Certain components of the system have already been installed and are operating generally as anticipated. The Company anticipates that the software upgrade will be fully operational during the third quarter of calendar year 1999. Because the upgrade of the computer software was to address increases in volume, number of users and unsupported software, the Company has not ascribed any of these computer costs to Y2K issues compliance, but as capital expenditures made in the ordinary course of business. The aggregate amount of such capital expenditures to date is immaterial to the Company's operations and financial position. All such capital expenditures have been from the Company's working capital and additional expenditures for Y2K compliance are expected to come from working capital.

         Several of the Company's in-house manufacturing lines used to manufacture raw materials into component parts are controlled by equipment incorporating microprocessors. The Company also has certain other operating equipment which incorporate microprocessors. The Company has made inquiry of manufacturers and providers of certain key equipment and device contract companies and is upgrading certain equipment. The Company believes that the costs to upgrade such equipment are not likely to be material to the Company and would come from the Company's working capital, and that such other equipment material to the Company's operations will not be materially effected by Y2K issues.

THE ESTIMATES AND CONCLUSIONS HEREIN WITH RESPECT TO Y2K ISSUES ARE FORWARD-LOOKING STATEMENTS UNDER THE REFORM ACT AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS AND OF THE COMPANY'S REASONABLY LIKELY WORST CASE SCENARIO. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S ESTIMATES AND CONCLUSIONS AS A RESULT OF A NUMBER OF FACTORS INCLUDING THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL Y2K SENSITIVE ISSUES WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS, AND THE ABILITY OF THE COMPANY'S VENDORS, SUPPLIERS, PROVIDERS OF GOODS AND SERVICES AND CUSTOMERS TO BRING THEIR SYSTEMS INTO Y2K ISSUES COMPLIANCE. IF THE COMPANY'S EFFORTS TO ADDRESS Y2K ISSUES ARE NOT SUCCESSFUL, OR IF THE COMPANY'S VENDORS, SUPPLIERS AND CUSTOMERS DO NOT SUCCESSFULLY ADDRESS THESE ISSUES, THE COMPANY'S FINANCIAL CONDITION, OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY ADVERSELY AFFECTED.


Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Not Applicable

                                    Part II.

                                Other Information
Item 1.

Legal Proceedings:

               (a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1998, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

               (b) In a patent infringement action against the Company brought by Smith Industries Medical Systems, Inc. regarding manual resuscitators, the United States Court of Appeals for the Federal Circuit issued a decision in May, 1999 reversing the District Court's judgment of patent invalidity, vacating its judgement of non-infringement and remanding the case to the District Court for further proceedings, and in July, 1999 issued a further decision which clarified that the Court of Appeals' May, 1999 decision was applicable to all claims of the subject patent. The District Court has scheduled a hearing for further proceedings. The Company continues to believe that its manual resuscitators do not infringe the plaintiff's patent and will continue to vigorously defend the action.

               (c) In a patent infringement and theft of trade secrets action against Vital Pharma, Inc. (VPI), a Company subsidiary, brought by Weiler Engineering, Inc. in the United States District Court for the Southern District of Florida regarding blow-fill-seal technology, and in an action by VPI in the same Court against Automated Liquid Packaging, Inc., the plaintiff's sister company seeking a declaratory judgment that five other blow-fill-seal patents are invalid, non infringed and unenforceable and requesting an award of costs and attorneys fees, the parties have agreed to temporarily stay the proceedings.

               (d) In a patent infringement action in Japan by Terumo K.K. against a distributor of the Company's ABG syringe products, the Court indicated at a hearing on July 6, 1999 that, based on one exhibit submitted by the plaintiff, the ABG syringe products appear to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. The Court permitted the Company to introduce additional evidence in order to refute the exhibit at the next court hearing scheduled for August 30, 1999. On July 30, 1999, plaintiff filed its updated proof of damages of approximately $6.5 million, plus interest and costs. The Company will file an additional brief and further evidence in order to refute the exhibit referred to by the Court. The Company continues to believe that its ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action.

                    Predictions regarding legal proceedings constitute forward-looking statements under the Reform Act. The actual results could differ materially from the Company's predictions, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.




Item 6.

Exhibits and Reports on Form 8-K

         a)   Exhibits:    27.1  -  Financial Data Schedule.

         b)   Reports on Form 8-K filed  during the quarter ended June 30, 1999:
None.

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


                                       Date: August 11, 1999