Form 10-K
period 1999-09-30
VITAL SIGNS INC
filed 1999-12-10
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended September 30, 1999.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
     For the  transition  period  from_____________ to _____________

                         Commission File Number 0-18793
                         ------------------------------

                                VITAL SIGNS, INC.

             (Exact name of registrant as specified in its charter)

          New Jersey                                  11-2279807
(State or other jurisdiction of                  (I. R. S. Employer
 incorporation or organization)                 Identification Number)

            20 Campus Road, Totowa, New Jersey 07512; (973) 790-1330
             (Address and telephone number, including area code, of
                    registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act: none.

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

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

                            Yes |X|         No |_|

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting stock held by non-affiliates as of November 30, 1999 was approximately $135,503,511.

     Number of shares of Common  Stock  outstanding  as of  November  30,  1999:
12,297,519.

     Documents incorporated by reference: Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (Part III).

                                VITAL SIGNS, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Item 1     Business                                                            2

Item 2     Properties                                                         13

Item 3     Legal Proceedings                                                  13

Item 4     Submission  of  Matters  to a  Vote  of  Security                  14
           Holders

Item 4A    Executive Officers of the Registrant                               15

                                     PART II

Item 5     Market for the Registrant's Common Equity and
               Related Stockholder Matters                                    17

Item 6     Selected Financial Data                                            17

Item 7     Management's Discussion and Analysis of Results
               of Operations and Financial Condition                          19

Item 7A    Quantitative and Qualitative Disclosures About                     24
               Market Risk

Item 8     Financial Statements and Supplementary Data*                       25

Item 9     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            25

                                    PART III

Item 10    Directors of the Registrant                                        26

Item 11    Executive Compensation                                             26

Item 12    Security Ownership of Certain Beneficial Owners
               and Management                                                 26

Item 13    Certain Relationships and Related Transactions                     26

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                         27-28


*Financial Statements follow page ____25_______

                                     PART I

ITEM 1.  Business

Introduction

     Vital Signs, Inc. was initially incorporated in New York in 1972 and reincorporated in New Jersey in 1988. Unless otherwise indicated, all references in this Annual Report to the "Company" refer to Vital Signs, Inc., and its consolidated subsidiaries. References to "Vital Signs" refer solely to the parent company. Vital Signs' principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; its telephone number at that location is
(973) 790-1330.

     Vital Signs and its subsidiaries design, manufacture and market single-patient use medical products for the anesthesia, respiratory, critical care and emergency markets. A number of single-patient use products are increasing their share of the medical products market primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another. With the acquisition of Breas AB ("Breas") (see below), Vital Signs' product focus has been expanded into the sleep therapy and personal ventilation markets.

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

     In 1999, the Company completed an investment in Breas, a manufacturer of CPAP machines and personal ventilators based in Sweden. The Company owns a majority interest in Breas, with substantially all of the remaining minority interest held by Breas management. Breas has grown to be among the market leaders in its product categories in Europe through its own direct sales force in several European markets together with focused distributors. The Breas products were introduced to the South American and Asian markets in late 1999 by Vital Signs. The Company plans to introduce the Breas products in the United States once regulatory clearance has been achieved.

     For    additional     information    regarding    these    products,    see
"Business-Products."

     The Company's sells its anesthesia and respiratory/critical care products to hospitals in the United States through its own sales force. Sales of the Company's products internationally are largely through distributors, except in England where the Company maintains a direct sales force. The Company sells its emergency and alternate site/homecare products through third party distributors.

     This Annual Report on Form 10-K contains, and from time to time the Company expects to make, certain forward-looking statements regarding its business, financial condition and results of operations. The forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar import. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company intends to caution investors that there are important factors that could cause the Company's actual results to differ materially from those projected in its forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of the Company. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially from such statements. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

     The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors certain of which are outside of management's control, that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) cost containment pressures on hospitals and competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations,
(ii) slowdowns in the healthcare industry or interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new and improved products, and to control costs, (iv) technological change in medical technology and the Company's ability to assure that its hardware and software are Year 2000 compliant, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) intellectual property rights and market acceptance of competitors' existing or new products, (vii) adverse determinations arising in the context of regulatory matters (see "Regulation") or legal proceedings (see
Item 3 of this Annual Report on Form 10-K), (viii) the sufficiency of the Company's product liability insurance coverage, and (ix) healthcare reform and legislative and regulatory changes impacting the healthcare market, both domestically and internationally.

Acquisitions

     Historically, the Company has made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, the Company's acquisition strategy is focused upon the following principal objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory/critical care, emergency and homecare markets with the goal of expanding the products that can be sold by the Company's sales force, (ii) expansion to international markets, and (iii) acquiring unique research and development capabilities.

Principal Products

     The Company markets a wide variety of single-patient use anesthesia, respiratory/critical care, sleep therapy and emergency products. Its principal products are described below:

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

     INFUSABLE(R) Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter into the artery of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid-filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. The Company's patented INFUSABLE(R) disposable pressure infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a patented pressure gauge. The Infusable(R) also has a mesh netting into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system. The Infusable(R) is also used to deliver blood or fluids to a patient at a rapid rate; usually under trauma conditions.

     General Anesthesia Systems (GAS(TM)). The Company assembles and markets General Anesthesia Systems (generically considered customized anesthesia kits), which can include more than 20 products, such as air-filled cushion face masks, breathing circuits, blood pressure cuffs and temperature monitoring probes. In marketing the GAS(TM) kits, the Company's sales representatives use detailed questionnaires to assist in determining the particular products the hospital desires in its anesthesia kits. The Company then assembles GAS(TM) kit to meet the hospital's specific needs.

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

Respiratory and Critical Care Products:

     Manual Resuscitators. Manual resuscitators are ventilation devices which are squeezed by hand to force oxygen into a patient's lungs. They are used throughout the hospital in a variety of settings. For example, patients on a ventilator require the use of a resuscitator prior to tracheal suctioning procedures. Another use is in providing oxygen while transporting the patient between the operating room and other critical care units. In addition, resuscitators are typically placed strategically throughout the hospital to provide assistance to patients who have stopped breathing and require resuscitation.

     Code Blue(TM) The Company was the first to offer single-patient use manual resuscitators. The Company's Code Blue(TM) resuscitators are used in emergency situations and in a variety of medical procedures. Code Blue(TM) resuscitators are sold in different sizes for infants, children and adults. These resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections. Most reusable manual resuscitators are costly to sterilize and difficult to fully reassemble. In contrast, Code Blue(TM) resuscitators are relatively inexpensive, and already fully assembled.

     Pocket Blue(TM) Manual Resuscitators . The Pocket Blue(TM) was introduced at the end of 1999. It combines the utility of a manual resuscitation bag with the compact design of a pocket mask. This patented device offers first responders to a patient requiring CPR to perform the life-saving maneuver without worrying about contaminating either themselves or the victim.

     Babysafe(TM) Manual Resuscitators. The Company also offers a specialized line of infant resuscitation products (BabySafe(TM), PediBlue(TM) and BabyBlue(TM) resuscitators) used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe(TM) resuscitators offer the ability to adjust and limit the level of pressure that can be delivered during resuscitation. Oxygen can be delivered without the risk of barotrauma. Baby Safe(TM), PediBlue(TM) and BabyBlue(TM) resuscitators are available in a variety of configurations and sizes to meet the needs of infants and children.

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

     Gas-Lyte(R) and Quick-ABG(R). The Company offers a broad line of disposable arterial blood gas ("ABG") syringes and collection systems. Blood gas syringes are used to collect blood for blood gas analysis routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. The Company offers its ABG products in both standard configurations and in kits that are customized to meet a specific hospital's needs.

     SCT3000(TM) Heated Humidification Systems. The Company manufactures a set of products to provide a flow of warm moist air to patients who are at risk from loss of body temperature and drying of the lung linings. These products consist of an electronic humidifier, the SCT3000(TM) that utilize single use heated and non-heated wire breathing circuits as well as single use humidification chambers. In addition to their use in respiratory care, these products also have anesthesia applications.

     Continuous Positive Airway Pressure ("CPAP") Systems. The Company's face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. The Company's face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and attach the patient to a ventilator. The Company believes that its CPAP systems generally represent a significant advance in the treatment of Adult Respiratory Distress Syndrome (ARDS) and have been found to be clinically effective in the treatment of certain traumatic chest injuries postoperative atelectasis (collapse of the air sacs in the lungs and other disease states). The system consists of a compact flow generator connected to a dual-valved, air-filled cushion face mask. The face mask is attached to a single-patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lung, thus allowing for more oxygen to diffuse into the patient's blood system.

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

     VASCEZE(R) is a needleless, disposable, pre-filled vascular catheter flush device used with IV sets in the homecare and hospital market. Vasceze(R) is a one-piece design, manufactured using a "blow-fill-seal" process. Vasceze(R) is filled with either sodium chloride or heparin solutions. The product is uniquely designed to deliver a flush solution at pressures less than those of 10cc syringe and other flush devices. The Company is in the process of expanding its product offerings of the Vasceze(R) product line to accommodate systems that do not use needles.

     ACTAR(R) and INFANTRY(R) CPR Training Manikins. The Company manufactures a product line of patented cardiopulmonary resuscitation ("CPR") training manikins. ACTAR(R) manikins are made from four basic components -- a head, chest plate, compression piston and disposable lung. The Company also sells the INFANTRY(R) infant-size CPR training manikins. While maintaining the necessary features and anatomical landmarks for CPR practices, ACTAR(R) and INFANTRY(R) manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

     Broselow/Hinkle(TM) Pediatric Emergency System. The Broselow/Hinkle(TM) pediatric emergency system is the product of extensive clinical efforts by James Broselow, M.D., and Alan Hinkle, M.D., which takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to the Company, consists of: a tape measure having eight color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. With this system, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time. The Broselow/Hinkle(TM) pediatric emergency system may also be sold to the pediatrician office market.

SLEEP THERAPY AND PERSONAL VENTILATION PRODUCTS:

     The Breas product line includes the following:

     PV100 Nasal CPAP. The PV100 is a nasal CPAP device used to treat patients suffering from sleep disorders; most typically, obstructive sleep apnea ("OSA"). It delivers continuous positive airway pressure to patients in order to keep their airway open during sleep. This treatment regime has proven to be an effective method of caring for OSA patients.

     PV102 CPAP. The PV102 produces continuous positive airway pressure with a series of additional features not available in the PV100.

     PV401 Bi-Level Ventilator. The PV400 series ventilator supports the ventilation needs of patients suffering from, among other things, respiratory insufficiency. Patients benefiting from the PV401/3 may include neuromuscular weakened duchene's disease and paralysis, to name a few.

     PV501 Ventilator. The PV501 is a fully functioning ventilator. This life-sustaining device may be used on home ventilator patients as well as the less acute, longer term vent patients that remain inside a hospital. This ventilator is a cost effective alternative to the rather narrow range of competitive products currently available in this field.

OEM AND OTHER ACTIVITIES:

Thomas Medical Products.

     Thomas Medical Products, Inc. ("TMP") is an OEM manufacturer and contract development organization which is driven by significant scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their product or as part of surgical kits. TMP sells to many of the major cardiovascular and critical care device manufacturers.

Vital Pharma, Inc.

     Vital Pharma, Inc. ("Vital Pharma") was acquired in January 1996. Vital Pharma's principal focus is utilization of the Company's expertise in blow-fill-seal technology for manufacturing the Vasceze(R) product line and for third party contract packaging customers that require sterile packaging (primarily pharmaceutical and medical device manufacturers).

     The Validation Group, provides consulting services to companies engaged in the manufacture of medical devices and pharmaceuticals, mainly in the area of compliance with regulations promulgated by the Food and Drug Administration. The Validation Group's employees includes a professional staff with extensive knowledge and industry experience involving FDA manufacturing requirements.

Market Data

     The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of net sales--continuing product lines represented by the Company's anesthesia products, respiratory/critical care products, and sleep therapy products:

                                         YEAR ENDED SEPTEMBER 30,
                            ---------------------------------------------------
                                  1999             1998               1997
                            ---------------   ---------------   ---------------
                            AMOUNT      %     AMOUNT      %     AMOUNT      %
                            ------   ------   ------   ------   ------   ------
                                      (DOLLARS IN MILLIONS

ANESTHESIA                  $ 61.0     46.8   $ 61.3     49.7   $ 56.2     54.2
RESPIRATORY/CRITICAL CARE     64.6     49.6     62.0     50.3     47.1     45.8
SLEEP THERAPY                  4.7      3.6     --       --       --       --
                            ======   ======   ======   ======   ======   ======
TOTAL                       $130.3      100%  $123.3      100%  $103.3      100%
                            ======   ======   ======   ======   ======   ======

Sales, Marketing and Customers

     The Company's sells its anesthesia and respiratory/critical care products to hospitals in the United States through its own sales force. The Company also uses national distributors, such as Cardinal, Owens & Minor and McKesson/General Medical, approximate 32% of sales for fiscal 1999 to deliver the products to the hospital.

     In each of the fiscal years 1999, and 1998, one of the large national distributors represented approximately 13% of net sales. The same customer represented approximately 17% and 16% of outstanding accounts receivable at September 30, 1999 and 1998 respectively.

     The Company utilizes independent distributors in the United States and internationally for its Actar(R) CPR training manikins and other emergency care products.

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

     As have other providers within the medical and healthcare industries, the Company has been challenged with the rising purchasing power of buying groups such as Premier Purchasing Partners, Novation, Tenet, Columbia Healthcare and others. While the Company has been successful in signing an agreement with Premier for a broad range of anesthesia products and certain respiratory/critical care products, Tenet for both anesthesia and respiratory/critical care products, Columbia for its ABG products and other buying groups, no assurances can be given as to the Company's ability to secure other contracts or as to the impact of such contracts on the Company.

International Sales

     For the year ended September 30, 1999, international sales accounted for approximately 17% of net sales as compared with approximately 12% during fiscal 1998 and approximately 10% during fiscal 1997.

     Historically, the Company has sold its products in European and other international markets through distributors. However, approximately five years ago the Company sought expansion in Europe by establishing a direct sales organization in the United Kingdom. The Company has 8 international sales managers and has built a network of over 160 independent distributors to sell the Company's anesthesia, respiratory, critical care and emergency products in major international markets.

     It is the Company's intention to augment the international sales effort through strategic alliances wherever possible, although no assurance can be made that any such alliances can be completed.

Research and Development

     The Company regards the element of innovation in its product line to be an essential part of its overall success. The principal focus of the Company's research and development effort is to develop product solutions to problems experienced by healthcare professionals. The Company's development activities are directed toward expanding our product offering in anesthesia, respiratory/critical care, emergency and sleep products. The principal activity is new patentable products as well as improvements to existing products. Moreover, the internal research and development ("R&D") staff maintains collaborative relationships with external professionals.

     During fiscal 1999, the Company completed and launched the Pocket Blue(TM), (described above), CUFF-ABLE Plus(R) an antimicrobially treated single patient blood pressure cuff and ASPIRATOR PLUS(TM), an arterial sampling syringe with an improved method of venting the air out of the blood sample. Improvements to the Company's Code Blue(TM) product and PEEP valves and Aspirator ABG products were introduced as a result of internal development efforts.

     Development continued during 1999 on VASCEZE(R). Although VASCEZE(R) was commercially available in 1999, the addition of a needleless valve compatible product was an area of focus for the R&D team with sales roll out expected in 2000.

     The R&D team also made progress during 1999 in the design of a pharyngeal airway device intended to allow easy insertion without the use of a laryngoscope blade. This project offers the Company the opportunity to market a product well suited for their sale force call pattern, while facing a minimal number of smaller existing competitors.

     The Company expects to continue to rely in part on its internal staff and on outside professionals to perform research and development in our focused areas.. The Company's research and development expenses aggregated $3,869,000, $5,715,000 and $5,810,000 respectively, for fiscal 1997, 1998 and 1999.

Medical Director

     The Company utilizes Bernard Wetchler, M.D. as its Medical Director. Dr. Wetchler is Clinical Professor of Anesthesiology at the University of Illinois College of Medicine, as well as Vice President, World Federation of Societies of Anaesthesiologists; and past President of: the American Society of Anesthesiologists; the Society for Ambulatory Anesthesia; and the Illinois Society of Anesthesiologists.

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

Manufacturing and Quality Control

     General

     The Company's facilities in Totowa, New Jersey; Englewood, Colorado; Burnsville, Minnesota and Malvern, Pennsylvania, are the principal manufacturing locations for the Company's products, including anesthesia breathing circuits, filters, blood pressure cuffs, infusables, ABG syringes, heated humidification circuits, nebulizers, manual resuscitators and introducers.. The Company performs extrusion, corrugation, molding, assembly, testing, packaging and shipping in these locations. In some instances, plastic components incorporated in certain products are molded to the Company's specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by the Company. The Company's suppliers typically are presented with written specifications to assure that components are manufactured in conformity with the Company's design.

     Given the ultimate use of many of the Company's products within the operating room and critical care units of hospitals, the Company conducts quality control testing in all of its facilities.

Substantially all such testing is subject to governmental regulation. Pursuant to United States Food and Drug Administration ("FDA") regulations, the Company is required to maintain records of all raw materials received and used in the manufacturing process along with complete histories of all devices manufactured. See "Regulation."

     Significant Suppliers

     In 1980, the Company acquired the rights to its air-filled cushion face mask through a collaboration arrangement with Respironics, Inc. ("Respironics"). Face masks are used in a variety of the Company's circuits and are sold individually to customers. The Company purchases its face masks from Respironics, a single source which manufactures the face mask in the People's Republic of China. The Company's supply agreement with Respironics requires Respironics to supply air-filled cushion face masks of various specifications to the Company on an exclusive basis for anesthesia purposes, and obligates the Company to purchase all of its anesthesia face masks from Respironics as long as Respironics is the low cost supplier. The Company has had a series of supply agreements with Respironics for many years. The current supply agreement with Respironics was renewed in 1999 to extend its term until 2006, with an additional option to further extend the term of the agreement through 2011, providing the Company with a secure supplier relationship on this key product.

     If the supply of face masks from Respironics should be interrupted for any reason, the Company would seek to find alternative suppliers of face masks. In such event, the Company may experience disruption in its business. No assurance can be given that, in the event of such an interruption or cessation, the Company could, in fact, maintain its required supply of face masks in a quantity and at a cost that would not have a material adverse effect on the business and operating results of the Company. The Company's policy is to maintain a sufficient stock of face masks to lessen the impact of any temporary production or supply disruption.

Sales Backlog

     The Company's objective is to ship all orders within relatively short time frames.

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

     The Company's competitive environment can be characterized as fragmented, often with many different companies competing with regard to a specific product. As a result, the Company's competition varies from product to product but includes a number of competitors with substantially greater resources. The Company's primary competitors include SIMS Portex, Inc., a subsidiary of Smith Industries, PLC (face masks, breathing circuits, resuscitators, nebulizers, ABG kits, anesthesia kits and closed suction products), Baxter International Inc., (breathing circuits and anesthesia kits), King Systems (face masks and anesthesia circuits), and Critikon, Inc. (blood pressure cuffs), Respironics, Inc. (CPAP and ventilators), Resmed, Inc. (CPAP) and Mallinckrodt, Inc. (CPAP and ventilators).

Regulation

     As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company sells its products. The Company must comply with a variety of regulations, including the Quality System Regulations ("QSR") of the FDA, and is subject to periodic inspections by the FDA and applicable state and foreign agencies. Enforcement of QSR requirements has increased significantly in recent years, and the FDA has publicly stated that compliance would be more strictly scrutinized. If the FDA believes that its regulations have not been fulfilled, it may invoke extensive enforcement powers. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to receive pre-market clearances or approvals, withdrawal of approvals and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

     Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with QSR requirements. Class II devices are subject to the same controls as Class I and also may be subject to specific controls (for example; design controls, performance standards, post market surveillance, patient registries and FDA guidelines) and can be subject to pre-market notification (510k"). Class III devices are those devices for which pre-market approval ("PMA") (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness.

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

Patents

     At September 30, 1999, the Company owned or licensed 122 domestic and foreign patents. The Company has filed certain patent applications and continues its efforts to acquire and develop patented products. While the Company believes that the ownership of patents is not critical to its ability to compete with respect to most of the products in its product line, the Company has, however, pursued patent protection when in the reasonable judgment of management such efforts may tend to provide the Company with competitive advantages.

Employees

     At September 30, 1999, the Company had 1,064 full-time employees and 24 part-time employees. The Company believe that its relations with its employees are satisfactory.

Item 2. Properties

     The Company's executive offices, principal manufacturing plant and principal warehouse facilities are located in Totowa, New Jersey. These facilities, consisting of approximately 154,000 square feet, are owned by the Company. The Company also owns manufacturing, warehouse and office space in Englewood, Colorado consisting of 88,000 square feet and also owns the facility utilized by Vital Pharma consisting of 13,600 square feet in Riviera Beach, Florida. The Company's other substantial facilities -- approximately 35,000 square feet in Burnsville, Minnesota; 26,000 square feet in Aurora, Colorado; 20,000 square feet in Malvern, Pennsylvania; and 18,000 square feet in Orange, California -- are leased by the Company. The Company also leases office, assembly and warehouse space in Riviera Beach, Florida, Conshohocken,
Pennsylvania and in Barnham, the United Kingdom. Breas currently leases approximately 11,500 square feet in Molndal, Sweden, and expects to move during 2000 to a new facility of approximately 26,000 square feet being constructed on land owned by Breas in Molndal, Sweden.

Item 3. Legal Proceedings

     In October 1997, the U.S. District Court in the Northern District of Illinois entered a judgment in favor of the Company in a patent infringement action brought by Smith Industries regarding manual resuscitators. The Court found that the Smith Industries patent to be invalid and that the Company's products did not infringe. In May 1999, the U.S. Court of Appeals for the Federal Circuit reversed the U.S. District Court's judgment of invalidity, vacated the judgment of non infringement and remanded the case to the U.S. District Court for further proceedings, and in July 1999 clarified that its earlier decision was applicable to all claims of the subject patent. On remand, the U.S. District Court has received briefs from the parties as to what further proceedings should occur and has referred the case to a federal magistrate to conduct settlement discussions scheduled to be held in February 2000. The Company continues to believe that its manual resuscitators do not infringe the plaintiff's patent and will continue to vigorously defend the action.

     In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest's ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appear to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. In subsequent court hearings, both parties have filed additional briefs as to whether or not the exhibit referred to by the Court proves infringement and the Court has requested a response to plaintiff's proof of damages. The Company continues to believe that Marquest ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action.

     In January 1999, an action was commended in the U.S. District Court for the Southern District of Florida by a competitor of Vital Pharma, Inc. ("VPI"), a Company subsidiary, for patent infringement and theft of trade secrets involving blow-fill-seal technology. VPI filed an answer denying the complaint, asserted a counterclaim that the plaintiff's patent is invalid, noninfringed and unenforceable, and requested an award of costs and attorneys fees. In May 1999, the Court denied the plaintiff's motion to strike VPI's claims of inequitable conduct in view of VPI's amended answer and counterclaim. Pretrial discovery was commenced, but the parties have agreed to temporarily stay the proceedings to discuss possible settlement.

     In March 1999, VPI commenced an action in the same Court against the plaintiff's sister company seeking a declaratory judgment that five other blow-fill-seal patents are invalid, non infringed and unenforceable and requesting an award of costs and attorneys fees. In April 1999, the defendant made a motion to dismiss VPI's complaint claiming the Court lacked personal jurisdiction over the defendants and VPI submitted its opposition to the motion. In April 1999, the Court transferred this action to the judge handling the action referenced above. The parties have agreed to temporarily stay the proceedings to discuss possible settlement. The Company will continue to vigorously defend such action, and will continue to pursue the Company's claims against the competitor in the companion action if a settlement is not reached.

     The Company is also involved in other legal proceedings arising in the ordinary course of business.

     The Company cannot predict the outcome of its legal proceedings with certainty. However, based upon its review of pending legal proceedings, the Company does not believe the ultimate disposition of its pending legal proceedings will be material to its financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements under the Reform Act. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 4A. Executive Officers of the Registrant

     The Company's executive officers are as follows:

     NAME                   AGE*   POSITIONS WITH THE COMPANY

     Terence D. Wall         58    President, Chief Executive Officer and
                                   Director

     Anthony J. Dimun        56    Executive Vice President, Chief Financial
                                   Officer, Treasurer and Director

     Dennis Fenstermaker     53    Vice President - Manufacturing

     Christian Malmqvist     48    Vice President - International Operations

     Daniel L. Reuvers       36    Vice President - Marketing and Group Sales

     Scott L. Spitzer        48    Vice President, General Counsel and Secretary

     Barry Wicker            59    Executive Vice President -Sales and Director

* As of September 30, 1999.

     Terence D. Wall founded the Company in 1972 and has been President, Chief Executive Officer and a director of the Company since that time. He has also invested in and serves on the Board of Directors of certain healthcare businesses, including Bionx Implants, Inc., a manufacturer of bioabsorbable medical devices for orthopedic and other applications ("Bionx"). He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975. For the foreseeable future, the Company will remain dependent upon the efforts of Mr. Wall. The Company does not maintain key man life insurance on Mr. Wall's life.

     Anthony J. Dimun, a certified public accountant, has been a director of the Company since August 1987. On March 1, 1991, Mr. Dimun became an Executive Vice President and the Chief Financial Officer of the Company and on March 1, 1991 he became the Treasurer of the Company. Mr. Dimun is also a shareholder and Board member of EchoCath, Inc. and Bionx Implants, Inc. From July 1989 through February 1991, he served as Senior Vice President of First Atlantic Capital Ltd., a United States affiliate of an international merchant banking group. From 1978 until August 1987, he was a partner in the accounting firm of Goldstein Golub Kessler LLP, which has examined the Company's financial statements for more than the past five years. He served as a senior audit manager with Ernst & Whinney (a predecessor of Ernst & Young) prior to joining Goldstein Golub Kessler LLP, in 1976. He received a Bachelor of Science degree from Rider University in 1965.

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

     Christian Malmqvist joined the Company in July, 1995 as Vice President International Operations. Prior to joining the Company he held various sales and marketing positions with Ohmeda, Inc., a healthcare supplier serving the anesthesia and critical care fields, during a 17 year tenure. Mr. Malmqvist has a masters degree in Business Administration from Stockholm University and a Bachelor's degree in Business Administration from Lund University (Sweden).

     Dan Reuvers joined the Company in 1987. He has served virtually all sales related functions over the last 12 years, including Vice President of Sales and his current position of Vice President of Marketing and Group Sales. In addition to his experience at Vital Signs, Mr. Reuvers previously served as Director of Sales for a start-up respiratory equipment company.

     Scott Spitzer joined the Company in 1998 as Vice President and General Counsel. On March 3, 1999, Mr. Spitzer became the Secretary of the Company. Prior to joining the Company, he has held legal positions for 22 years including as Senior Director and Senior Counsel of United States Surgical Corporation from 1991 to 1998; Vice President, General Counsel and Secretary of Balfour Maclaine Corporation (an American Stock Exchange listed trading company); Assistant Vice President of First Boston Corporation (an investment banking company); and Senior Attorney at the American Stock Exchange. Mr. Spitzer graduated Magna Cum Laude with a Bachelor of Arts degree in Government and Law from Lafayette College in 1973, received a masters degree from the Cornell University Graduate School of Business and Public Administration in 1976 and received a law degree from the Cornell University Law School in 1977.

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

                                                                   DIVIDEND PER
                                              HIGH          LOW       SHARE

Fiscal Year Ended September 30, 1998:

     Quarter ended December 31, 1997         $21          $17 1/4      $.04
     Quarter ended March 31, 1998             22 5/8       18 1/16      .04
     Quarter ended June 30, 1998              22 1/8       16 5/18      .04
     Quarter ended September 30,1998          20 1/2       15 1/4       .04

Fiscal Year Ended September 30, 1999:

     Quarter ended December 31, 1998:        $17 1/2      $14 1/2      $.04
     Quarter ended March 31, 1999             20           17 1/8       .04
     Quarter ended June 30, 1999              21 1/2       17 1/4       .04
     Quarter ended September 30,1999          22 1/8       19           .04

     As of September 30, 1999, there were approximately 444 holders of record of the Common Stock.

     During Fiscal 1999, the Company declared and paid cash dividends of $.16 per share. Payment of cash dividends in the future will depend upon the financial condition, capital requirements, loan agreement restrictions and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

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

                          VITAL SIGNS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                              YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                1999       1998        1997       1996      1995
                                                              ----------------------------------------------------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales--continuing product lines                           $130,304   $123,335   $103,271   $ 89,539   $ 87,651
Net sales - product line disposed (1)                             --         --         --          808      1,902
Cost of goods sold                                              63,938     60,288     48,610     38,035     38,279
                                                              --------   --------   --------   --------   --------
Gross profit                                                    66,366     63,047     54,661     52,312     51,274
                                                              --------   --------   --------   --------   --------
Operating expenses:
   Selling, general and administrative                          33,258     36,513     27,186     23,491     23,629
   Research and development                                      5,810      5,715      3,869      3,595      3,865
   Interest (income)                                              (500)      (893)    (2,242)    (2,508)    (2,406)
   Interest expense                                                377        399        537        346        382
   Special charges                                                --        1,100      6,700       --         --
   Other (income) expense (Notes 1, 10 and                         457        815        844     (1,635)       162

   Goodwill amortization                                           796        700        862        643        354
                                                              --------   --------   --------   --------   --------
                                                                40,198     44,349     37,756     23,932     25,986
                                                              --------   --------   --------   --------   --------
Income before provision for income taxes and
   minority interest in income of                               26,168     18,698     16,905     28,380     25,288
   consolidated subsidiary
Provision for income taxes                                       8,012      5,698      5,619      9,591      9,154
                                                              --------   --------   --------   --------   --------
Income before minority interest in income of
    consolidated subsidiary (see Note 7)                        18,156     13,000     11,286     18,789     16,134
Minority interest in income of consolidated
    subsidiary                                                     220       --         --         --         --
                                                              --------   --------   --------   --------   --------
Income from continuing operations                               17,936     13,000     11,286     18,789     16,134
                                                              --------   --------   --------   --------   --------
Discontinued Operations (Note 1):
    Income (loss) from operations of Vital
       Pharma Machine Division (net of
       income taxes of ($265), $59 respectively                   (590)       135       --         --         --
                                                              --------   --------   --------   --------   --------

Income before cumulative effect of change in
   accounting principal                                         17,346     13,135     11,286     18,789     16,134
                                                              --------   --------   --------   --------   --------
Cumulative effect of change in accounting
   principle (net of income taxes of $803)
   (Note 1)                                                       --        1,524       --         --         --
                                                              --------   --------   --------   --------   --------
   Net Income                                                 $ 17,346   $ 11,611   $ 11,286   $ 18,789   $ 16,134
                                                              ========   ========   ========   ========   ========
Earnings per Common Share:
Basic income per share from continuing operations             $   1.46   $   1.03   $    .88   $   1.44   $   1.24
                                                              ========   ========   ========   ========   ========
Diluted income per share from continuing  operations          $   1.46   $   1.02   $    .87   $   1.43   $   1.24
                                                              ========   ========   ========   ========   ========

Cumulative effect of discontinued operations per share        $   (.04)  $    .01   $   --     $   --     $   --
                                                              ========   ========   ========   ========   ========

Cumulative effect of change in accounting
    principle per share                                       $   --     $   (.12)  $   --     $   --     $   --
                                                              ========   ========   ========   ========   ========
Basic net income per share                                    $   1.42   $    .92   $    .88   $   1.44   $   1.24
                                                              ========   ========   ========   ========   ========
Diluted net income per share                                  $   1.41   $    .91   $    .87   $   1.43   $   1.24
                                                              ========   ========   ========   ========   ========
Basic weighted average number of shares                         12,250     12,665     12,881     13,045     12,991
                                                              ========   ========   ========   ========   ========
Diluted weighted average number of shares                       12,325     12,746     12,953     13,146     13,053
                                                              ========   ========   ========   ========   ========

----------
1 The Company disposed of its endoscopic product line during Fiscal 1996 and has reflected net sales of that product line as a separate line item in the table set forth above.

                                                 -----------------------------------------------------------
                                                                       SEPTEMBER 30,
                                                 -----------------------------------------------------------
                                                   1999       1998       1997          1996       1995
Balance Sheet Data:
Working capital:                                 $ 41,791   $ 35,579   $ 38,102 (2)  $ 44,820    $32,885 (3)
Total assets                                      157,310    138,186    136,948       123,756    110,421
Long-term debt, excluding current installments      2,179      2,462      5,529         2,700      3,200
Total stockholders' equity                        131,240    121,310    112,229       110,239     92,645

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of income.

                        INCREASE (DECREASE) FROM
                                                           PREVIOUS YEAR
                                                  ----------------------------
                                                   FISCAL 1999    FISCAL 1998
                                                  COMPARED WITH  COMPARED WITH
                                                   FISCAL 1998    FISCAL 1997
                                                  ----------------------------

Net sales                                             5.7%            19.4%
Cost of goods sold                                    6.1%            24.0%
Gross profit                                          5.3%            15.3%
Selling, general and administrative expenses         (8.9%)           34.3%
Research and development expenses                     1.7%            47.7%
Income from continuing operations before
provision for income taxes and minority
interest in income of consolidated subsidiary        40.0%            10.6%
Provision for income taxes                           40.6%             1.4%
Net income                                           49.4%             2.9%

Fiscal 1999 Compared to Fiscal 1998

     Net sales for the year ended September 30, 1999 increased by 5.7% compared with the same period last year. The increase was largely attributable to sleep/ventilators product line resulting from the acquisition of a controlling interest in Breas AB, 1.0% increase in respiratory/critical care products, and an 11.5% increase at Thomas Medical Products, Inc. ("TMP").

----------
2 The decrease in working capital and increase in long-term debt in Fiscal 1997 is due primarily to the acquisition of Marquest Medical Products, Inc. and the acquisition of shares pursuant to a previously announced stock buyback.


3 The reduction in working capital in Fiscal 1995 is primarily attributable to certain marketable securities which are not classified as current assets.

     While net sales increased by 5.7%, gross profit increased by 5.3% in absolute dollar amount. The discrepancy between the increase in sales and the increase in gross profit is primarily due to higher margin products resulting from the acquisition of Breas. The effect of the sales price pressures was offset primarily by the Company's cost reduction program. On a consolidated basis the Company's gross profit percentage for the year ended September 30, 1999 was 50.9% compared to 51.1% in the same time period of the last fiscal year.

     Selling, general and administrative expenses (S, G & A) decreased by $3,255,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, representing a reduction in sales expenses of $5,372,000 for the year ended September, 1999 offset by $1,765,000 of S, G, & A expense reported by Breas AB for the four months included in the year ended September, 1999.

     Research and development expenses ("R&D") increased 1.7%, largely due to the continued effort to expand the VASCEZE(R) product line and the R & D efforts of Breas AB. The Company continues to make an active commitment to new product development.

     Other expense, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items, decreased by $358,000 from the year ended September 30, 1998 to the year ended September 30, 1999 due to lower litigation expenses in 1999.

     In the fourth quarter of 1999, the Company made a decision to divest the Blow-Fill-Seal machine fabrication business within the Vital Pharma operation resulting in a loss of $.04 per share in 1999.

     The Company's effective tax rates were 30.6% and 30.5% for the years ended September 30, 1999 and 1998 respectively. The rate for the year ended September 30, 1999 is less than the federal and state statutory rates due to the utilization of deductions for tax return purposes which do not effect book earnings.

     For  information  regarding a change in accounting  principle in 1998,  see
Note 1 of the Notes to the Company's Consolidated Financial Statements.

Fiscal 1998 Compared to Fiscal 1997

     Net sales for the year ended September 30, 1998 increased by 19.4% compared with the same period last year. The increase was attributable to an 11.6% increase in anesthesia products, a 19.9% increase in respiratory products, primarily due to the acquisition of Marquest Medical Products, Inc. ("Marquest").

     While net sales increased by 19.4%, gross profit increased by 24.0% in absolute dollar amount. The discrepancy between the increase in sales and the increase in gross profit is the result of higher sales of certain products with gross margins below the Company's average gross margin (primarily sales of Marquest products and the increase in activity at VPI). The effect of the sales price pressures resulted in a decline in gross margins. On a consolidated basis the Company's gross profit percentage for the year ended September 30, 1998 was 51.1% compared to 52.9% in 1997.

     Selling, general and administrative expenses increased by 34.3% in dollar amount, as the result of the acquisition of Marquest, increases in costs to support international sales growth, the increased activity at VPI and an increase in the Company's domestic sales force. The domestic sales force was doubled in late fiscal 1997 to take advantage of the respiratory product lines acquired in the Marquest Medical Products acquisition and to increase participation in dual source group purchasing contracts. While the two primary objectives were met in the first half of 1998, the cost of maintaining the second sales force (approximately $5.7 million in 1998) was no longer justified from financial perspective. Accordingly, in the third quarter of fiscal 1998, the Company decided to reduce the sales force to slightly above its early 1997 level and took a one-time charge of $1,100,000 to cover the costs associated with the reduction.

     R & D increased 47.7%, largely due to an expanded effort to complete the Vasceze(R) and Isocath(R) product lines.

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

     For  information  regarding a change in accounting  principle in 1998,  see
Note 1 of the Notes to the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company continues to rely upon cash flow from its operations as well as the funds remaining from its initial and second public offerings. During the year ended September 30, 1999, cash and cash equivalents and short-term marketable securities increased by $1,898,000 and long-term marketable securities and other investments decreased by $6,733,000. Capital expenditures of $7,533,000 were made to improve efficiencies and support new business opportunities. Approximately $13 million ($5,500,000 during the year ended September 30, 1999) was expended to acquire Breas AB. In addition, $5,493,000 of treasury stock was acquired pursuant to a previously announced buy-back plan, and the Company paid $1,975,000 of dividends during Fiscal 1999. The combined total of cash and cash equivalents, short-term marketable securities was $7,222,000 and together with other long-term investments aggregated $17,661,000 at September 30, 1999 as compared to $22,496,000 at September 30, 1998.

     The Company manages its cash flow by investing in marketable securities and, from time to time, supplementing its portfolio by making investments in privately held healthcare companies. The aggregate investment in long term marketable securities and other investments as of September 30, 1999 was $11,006,000 (see Note 5 to the Company's Consolidated Financial Statements).

     At September 30, 1999, the Company had $6.7 million in cash and cash equivalents. On that date, the Company's working capital was $41.8 million and the current ratio was
3.7 to 1, as compared to 4.5 to 1 at September 30, 1998.

     The Company's current policy is to retain working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, and product and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

     The Company has a $15 million line of credit with Chase Manhattan Bank ("Chase"). The outstanding amount on this line of credit was $4,850,000 at September 30, 1999. Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

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

     The Company has examined its products and systems to assess and minimize what problems may be encountered with regard to the Y2K issues and the Company's ability to transact business without interruption. The Company's primary focus on Y2K issues is to assure the ability to continue to provide safe and effective products to its customers and end users. A technical review of the Company's product lines addressing Y2K issues has been completed. None of the Company's single use products are affected by Y2K issues because their components do not include any form of microprocessor or clock. In order to determine the potential impact of Y2K issues on the Company's products, the Company has inquired of its suppliers or subcontractors, as appropriate, to obtain an understanding that products will not be affected by Y2K issues. Most of these companies have been aware of this problem for several years and have advised that they have been working to prevent disruption in the goods and service they provide to customers.

     The Company has not developed a formal contingency plan for addressing problems resulting from vendors and suppliers of goods and services who are not Year 2000 compliant. However, based upon the Company's Y2K issues compliance investigations, the Company believes that as to most of the raw materials, supplies and services used in its business, alternative means of supply would be available to the extent a supplier or vendor was unable to continue to provide such materials, supplies or services due to Y2K issues. Notwithstanding the foregoing, if the supply of face masks from Respironics, Inc. were interrupted as a result of Y2K issues (including, without limitation, Y2K issues relating to common carriers in transporting face masks from the place of manufacture in China), no assurance can be given that the Company could maintain the required supply of face masks in the quantity and at a cost that would not have a material adverse effect on the Company's business, including sale of compatible products. The Company will continue its communication with its suppliers including Respironics to address adverse consequence of Y2K issues. However, no assurance can be given and the Company's policy is to maintain a sufficient inventory of face masks to lessen the impact of temporary interruptions.

     The Company began a process of upgrading its computer software approximately three years ago. While this effort was not undertaken in order to address Y2K issues, the need to upgrade the software occurred contemporaneously with an increased awareness of Y2K issues. The hardware and software components purchased or licensed by the Company in connection with the upgrade of the computer software were analyzed for Y2K issues compliance. The Company's software upgrade became fully operational during the fourth quarter of calendar year 1999. Because the upgrade of the computer software was to address increases in volume, number of users and unsupported software, the Company has not ascribed any of these computer costs to Y2K issues compliance, but as capital expenditures made in the ordinary course of business.

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

THE ESTIMATES AND CONCLUSIONS HEREIN WITH RESPECT TO Y2K ISSUES ARE FORWARD-LOOKING STATEMENTS UNDER THE REFORM ACT AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE COMPANY'S ESTIMATES AND CONCLUSIONS AS A RESULT OF A NUMBER OF FACTORS INCLUDING THE AVAILABILITY OF RESOURCES, THE ABILITY TO DISCOVER AND CORRECT THE POTENTIAL Y2K SENSITIVE ISSUES WHICH COULD HAVE A SERIOUS IMPACT ON CERTAIN OPERATIONS, AND THE ABILITY OF THE COMPANY'S VENDORS, SUPPLIERS, PROVIDERS OF GOODS AND SERVICES, THE UTILITY INFRASTRUCTURE (POWER, TRANSPORT, TELECOMMUNICATIONS) AND CUSTOMERS TO BRING THEIR SYSTEMS INTO Y2K ISSUES COMPLIANCE.

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

Item 8. Financial Statements and Supplementary Data

     The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                                            PAGE

Independent Auditor's Report                                                 F-1

Consolidated Balance sheet as of September 30 1999 and 1998                  F-2

Consolidated Statement of Income for the years ended
        September 30, 1999, 1998 and 1997                                    F-3

Consolidated Statement of Stockholders' Equity for the years ended
        September 30, 1999, 1998 and 1997                                    F-4

Consolidated Statement of Cash flows for the years ended
        September 30, 1999, 1998 and 1997                                    F-5

Notes to Consolidated Financial Statements                                   F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 1 of notes to the consolidated financial statements, in 1998 the Company changed its method of accounting for sales rebates.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 12, 1999

                 See notes to consolidated financial statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                           SEPTEMBER
                                                                       1999          1998
                                                                         (IN THOUSANDS)
Current Assets:
    Cash and cash equivalents (Note 1)                             $   6,655    $   2,600
    Marketable securities (Notes 1 and 5)                               --          2,157
    Accounts receivable, less allowance for doubtful accounts of
        $244 and $638, respectively (Notes 16 and 17)                 21,153       17,837
    Inventory (Notes 1 and 3)                                         23,892       19,322
    Prepaid expenses and other current assets (Note 4)                 5,416        3,903
                                                                   ---------    ---------
        Total current assets                                          57,116       45,819

    Property, plant and equipment - net (Notes 1 and 6)               45,960       41,009
    Other investments and marketable securities (Notes 1 and 5)       11,006       17,739
    Goodwill and other intangible assets (Notes 1 and 2)              34,978       25,495
    Deferred income taxes (Notes 1 and 14)                             1,478        1,918
    Other assets                                                       6,772        6,206
                                                                   ---------    ---------
        Total Assets                                               $ 157,310    $ 138,186
                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                   5,629        5,462
    Current portion of long-term debt (Note 7)                           423        1,022
    Accrued expenses (Note 8)                                          4,423        3,756
    Notes payable - bank (Note 7)                                      4,850         --
                                                                   ---------    ---------
        Total current liabilities                                     15,325       10,240

Long-term debt (Note 7)                                                2,179        2,462
Other liabilities (Note 9)                                             4,827        4,174
                                                                   ---------    ---------
        Total Liabilities                                             22,331       16,876
                                                                   ---------    ---------
Minority interest in subsidiary                                        3,739         --
                                                                   ---------    ---------
Commitments and contingencies (Notes 2, 11 and 12)
Stockholders' Equity (Note 13)
    Common stock - no par value; authorized 40,000,000
    shares, issued and outstanding 12,295,162, and 12,628,194
    shares respectively,                                              16,095       21,520
    Accumulated other comprehensive income (Loss) (Notes 1 and 5)         (2)          14
    Retained earnings                                                115,147       99,776
                                                                   ---------    ---------
    Stockholders' equity                                             131,240      121,310
                                                                   ---------    ---------
        Total Liabilities and Stockholders' Equity                 $ 157,310    $ 138,186
                                                                   =========    =========


                 See notes to consolidated financial statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                                        -----------------------------------
                                                                           1999         1998         1997
                                                                        ---------    ---------    ---------
                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales-continuing product lines (Notes 1, 16 and 17)                 $ 130,304    $ 123,335    $ 103,271
Cost of goods sold                                                         63,938       60,288       48,610
                                                                        ---------    ---------    ---------
Gross profit                                                               66,366       63,047       54,661
                                                                        ---------    ---------    ---------

Operating expenses:
    Selling, general and administrative                                    33,258       36,513       27,186
    Research and development                                                5,810        5,715        3,869
    Interest income                                                          (500)        (893)      (2,242)
    Interest expense                                                          377          399          537
    Special charges (Note 2)                                                 --          1,100        6,700
    Other expense-net (Notes 1 and 10)                                        457          815          844
    Goodwill amortization                                                     796          700          862
                                                                        ---------    ---------    ---------
                                                                           40,198       44,349       37,756
                                                                        ---------    ---------    ---------

Income before provision for income taxes and minority interest in
     income of consolidated subsidiary                                     26,168       18,698       16,905
Provision for income taxes                                                  8,012        5,698        5,619
                                                                        ---------    ---------    ---------
Income before minority interest in
     income of consolidated subsidiary                                     18,156       13,000       11,286
Minority interest in income of consolidated subsidiary                        220         --           --
                                                                        ---------    ---------    ---------
Income from continuing operations                                          17,936       13,000       11,286
                                                                        ---------    ---------    ---------
Discontinued Operations (Note 2):
    Income  (loss) from  operations of Vital Pharma Machine
        Division (net of income taxes (benefit) of ($265),
        $59 respectively)                                                    (590)         135         --
                                                                        ---------    ---------    ---------
    Income before cumulative effect of change in accounting
        principle                                                          17,346       13,135       11,286
                                                                        ---------    ---------    ---------
Cumulative effect of change in accounting principle (net of
    income taxes of $803) (Note 1)                                           --         (1,524)        --
                                                                        ---------    ---------    ---------
Net income                                                              $  17,346    $  11,611    $  11,286
                                                                        =========    =========    =========
Earnings per Common Share:
Basic income per share from continuing operations                       $    1.46    $    1.03    $     .88
                                                                        =========    =========    =========
Diluted income per share from continuing operations                     $    1.46    $    1.02    $     .87
                                                                        =========    =========    =========
Discontinued operations per share                                       $    (.04)   $     .01    $    --
                                                                        =========    =========    =========
Cumulative effect of change in accounting principle per share           $    --      $    (.12)   $    --
                                                                        =========    =========    =========
Basic net income per share                                              $    1.42    $     .92    $     .88
                                                                        =========    =========    =========
Diluted net income per share                                            $    1.41    $     .91    $     .87
                                                                        =========    =========    =========
Basic weighted average number of shares outstanding                        12,250       12,665       12,881
                                                                        =========    =========    =========
Diluted weighted average number of shares outstanding                      12,325       12,746       12,953
                                                                        =========    =========    =========

Unaudited Pro Forma  Information  (assuming the change in
accounting  principle was applied retroactively) (Note 1):
      Income from continuing operations                                              $  12,741    $  11,172
                                                                                     =========    =========
      Net income                                                                     $  12,876    $  11,172
                                                                                     =========    =========


                 See notes to consolidated financial statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                         ACCUMULATED
                                                     COMMON STOCK          OTHER       RETAINED                    COMPREHENSIVE
                                                                        COMPEHENSIVE   EARNINGS  STOCKHOLDERS'        INCOME
                                                 SHARES       AMOUNT    INCOME (LOSS)               EQUITY
                                              -----------------------------------------------------------------------------------
Balance at September 30, 1996:                13,062,701   $   29,666   $     (426) $   80,999   $  110,239

Net income                                                                              11,286       11,286       $   11,286
Purchase of common stock, net of
reissuance                                      (410,689)      (7,788)                       6       (7,782)
Exercise of stock options                         22,661          271                                   271
Adjustment for aggregate
    unrealized gain on
    marketable securities                                                      297                      297              297
Dividends paid ($.16 per share)                                                         (2,082)      (2,082)
                                              ----------   ----------   ----------  ----------   ----------       ----------
Comprehensive income                                                                                                  11,583
                                                                                                                  ==========
Balance at September 30, 1997:                12,674,673       22,149       (129)       90,209      112,229

Net income                                                                              11,611       11,611           11,611
Purchase of common stock, net of
reissuance                                       (48,749)        (656)                                 (656)
Exercise of stock options                          2,270           27                                    27
Adjustment for aggregate unrealized gain on
    marketable securities                                                      143                      143              143
Dividends paid ($.16 per share)                                                         (2,044)      (2,044)
                                              ----------   ----------   ----------  ----------   ----------       ----------
Comprehensive income                                                                                                  11,754
                                                                                                                  ==========
Balance at September 30,1998                  12,628,194       21,520           14      99,776      121,310

Net income                                                                              17,346       17,346           17,346
Purchase of common stock, net of
reissuance                                      (341,057)      (5,822)                               (5,822)
Exercise of stock options                          8,025           68                                    68
Adjustment for aggregate
    unrealized loss on
    marketable securities                                                      (16)                     (16)             (16)
Dividends paid ($.16 per share)                                                         (1,975)      (1,975)
Tax benefit from employees' and
    directors' stock option plans
    (Note 14)                                       --            329         --          --            329
                                              ----------   ----------   ----------  ----------   ----------       ----------
Comprehensive income                                                                                              $   17,330
                                                                                                                  ==========
Balance at September 30, 1999:                12,295,162   $   16,095   $       (2) $  115,147   $  131,240
                                              ==========   ==========   ==========  ==========   ==========


                 See notes to consolidated financial statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         1999        1998        1997
                                                                      ---------------------------------
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
Net income                                                            $ 17,346    $ 11,611    $ 11,286
Adjustments  to  reconcile  net income to
   net cash  provided  by  operating activities:
   Depreciation and amortization                                         3,726       3,436       2,891
   Deferred income taxes                                                   431        (116)     (1,628)
   Minority interest in income of consolidated subsidiary                  220
   Amortization of goodwill                                                796         700         862
   Amortization of deferred credit                                         (91)       (100)       (100)
   Net (gain) loss on sales of available-for-sale securities                16         (42)       (698)
   Net gain on sale of fixed assets                                       --          --           (27)
   Write-off of purchased research and development                        --          --         2,500
   Plant consolidation special charge                                     --          --         4,200
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                           (1,005)     (1,432)         82
   (Increase) decrease in inventory                                     (2,466)         37      (3,738)
   (Increase) decrease in prepaid expenses and other current assets        531       7,622      (2,069)
   Increase in other assets                                               (566)     (1,651)       (841)
   Decrease in accounts payable and accrued expenses                      (541)     (4,121)       (495)
                                                                      --------    --------    --------
        Net cash provided by operating activities                       18,397      15,944      12,225
                                                                      --------    --------    --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment                         (7,533)    (10,620)     (9,988)
   Sale of property, plant and equipment                                  --          --           543
   Purchases of other investments and available-for-sale securities     (6,368)    (15,910)    (57,165)
   Proceeds from sales of available-for-sale securities                  6,195      14,830      68,318
   Acquisition of subsidiaries, net of $2,344 of cash
        acquired (1999), $3,200 of cash acquired (1997)                 (3,204)       --       (16,791)
                                                                      --------    --------    --------
        Net cash used in investing activities                          (10,910)    (11,700)    (15,083)
                                                                      --------    --------    --------

Cash flows from financing activities:
   Dividends paid                                                       (1,975)     (2,044)     (2,082)
   (Purchase) reissuance of common stock                                (5,493)       (656)     (7,782)
   Proceeds from exercise of stock options                                  68          27         271
   Increase in short-term notes payable                                  4,850        --          --
   Increase in long-term debt and notes payable                           --          --         8,282
   Principal payments of long-term debt and notes payable                 (882)     (2,656)     (9,893)
                                                                      --------    --------    --------
        Net cash used in financing activities                           (3,432)     (5,329)    (11,204)
                                                                      --------    --------    --------

   Net increase (decrease) in cash and cash equivalents                  4,055      (1,085)    (14,062)
   Cash and cash equivalents at beginning of year                        2,600       3,685      17,747
                                                                      --------    --------    --------
   Cash and cash equivalents at end of year                           $  6,655    $  2,600    $  3,685
                                                                      ========    ========    ========

   Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                      $    421    $    378    $    379
        Income taxes                                                  $  6,264    $  1,781    $  9,660

   Supplemental schedule of noncash investing activities:
        Accrued amounts relating to purchase of subsidiaries          $      0    $      0    $    100
        Forgiveness of note receivable as payment for purchase
           of subsidiary                                              $      0    $      0    $     67


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

     Net Income per Share of Common Stock:

     The Company adopted Statement of Financial Accounting Standards ("SFAS")No. 128, Earning Per Share, beginning with the quarter ended December 31, 1997. Earnings per share data for the year ended September 30, 1997 has been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted- average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 75,000, 81,000, and 72,000 in 1999, 1998, and 1997, respectively, were used in the calculation of diluted earnings per common share.

                                                       ------------------------------
                                                             FOR THE YEAR ENDED
                                                                SEPTEMBER 30,
                                                       ------------------------------
                                                          1999       1998       1997
Earnings per Common Share:

Basic income per share from continuing operations     $   1.46   $   1.03   $    .88
                                                      ========   ========   ========
Diluted income per share from continuing operations   $   1.46   $   1.02   $    .87
                                                      ========   ========   ========
Basic net income per share                            $   1.42   $    .92   $    .88
                                                      ========   ========   ========
Diluted net income per share                          $   1.41   $    .91   $    .87
                                                      ========   ========   ========

Unaudited Proforma Information
(assuming the change in account principle was applied retroactively):

Basic income per share from continuing operations                $   1.01   $    .87
                                                                 ========   ========
Diluted income per share from continuing operations              $   1.00   $    .86
                                                                 ========   ========
Basic net income per share                                       $   1.02   $    .87
                                                                 ========   ========
Diluted net income per share                                     $   1.01   $    .86
                                                                 ========   ========

     Marketable Securities:

     Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in investment income.

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Dividends on securities classified as available-for-sale are included in other expenses - net.

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's prior method resulted in fluctuations for financial reporting purposes that were the result of activities outside the Company's control. The cumulative effect of this change in accounting principle, after income taxes, results in a reduction in net income of $1,524,000 or $.12 per share. Pro forma information is included in the income statement indicating the results of operations as if the newly adopted accounting principle had been in effect since October 1, 1996.

     Accounting for Stock-Based Compensation:

     The  Company  measures  stock-based   compensation  cost  using  Accounting
Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation.

Business Segment Reporting:

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company designs, manufactures and distributes single-use medical products. The Company's other business segments do not meet the criteria for separate disclosures.

Recent Accounting Pronouncements:

     The Company does not believe that any recently issued, but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Note 2 - Acquisitions/Dispositions:

1999 Acquisition/Disposition

     The Company acquired a 52% interest in Breas AB, a European manufacturer of personal ventilators for Obstructive Sleep Apnea (OSA) and other applications, for an aggregate investment of approximately $13 million of which $5.5 million was expended in 1999. This acquisition has been accounted for as a purchase resulting in an excess of purchase price over the fair value of net assets acquired of approximately $10,916,000.

     Vital Signs has reflected the operations of Breas as a consolidated subsidiary effective June 1, 1999 (see Pro forma information below).

     In September 1999, the Company made a decision to sell its Blow-Fill-Seal ("BFS") Machine Fabrication division consisting of net assets of $4.2 million. The net sales for the BFS Machine Fabrication division were $498,000, $3,082,000 and $291,000 in fiscal years 1999, 1998, and 1997 respectively. Accordingly, the statement of income for all periods presented has been restated to reflect the net operations as a discontinued operation. The Company expects to realize an immaterial gain from the sale of the BFS division.

1997 Acquisition

     The Company acquired all of the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), a company engaged in the manufacture of respiratory products. The Company paid approximately $20 million in cash including acquisition costs and incurred a $2.5 million writeoff of in-process research and development, which was charged to 1997 operations, as discussed below. The assets acquired amounted to approximately $19 million and liabilities assumed approximated $13

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million. This transaction has been accounted for as a purchase, and resulted in an excess of purchase price over the fair value of net assets acquired of approximately $15 million; subsequently this amount was reduced by $4 million relating to the realizability of the tax benefit from acquired tax losses.

     The effective date of the acquisition for financial reporting purposes is April 1,1997. The balance sheet and results of operations for Marquest have been included in these consolidated financial statements as of April 1, 1997.

     In connection with the acquisition of Marquest, the Company recorded a special charge of $6.7 million in the quarter ended June 30, 1997. This charge represents $2,500,000 of in process research and development costs acquired in the Marquest transaction (which must be expensed in accordance with purchase accounting rules) along with $4.2 million in costs for the consolidation of duplicative manufacturing operations as a result of this transaction.

     The Company recorded a special charge of $1.1 million in the quarter ended June 30, 1998. The charge represents severance and other costs associated with reducing the domestic sales force originally hired to sell the expanded product line acquired in the Marquest acquisition.

     The following summary, pro forma, unaudited data of the Company reflects the acquisition of Breas as if it had occurred on October 1, 1997 and Marquest as if it had occurred on October 1, 1996.

                                        ----------------------------------------
                                                  PRO FORMA/UNAUDITED
                                        ----------------------------------------
                                                 (DOLLARS IN THOUSANDS)
                                        FISCAL 1999   FISCAL 1998    FISCAL 1997
                                        -----------   -----------    -----------
Net sales - continuing operations         $139,665      $134,535      $114,801

Net income                                $ 19,508      $ 13,611      $ 10,904

Diluted net income per share              $   1.58      $   1.07      $    .84

Note 3 - Inventory:

Inventory consists of the following:

                                       -----------------------------
                                               SEPTEMBER 30,
                                       -----------------------------
                                          1999              1998
                                       -----------------------------
                                              (IN THOUSANDS)

Raw materials                            $15,366           $12,061
Finished goods                             8,526           $ 7,261
                                         -------           -------
                                         $23,892           $19,322
                                         =======           =======

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------
                                                             (IN THOUSANDS)

Note and related party receivables                        $3,115       $1,678
Prepaid income taxes                                         416          314
Deferred tax asset  (see Note 14)                            501          492
Prepaid insurance                                            288          341
Other                                                      1,096        1,078
                                                          ------       ------
                                                          $5,416       $3,903
                                                          ======       ======

Note 5 - Other Investments and Marketable Securities:

     The following is a summary of available-for-sale securities and other investments:

                                                            AVAILABLE-FOR-SALE-SECURITIES
                                         ----------------------------------------------------------------
                                               SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                         -------------------------------  -------------------------------
                                                                   (IN THOUSANDS)

                                                                 GROSS                           GROSS
                                                              UNREALIZED                      UNREALIZED
                                            FAIR                HOLDING     FAIR                HOLDING
                                           VALUE      COST      LOSSES      VALUE     COST       GAINS
                                           -----      ----      ------      -----     ----       -----
U.S. Government obligations              $   --     $   --      $   --    $  2,458  $  2,457   $        1
Federal mortgage obligations                  567        571          (4)    3,980     3,957           23
                                         --------   --------    --------  --------  --------   ----------
Total available-for-sale-securities           567        571          (4)    6,438     6,414           24
Other investments                          10,439     10,439        --      13,458    13,458         --
                                         --------   --------    --------  --------  --------   ----------
                                         $ 11,006   $ 11,010    $     (4) $ 19,896  $ 19,872   $       24
                                         ========   ========    ========  ========  ========   ==========

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At  September   30,  1999   investments   in  debt   securities   classified  as
available-for-sale securities mature as follows:

                          -----------------------------------------------
                                             MATURITY
                          -----------------------------------------------
                                          (IN THOUSANDS)

                          1 - 5 YEARS      5 - 10 YEARS      10 - 30 YEARS
     Federal mortgage
       obligations        $      --        $        567       $       --
                          ===========      ============      =============

     The Company manages its cash flow by investing in marketable securities and, from time to time, supplements its portfolio by making investments in privately held companies in the healthcare field. In 1998, such investments included: (i) a minority equity ownership in Breas AB, which in 1999 has been included in the consolidated financial statements upon acquiring a 52% ownership; (ii) an equity ownership in a medical services business. In 1999, the common share ownership in the medical services business was renegotiated into a convertible Preferred Stock investment whereupon VSI increased its investment to $10,439,000.

     The investments in the privately held companies were accounted for under the equity method of accounting for periods prior to the acquisition of the controlling interest in Breas and, the conversion of Common Stock to Preferred Stock in the medical services company. Earnings or losses from investments in which the Company maintains a minority common stock interest are reflected in the Company's earnings based on the Company's pro rata ownership interest. Net earnings from these investments for the year ended September 30, 1999 aggregated $178,000. The goodwill realized upon conversion of the Company's preferred stock would be approximately $6,922,000.

     Realized  gains  and  losses  are  determined  on  the  basis  of  specific identification. During the year ended September 30, 1999, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $6,195,637, $8,622 and $(25,089), respectively. During the year ended September 30, 1998, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $14,830,852, $79,489 and $(37,311), respectively. During the year ended September 30, 1997, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $68,318,052, $784,014 and $(86,576), respectively.

     There were no trading securities at September 30, 1999 and September 30, 1998. Trading securities at September 30, 1997 amounted to $425,000 and results of operations for the year ended September 30, 1997 includes an unrealized gain of $46,000. There were no unrealized gains or losses during the years ended September 30, 1999 or 1998 on trading securities. Stockholders' equity at September 30, 1999, 1998, and 1997 includes an unrealized holding gain (loss), net of related tax effect, on available-for-sale securities of $(2,000), $14,000, and ($129,000), respectively.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property, Plant and Equipment:

     Property, plant and equipment, at cost, consists of the following:

                                      -----------------------------------------
                                           SEPTEMBER 30,           ESTIMATED
                                      ---------------------
                                        1999         1998         USEFUL LIFE
                                      ---------   ---------  ------------------
                                        ( IN THOUSANDS )

Land                                   $ 4,420      $ 3,015
Building and building improvements      18,474       17,821      30 to 40 years
Equipment and molds                     35,239       30,342       5 to 20 years
Fixtures and office equipment            2,389        1,085       5 to 15 years
Transportation equipment                    78          131             5 years
                                       -------      -------
                                       $60,600      $52,394
Less accumulated depreciation and
    amortization                        14,640       11,385
                                       -------      -------
                                       $45,960      $41,009
                                       =======      =======

     Certain portions of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt (see Note 7).

Note 7 - Notes Payable and Long-term Debt:

     At September 30,1999,the Company had a $15,000,000 line of credit with a bank secured by all of the Company's assets. This line of credit expires on March 1, 2000. The balance outstanding under this line of credit at September 30, 1999 was $4,850,000 with interest payable at the rate of 6%.

     Long term debt consists of the following:

                                                      -------------------
                                                         SEPTEMBER 30,
                                                       1999        1998
                                                        (IN THOUSANDS)

        Industrial Revenue Bonds ("IRB") payable      $2,300      $2,500
        Swiss Notes Payable                             --           683
        Other                                            302         301
                                                      ------      ------
        Total long-term debt                           2,602       3,484
        Less current portion                             423       1,022
                                                      ------      ------
                                                      $2,179      $2,462
                                                      ======      ======

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

     The IRB is payable in varying installments with interest at rates ranging from 8.10% to 8.625% per annum through December 2009. The IRB, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 1999, the Company was in compliance with all of the required financial covenants.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Maturities of notes payable and long-term debt are as follows:

            -----------------------------------------------
            YEAR ENDING SEPTEMBER 30,
            ------------------------
                                          (IN THOUSANDS)
                                          --------------
                      2000                    $5,273
                      2001                       261
                      2002                       218
                      2003                       200
                      2004                       200
                   Thereafter                  1,300
                                              ------
                                              $7,452
                                              ======

Note 8 - Accrued Expenses:

Accrued expenses consist of the following:

                                                --------------------
                                                     SEPTEMBER 30,
                                                --------------------
                                                  1999        1998
                                                --------    --------
                                                   (IN THOUSANDS)

             Interest                            $  193      $  220
             Payroll and vacations                1,997       1,688
             Professional fees                      444         382
             Sales expenses                         192          65
             Income and other taxes payable         955         435
             Other                                  642         966
                                                 ------      ------
                                                 $4,423      $3,756
                                                 ======      ======

Note 9 - Other Liabilities:

     Other liabilities consist of:

                                                --------------------
                                                     SEPTEMBER 30,
                                                --------------------
                                                  1999        1998
                                                --------    --------
                                                   (IN THOUSANDS)

             Amount related to acquisitions      $4,023      $4,083
             Other                                  804          91
                                                 ------      ------

                                                 $4,827      $4,174
                                                 ======      ======

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Other Expense - Net:

     Other expense - net consists of the following:

                                           -----------------------------------
                                                   FOR THE YEAR ENDED
                                                      SEPTEMBER 30,
                                           -----------------------------------
                                             1999          1998          1997
                                           -------       -------       -------
                                                      (IN THOUSANDS)

Amortization of deferred credit            $   (91)      $  (100)      $  (100)
Charitable contributions of inventory          417           138           156
Net capital (gain) loss on sale of
    marketable securities                       16             4          (698)
Litigation costs                               162           472         1,878
Other                                          (47)          301          (392)
                                           -------       -------       -------
                                           $   457       $   815       $   844
                                           =======       =======       =======

Note 11 - Commitments:

     Leases:

     The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,523,000, $1,861,000 and $1,185,000, has been charged to operations for the years ended September 30, 1999, 1998 and 1997, respectively. The Company's commitment under such leases is as follows:

               -------------------------------------------
               YEAR ENDING SEPTEMBER 30,    (IN THOUSANDS)
               -------------------------    --------------

                    2000                     $     1,500
                    2001                           1,305
                    2002                             947
                    2003                             247
                    2004                              38
                                             -----------
                                             $     4,037
                                             ===========

     Employment Agreements:

     The Company has entered into employment agreements aggregating $891,000 which expire at various dates through September 2004.

Note 12 - Contingent Liabilities:

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business, including those pertaining to patent and trademark issues and product liability matters. While the amounts claimed or expected to be claimed may be substantial, the ultimate liability cannot now be determined because of the inherent uncertainties surrounding the litigation and the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.
However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the financial

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

position of the Company.

     For a detailed discussion of current legal actions, see Item 3 of this annual report on Form 10-K.

Note 13 - Stockholders' Equity:

Preferred Stock:

     The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 1999 or 1998.

Stock Options:

Transactions relating to stock options are as follows:

                                             ---------------------------------
                                              NUMBER OF       WEIGHTED AVERAGE
                                               SHARES         PRICE PER SHARE
                                             ----------       ---------------
            Balance at September 30, 1996:      616,460           $19.20
                 Granted                         67,607           $19.44
                 Exercised                      (22,661)          $12.04
                 Expired/canceled               (27,091)          $20.16
                                             ----------           ------

            Balance at September 30, 1997:      634,315           $19.44
                 Granted                        467,982           $17.99
                 Exercised                       (2,270)          $12.13
                 Expired/canceled               (74,162)          $18.68
                                             ----------           ------

            Balance at September 30, 1998:    1,025,865           $18.84
                 Granted                        150,186           $19.49
                 Exercised                       (8,025)          $ 8.61
                 Expired/canceled               (61,510)          $17.97
                                             ----------           ------

            Balance at September 30, 1999:    1,106,516           $19.05
                                             ==========           ======

     The weighted-average fair value per share of options granted during the years ended September 30, 1999, 1998, and 1997 amounted to $7.18, $6.82, and $7.60, respectively.

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the plans described above, options covering 1,114,641 shares (excluding lapsed shares) have been granted through September 30, 1999.

     The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and diluted net income per common share for the years ended September 30, 1999, 1998, and 1997 would approximate the pro forma amounts indicated in the table below (dollars in thousands):

--------------------------------------------------------------------------------
   YEAR ENDED SEPTEMBER 30              1999             1998           1997
--------------------------------------------------------------------------------

 Net income - as reported           $   17,346      $   11,611      $   11,286

 Net income - pro forma             $   15,825      $   10,199      $   10,867

 Diluted net income per common
      share - as reported           $     1.41      $      .91      $      .87

 Diluted net income per common
      share - pro forma             $     1.28      $      .80      $      .84

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 1999, 1998 and 1997, respectively: expected volatility of 35%, 37%, and 35%, respectively, risk-free interest rate of 5.4%, 5.5%, and 6.3% respectively, dividend yield rate of .8%,
 .9%, and .8%, respectively, and all options have expected lives of 5 years.

     The following table summarizes information about fixed stock options outstanding at September 30, 1999:

                          -----------------------------------------------------------------------
                                         OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                          --------------------------------------------  -------------------------
                                               WEIGHTED-
                               NUMBER           AVERAGE      WEIGHTED-     NUMBER       WEIGHTED-
                             OUTSTANDING       REMAINING     AVERAGE    EXERCISABLE     AVERAGE
         RANGE OF           AT SEPTEMBER      CONTRACTUAL    EXERCISE   AT SEPTEMBER    EXERCISE
      EXERCISE PRICES         30, 1999        LIFE (YEARS)    PRICE       30, 1999       PRICE
      ---------------     --------------------------------------------  -------------------------
1.   $ 5.55    $ 6.84          54,500            .85         $  6.84       54,500       $ 6.84
2.   $ 9.25    $10.50           9,909           4.78         $  9.60        9,606       $ 9.58
3.   $13.75    $15.75          45,402           4.21         $ 14.74       38,902       $14.57
4.   $16.75    $19.50         484,967           8.13         $ 17.97       60,431       $18.12
5.   $20.63    $22.50         497,970           6.95         $ 21.87      242,859       $22.01
6.   $24.50    $24.50          13,768           7.24         $ 24.50       13,768       $24.50
                            ---------           ----         -------      -------       ------
               Total:       1,106,516           7.04         $ 19.05      420,066       $18.59
                            =========           ====         =======      =======       ======

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Income Taxes:

The provision for income taxes consists of the following components:

                               ----------------------------------
                                FOR THE YEAR ENDED SEPTEMBER 30,
                               ----------------------------------
                                 1999         1998           1997
                               -------      -------       -------
                                         (IN THOUSANDS)
             Current:
                  Federal      $ 6,782      $ 5,103       $ 6,293
                  State            384          569           764
                  Foreign          415          142           190

             Deferred:
                  Federal          315          306        (1,295)
                  State            116         (422)         (333)
                               -------      -------       -------
                               $ 8,012      $ 5,698       $ 5,619
                               =======      =======       =======

     The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:

                                              ---------------------
                                                  SEPTEMBER 30,
                                              ---------------------
                                                  1999        1998
                                              ---------------------
                                                   (IN THOUSANDS)

            Undistributed DISC earnings          $ (96)      $ (96)
            Net operating loss carryforward
                 from acquisition (See Note 2)     439         400
            State net operating loss
                 carryforward
                                                   100         242
            Other                                   58         (54)
                                                 -----       -----
                                                 $ 501       $ 492
                                                 =====       =====

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:


                                                   ---------------------
                                                       SEPTEMBER 30,
                                                   ---------------------
                                                     1999         1998
                                                   ---------------------
                                                        (IN THOUSANDS)

       Net operating loss carryforward
            from acquisition (Note 2)             $ 2,654       $ 3,100
       Accelerated depreciation                    (1,042)         (943)
       State net operating loss carryforward
                                                      296           242
       Undistributed DISC earnings                   (413)         (506)
       Capital losses                                 294           294
       Valuation allowance attributable to
            capital loss carryforward                (294)         (294)
       Other                                          (17)           25
                                                  -------       -------
                                                  $ 1,478       $ 1,918
                                                  =======       =======

     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                    ----------------------------------
                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                      1999         1998          1997
                                                    -------      -------       -------
Statutory federal income tax rate                    35.0%         34.3%         35.0%
Write-off of purchased Research and Development      --            --             5.2
Net capital gains on investments                     --            --            (1.5)
State income taxes, net of federal tax benefit        1.2           0.5           1.6
Benefit of tax loss in subsidiary                    --            --            (6.9)
Dividend exclusion/tax-exempt interest               --            --            (0.3)
Product contributions                                 (.6)         (1.7)         --
Tax credit for Research and Development               (.6)         (1.2)         --
Benefit from foreign sales corporation                (.8)          (.7)          (.4)
Amortization of acquired intellectual property        (.7)          (.9)          (.5)
Foreign net operating loss carryforward               (.8)         (1.1)          (.6)
Other                                                (2.1)          1.3           1.6
                                                     ----          ----          ----

     Effective income tax rate                       30.6%         30.5%         33.2%
                                                     ====          ====          ====

     For the year ended September 30, 1999, the Company recognized for income tax purposes a tax benefit of $329 for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock at September 30, 1999. No tax benefit was recorded for the years ended September 30,1998 and 1997.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Allowance for Doubtful Accounts:

Information relating to the allowance for doubtful accounts is as follows:

                                 BALANCE AT     CHARGED TO                       BALANCE
                                 BEGINNING      COSTS AND                         AT END
     DESCRIPTION                  OF YEAR        EXPENSES        DEDUCTIONS      OF YEAR

                                                       (IN THOUSANDS)
Allowance for doubtful accounts:
    Year ended September 30,
        1997                    $      169     $        101     $     169 (A)   $     101
                                ==========     =============    ============    =========

        1998                    $      101     $        561     $      24 (A)   $     638
                                ==========     =============    ============    =========

        1999                    $      638     $        158     $     552 (A)   $     244
                                ==========     =============    ============    =========

(A) Write-off of uncollectible accounts receivable.

Note 16 - Significant Customers:

     A portion of the Company's hospital customers are serviced via national and regional medical supply distributors. During fiscal years 1999 and 1998, respectively, 32% and 33% of the Company's sales were made in this distribution channel. In each fiscal year 1999 and 1998, one of the large national distributors represented approximately 13% of net sales--continuing product lines. The same customer represented approximately 17% and 16% of outstanding accounts receivable at September 30, 1999 and 1998, respectively.

Note 17 - International Sales:

     The international sales for the fiscal years ended September 30, 1999, 1998
and  1997  of   approximately   $22,000,000,   $15,000,000,   and   $10,700,000,
respectively, were sold principally to customers in Europe, Asia and Australia.

                                    PART III

     Item 10. Directors of the Registrant

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 11. Executive Compensation

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

     Item 13. Certain Relationships and Related Transactions

     The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2000 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

     (c) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit   Description
-------   -----------

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

4.1 1984 Economic Development Authority Loan Agreement is incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (No. 33 - 35864) initially filed with the Commission on July 13, 1990.

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

10.2 1991 Director Stock Option Plan, as amended, is attached to this Annual Report as Exhibit 10.2.

10.3 Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993. Amendment to Agreement between the Company and Respironics, Inc., dated September 14, 1999 is attached to this Annual Report as Exhibit 10.3.

10.4 Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-39107) initially filed with the Commission on February 21, 1991.

10.5 Vital Signs Investment Plan, as amended, is attached to this Annual Report as Exhibit 10.5.

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

21.1    Subsidiaries of the Registrant.

23.1    Consent of Goldstein Golub Kessler LLP.

24.1    Power of Attorney.

27.1    Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of December, 1999.

                                    VITAL SIGNS, INC.

                                    By:  /s/
                                            ---------------------------
                                         Anthony J. Dimun
                                         Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                                DATE
----------                  -----                                ----


/s/ Terence D. Wall*        President, Chief Executive
------------------------    Officer and Director                 --------------
Terence D. Wall


                            Director                             --------------
------------------------
David J. Bershad


/s/ Anthony J. Dimun        Executive Vice President, Chief
------------------------    Financial Officer, Treasurer (Chief
Anthony J. Dimun            Financial and Accounting Officer)
                            and Director                         --------------


/s/ Stuart M. Essig*        Director
------------------------                                         --------------
Stuart M. Essig


/s/ Joseph J. Thomas*       Director
------------------------                                         --------------
Joseph J. Thomas


/s/ Barry Wicker*           Executive Vice President,
------------------------    Sales and Director                   --------------
Barry Wicker


*By: /s/
     --------------------------
     Anthony J. Dimun