Form 10-Q
period 1999-12-31
VITAL SIGNS INC
filed 2000-02-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 (Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or

[  ]    Transition report pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 for the transition period from ______ to ______

                         Commission file number: 0-18793

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


-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X   No
                                   ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        At February 4, 2000, there were 12,333,371 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX



                                                           PAGE NUMBER
                              PART I.

             Financial information                              1

ITEM 1.      Financial Statements:

             Consolidated Balance Sheet as of
             December 31, 1999 (Unaudited) and
             September 30, 1999                                 2

             Consolidated Statement of Income for the
             Three Months ended December 31, 1999 and
             1998 (Unaudited)                                   3

             Consolidated Statement of Cash flows for
             the Three Months Ended December 31, 1999
             and 1998 (Unaudited)                               4

             Notes to Consolidated Financial
             Statements (Unaudited)                             5

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                       6 - 9

ITEM 3.      Quantitative and Qualitative Disclosure
             About Market Risk                                  9

                             PART II.

ITEM 1.      Legal Proceedings                                 10

ITEM 6.      Exhibits and Reports on form 8-K                  12

             Signatures                                        13

                                     PART I.

                              Financial Information

ITEM 1.

FINANCIAL STATEMENTS

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1999.

        The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                    December 31,      September 30,
                                                                    ------------      -------------
                                                                        1999              1999
                                                                        ----              ----
                                                                            (In thousands)
                                     ASSETS
                                                                     (Unaudited)
                                                                     -----------
Current Assets:
    Cash and cash equivalents                                          $    6,956        $     6,655
    Accounts receivable, less allowance for doubtful accounts of
      $342 and $259 respectively                                           24,707             21,153
    Inventory                                                              23,275             23,892
    Prepaid expenses and other current assets                               3,578              5,416
                                                                       ----------        -----------
        Total Current Assets                                               58,516             57,116

    Property, plant and equipment - net                                    47,410             45,960
    Marketable securities and other investments                            10,990             11,006
    Goodwill and other intangible assets                                   34,735             34,978
    Deferred income taxes                                                   1,659              1,478
    Other assets                                                            6,677              6,772
        Total Assets                                                   $  159,987        $   157,310
                                                                       ----------        -----------
                                                                       ----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                   $    4,450        $     5,629
    Current portion of long-term debt                                         412                423
    Accrued expenses                                                        4,010              4,423
    Notes payable - bank                                                    4,350              4,850
                                                                       ----------        -----------
        Total Current Liabilities                                          13,222             15,325

Long term debt                                                              1,921              2,179
Other liabilities                                                           4,763              4,827
                                                                       ----------        -----------
        Total Liabilities                                                  19,906             22,331
                                                                       ----------        -----------

Commitments and contingencies:
Minority interest in subsidiary                                            3,946              3,739
                                                                       ----------        -----------

Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares,
       outstanding 12,332,325 and 12,295,162 shares, respectively          16,818             16,095
    Accumulated other comprehensive loss                                     (314)                (2)
    Retained earnings                                                     119,631            115,147
                                                                       ----------        -----------
    Stockholders' equity                                                  136,135            131,240
                                                                       ----------        -----------
        Total Liabilities and Stockholders' Equity                     $  159,987        $   157,310
                                                                       ----------        -----------
                                                                       ----------        -----------


(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                        For the Three Months Ended
                                                                        ---------------------------
                                                                               December 31,
                                                                               ------------
                                                                           1999                1998
                                                                           ----                ----
                                                                  (In Thousands Except Per Share Amounts)
Net sales                                                               $    37,113         $   30,935
Cost of goods sold                                                           17,570             15,716
                                                                        -----------         ----------
Gross Profit                                                                 19,543             15,219

Operating expenses:
    Selling, general and administrative                                       9,684              7,976
    Research and development                                                  1,628              1,328
    Interest (income)                                                           (83)              (113)
    Interest expense                                                            123                 68
    Other (income) expense                                                      432               (196)
    Goodwill amortization                                                       243                176
                                                                        -----------         ----------
                                                                             12,027              9,239
                                                                        -----------         ----------

Income before provision for income taxes and minority interest in
    income of consolidated subsidiary                                         7,516              5,980
Provision for income taxes                                                    2,334              1,912
                                                                        -----------         ----------
Income before minority interest in income of consolidated
    subsidiary (see Note 5)                                                   5,182              4,068
Minority interest in income of consolidated subsidiary                          207                ---
                                                                        -----------         ----------
Income from continuing operations                                             4,975              4,068
                                                                        -----------         ----------

Discontinued Operations (Note 6):
    Income (loss) from operations of Vital Pharma Machine Division
        (net of income taxes of $41)                                            ---                (93)
                                                                        -----------         ----------
Net income                                                              $     4,975         $    3,975
                                                                        -----------         ----------
                                                                        -----------         ----------
Other comprehensive income:
    Foreign currency translation net of tax benefit of $139                    (312)             (---)
                                                                        -----------         ----------
    Comprehensive income                                                $     4,663         $    3,975
                                                                        -----------         ----------
                                                                        -----------         ----------
Earnings per Common Share:
Basic income per share from continuing operations                       $       .41         $      .33
                                                                        -----------         ----------
                                                                        -----------         ----------
Diluted income per share from continuing operations                     $       .40         $      .33
                                                                        -----------         ----------
                                                                        -----------         ----------
Cumulative effect of discontinued operations per share                  $      ---          $     (.01)
                                                                        -----------         ----------
                                                                        -----------         ----------
Basic net income per share                                              $       .41         $      .32
                                                                        -----------         ----------
                                                                        -----------         ----------
Diluted net income per share                                            $       .40         $      .32
                                                                        -----------         ----------
                                                                        -----------         ----------
Basic weighted average number of shares                                      12,182             12,432
                                                                        -----------         ----------
                                                                        -----------         ----------
Diluted weighted average number of shares                                    12,365             12,479
                                                                        -----------         ----------
                                                                        -----------         ----------


(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                          For the Three Months Ended
                                                                                 December 31,
                                                                            1999                1998
                                                                            ------------------------
                                                                                 (In thousands)
Cash Flows from Operating Activities:
   Net income                                                           $     4,975         $    3,975
   Adjustments to Reconcile Net Income to Net Cash Provided by (used
    in) Operating Activities:
    Depreciation and amortization                                             1,058                913
    Increase in income tax asset                                                  (42)               (69)
    Minority interest in income of consolidated subsidiary                      207                ---
    Amortization of goodwill                                                    243                176
    Amortization of deferred credit                                             ---                (26)
    Net loss on sales of available for sale securities                          ---                 16
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                      (3,773)            (1,856)
        Decrease (increase) in inventory                                        431             (1,164)
        Decrease (increase) in prepaid expenses and other current
          assets                                                              1,785               (491)
        Decrease in accounts payable and accrued expenses                    (1,387)            (2,125)
        Decrease (Increase) in other, net                                        31                (22)
                                                                        -----------         ----------
        Net cash provided by (used in) operating activities                   3,528               (673)
                                                                        -----------         ----------

Cash Flows from Investing Activities:
    Proceeds from sales of available-for-sale securities                         13              4,138
    Purchases of available-for-sale securities and other investments            ---             (1,045)
    Acquisition of property, plant and equipment                             (2,703)              (848)
    Other                                                                       ---                ---
                                                                        -----------         ----------
        Net cash provided (used in) investing activities                     (2,690)             2,245
                                                                        -----------         ----------

Cash Flows from Financing Activities:
    Net reissuance (purchase) of treasury stock                                 262             (2,478)
    Dividends paid                                                             (491)              (503)
    Proceeds from exercise of stock options and warrants                        461                  8
    Principal payments of long-term debt and notes payable                     (769)              (243)
                                                                        -----------         ----------
        Net cash used in financing activities                                  (537)            (3,216)
                                                                        -----------         ----------
Net increase (Decrease) in cash and cash equivalents                            301             (1,644)
Cash and cash equivalents at beginning of period                              6,655              2,600
                                                                        -----------         ----------
Cash and cash equivalents at end of period                              $     6,956        $       956
                                                                        -----------         ----------
                                                                        -----------         ----------

Supplemental disclosures of cash flow information:
    Cash paid during the three months for:
        Interest                                                        $       183        $       106
        Income taxes                                                            222              1,084

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 1999, the consolidated statement of income for the three months ended December 31, 1999 and 1998 and the consolidated statement of cash flows for the three months ended December 31, 1999 and 1998 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and 1998 and for all periods presented have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" at September 30, 1999. The Company designs, manufactures and distributes single-use medical products. The Company's other business segments do not meet the criteria for separate disclosures.

4. Vital Signs acquired a 52% interest in Breas AB, a European manufacturer of personal ventilators for Obstructive Sleep Apnea (OSA) and other applications, for an aggregate investment of approximately $13 million of which $5.5 million was expended in June 1999. Vital Signs has reflected the operations of Breas as a consolidated subsidiary for the three months ended December 31, 1999 with sales of $4,173,000. Breas contributed net income after minority interest of $246,000 to Vital Signs' operating results for the three months ended December 31, 1999.

5. In September 1999, the Company made a decision to sell its Blow-Fill-Seal ("BFS") Machine Fabrication division consisting of net assets of approximately $4 million. Accordingly, the statement of income for the three months ended December 31, 1998 has been restated to reflect the net operations as a discontinued operation. The Company expects to realize an immaterial gain from the sale of the BFS division.

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

        The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's sales force, (ii) interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new products and to control costs, (iv) technological change, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) market acceptance of competitors' existing or new products,
(vii) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10-Q), and (viii) healthcare reform and legislative and regulatory changes impacting the healthcare market.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage increase (decrease) of certain items included in the Company's consolidated statement of income.



                                                      Increase/(Decrease) From Prior Period
                                                      -------------------------------------
                                                       Three Months Ended December 31, 1999
                                                                         vs.
                                                       Three Months Ended December 31, 1998
    Net sales                                                      20.0%
    Cost of goods sold                                             11.8
    Gross profit                                                   28.4
    Selling, general and administrative expense                    21.4
    Research and development expenses                              22.6
    Income from continuing operations before provision
        for income taxes and minority interest in income
        of consolidated subsidiary                                 25.7
    Provision for income taxes                                     22.1
    Net income                                                     25.2

                         COMPARISON: QUARTER ENDED DECEMBER 31, 1999
                             AND QUARTER ENDED DECEMBER 31, 1998

        Net sales for the quarter ended December 31, 1999 increased by 20.0% compared with the same period last year. The increase was due to unit increases offset in part by very modest selling price declines and inclusion of Breas AB acquired in June, 1999 (see Note 5).

        Sales of anesthesia products, representing 45.1% of net sales grew 14.6% from the quarter ended December 31, 1998. Sales of respiratory/critical care products, representing 44.0% of net sales decreased by .4% largely due to the poor performance of several distributors who market the Company's pre-hospital and emergency products. Sales of sleep/ventilator products, representing 10.8% of net sales, increased due to the acquisition of a 52% interest in Breas AB.

        While net sales increased in dollars by 20.0%, gross profit dollars increased by 28.4%. The increase in gross profit is primarily the result of the Company's cost improvement program whereby significant cost reduction efforts have been undertaken in several manufacturing facilities. The Company's gross profit percentage for the quarter ended December 31, 1999 was 52.7% compared to 49.2% in the same time period of the last fiscal year.

        Selling, general and administrative expenses (S, G & A) increased by $1,708,000 primarily due to the acquisition of Breas AB. Breas AB incurred $1,544,000 of S, G & A expenses in the current quarter.

        Research and development expenses ("R&D") increased by $300,000 primarily due to the acquisition of a 52% interest in Breas AB.

        Other expense, net, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, increased by $628,000 from the quarter ended December 31, 1998 to the quarter ended December 31, 1999 partially due to product contributions of $264,000.

        The Company's effective tax rates were 31.1% and 32.0% for the quarters ended December 31, 1999 and 1998, respectively.

Liquidity and Capital Resources

        The Company relies upon cash flow from its operations as well as credit lines established with the Company's lender. During the three months ended December 31, 1999, cash and cash equivalents increased by $301,000 and long-term marketable securities and other investments decreased by $16,000. During the period, the Company paid dividends of approximately $491,000, spent $2,703,000 on capital expenditures and reduced long term debt and notes payable by $769,000. The combined total of cash and cash equivalents, long-term marketable securities and other investments was approximately $17.9 million at December 31, 1999 as compared to $17.7 million at September 30, 1999.

        At December 31, 1999, the Company had approximately $7.0 million in cash and cash equivalents. On that date, the Company's working capital was $45.3 million and the current ratio was 4.4 to 1, as compared to $41.8 million and 3.7 to 1 at September 30, 1999.

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

        The Company has a $15 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. The amount outstanding at December 31, 1999 was $4,350,000. The maximum maturity for the notes payable is 90 days. At maturity, the Company may renew its obligation fully or in part. The interest rates are below the U.S. prime rate.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NOT APPLICABLE

                                    PART II.
                                OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

(b) In the pending patent infringement action against the Company brought by a competitor regarding manual resuscitators, the parties held settlement discussions with the federal magistrate on February 3, 2000. No settlement was reached. At the hearing held on February 10, 2000, the U.S. District Court determined that it would not permit the Company to solicit further evidence or to present further arguments to the Court to rebut the Court's view that the Company's Vital Blue products infringe the competitor's patent. The Court instructed the parties to exchange updated information concerning sales and damages on Vital Blue products by March 13, 2000 and to submit briefs to the Court by March 28, 2000 on the issue of whether the Company's Code Blue products also infringe the same patent. The Company believes that the plaintiff will seek approximately $6 million in actual damages for Vital Blue product sales through mid-November, 1999, plus three times actual damages for alleged willful infringement of the patent, and attorney fees. The Company continues to believe that its manual resuscitators do not infringe the plaintiff's patent and will continue to vigorously defend the action. The Company also disputes the amount of the alleged damages claimed on Vital Blue products. If the District Court enters a finding of infringement on the Vital Blue products, the Company will appeal such decision.

(c) In the pending patent infringement action in Japan against a distributor of the Company's ABG syringe products, additional evidence and arguments of non infringement and in opposition to the plaintiff's damage claim were filed with the Court at the January 19, 2000 hearing. The Court has concluded the evidentiary phase of the action but will permit a further response from the plaintiffs by the end of February, 2000 as to its alleged damages. The Court is expected to render its decision on the action at the next hearing scheduled for March 21, 2000. The Company continues to believe that its ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action. In addition, the Company filed a patent infringement action in Japan against the same competitor for infringement of an ABG patent recently issued to the Company in Japan. On January 11, 2000, such competitor filed its Answer with the Court denying infringement. The initial hearing on the Company's complaint was held on January 17, 2000. The Court directed the Company to file its first brief by February 18, 2000 and scheduled another hearing for March 13, 2000.

(d) The Company's Vital Pharma, Inc. subsidiary settled the patent infringement and theft of trade secrets action against VPI and a VPI employee, brought by a competitor of VPI in the United States District Court for the Southern District of Florida regarding blow-fill-seal technology, as well as the action by VPI in the same Court against the plaintiff's former sister company seeking a declaratory judgment that five other blow-fill-seal patents are invalid, non infringed and unenforceable. Both cases have been discontinued with prejudice and without payment by any of the parties. In addition, VPI received a royalty bearing license from the competitor for the patent that was the subject of their action against VPI.

(e) On December 15, 1999, a former shareholder of Vital Pharma, Inc. (VPI), a Company subsidiary, on his own behalf and purportedly on behalf of several other former VPI shareholders, commenced an action alleging breach of contract, fraud and several other claims against the Company in the United States District Court for the District of New Jersey.
         The Complaint asserts that the plaintiffs were improperly denied the full amount of their pay-outs for 1997 and 1998 allegedly owed to the plaintiffs in connection with their sale of VPI to the Company, and seeks compensatory and punitive damages and attorneys fees and interest. On January 18, 2000, the Company filed an Answer denying the Complaint, asserting a number of counterclaims against the plaintiffs, including breach of contract, fraud, misrepresentation, fraudulent inducement and several other claims, and seeking compensatory and punitive damages, attorneys fees and interest.

               The Company is also involved in other legal proceedings arising in the ordinary course of business.

               The Company cannot predict the outcome of its legal proceedings with certainty. However based upon its review of pending legal proceedings the Company does not believe the ultimate disposition of its pending legal proceedings will be material to its financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements under the Reform Act. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits:    27.1  -  Financial Data Schedule.

        b) Reports on Form 8-K filed during the quarter ended December 31, 1999:
None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                VITAL SIGNS, INC.

                           By:  /s/ Anthony J. Dimun
                                ---------------------
                                Anthony J. Dimun
                                Executive Vice President of
                                Finance and Chief Financial Officer


                           Date:   February 14, 2000
                                 _____________________