Form 10-Q
period 2000-03-31
VITAL SIGNS INC
filed 2000-05-12
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file number: 0-18793

                              --------------------

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


  ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         At May 4, 2000, there were 12,368,242 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                               PAGE NUMBER
                                         PART I.

               Financial information                                                   1

ITEM 1.        Financial Statements:

               Independent Accountant's Report                                         2

               Consolidated Balance Sheet as of March 31, 2000
               (Unaudited) and September 30, 199                                       3

               Consolidated Statement of Income for the Six Months ended
               March 31, 2000 and 1999 (Unaudited)                                     4

               Consolidated Statement of Income for the Three Months
               Ended March 31, 2000 and 1999 (Unaudited)                               5

               Consolidated Statement of Cash Flows for the Six Months
               Ended March 31, 2000 and 1999 (Unaudited)                               6

               Notes to Consolidated Financial Statements (Unaudited)                  7

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    8-11

ITEM 3.        Quantitative and Qualitative Disclosure About Market Risks              12

                                        PART II.

ITEM 1.        Legal Proceedings                                                     13-14

ITEM 4.        Submission of Matters to a Vote of Security Holders                     15

ITEM 6.        Exhibits and Reports on Form 8-K                                        15

               Signatures                                                              16



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

         The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year. The financial statements included herein for the three and six months ended March 31, 2000, have been reviewed by the Company's independent accountants in accordance with Statement on Auditing Standards No. 71.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying condensed balance sheet of Vital Signs, Inc. as of March 31, 2000, and the related condensed statements of income, cash flows, and changes in stockholders' equity for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 28, 2000

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                                      March 31,           September 30,
                                                                                        2000                  1999
                                                                                        ----                  ----
                                                                                          (Dollars in thousands)
                           ASSETS
                                                                                     (Unaudited)

Current Assets:
     Cash and cash equivalents                                                         $      4,880          $       6,655
    Accounts receivable, less allowance for doubtful accounts of
       $480 and $244 respectively                                                            22,456                 21,153
    Inventory                                                                                23,649                 23,892
    Prepaid expenses and other current assets                                                 5,993                  5,416
                                                                                       ------------          -------------
         Total Current Assets                                                                56,978                 57,116

    Property, plant and equipment - net                                                      49,023                 45,960
    Other investments and marketable securities                                              10,990                 11,006
    Goodwill and other intangible assets                                                     34,355                 34,978
    Deferred income taxes                                                                     1,496                  1,478
    Other assets                                                                              7,237                  6,772
                                                                                      -------------          -------------
         Total Assets                                                                  $    160,079          $     157,310
                                                                                       ============          =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                   $      4,570          $      5,629
    Current portion of long-term debt                                                           383                   423
    Accrued expenses                                                                          4,098                 4,423
    Notes payable - bank                                                                      1,358                 4,850
                                                                                      -------------         -------------
         Total Current Liabilities                                                           10,409                15,325

Long term debt                                                                                1,900                 2,179
Other liabilities                                                                             4,062                 4,827
                                                                                       ------------          ------------
         Total Liabilities                                                                   16,371                22,331
                                                                                       ------------          ------------

Commitments and contingencies:
Minority interest in subsidiary                                                              4,099                 3,739
                                                                                      ------------          ------------

Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares,
       outstanding 12,365,663 and 12,295,162 shares, respectively                           16,410                16,095
    Accumulated other comprehensive loss                                                      (428)                   (2)
    Retained earnings                                                                      123,627               115,147
                                                                                      ------------          ------------
    Stockholders' equity                                                                   139,609               131,240
                                                                                      ------------          ------------
         Total Liabilities and Stockholders' Equity                                   $    160,079          $    157,310
                                                                                      ============          ============




(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                                            For the Six Months Ended
                                                                                                    March 31
                                                                                                    --------
                                                                                        2000                     1999
                                                                                        ----                     ----
                                                                                     (In Thousands Except Per Share Amounts)

Net sales                                                                              $      72,594            $     63,557
Cost of goods sold                                                                            34,666                  31,679
                                                                                       -------------            ------------
Gross profit                                                                                  37,928                  31,878
                                                                                        ------------           -------------

Operating expenses:
    Selling, general and administrative                                                       19,169                  16,164
    Research and development                                                                   3,863                   2,731
    Interest (income)                                                                           (226)                   (172)
    Interest expense                                                                             244                     168
    Other expense                                                                                516                     143
    Goodwill amortization                                                                        485                     352
                                                                                       -------------            ------------
                                                                                              24,051                  19,386
                                                                                       -------------            ------------

Income before provision for income taxes and minority interest in
 income of consolidated subsidiary                                                            13,877                  12,492
Provision for income taxes                                                                     4,055                   3,932
                                                                                       -------------            ------------
Income before minority interest in income of consolidated subsidiary
 (see Note 5)                                                                                  9,822                   8,560
Minority interest in income of consolidated subsidiary                                           360                     ---
                                                                                       -------------            ------------
Income from continuing operations                                                              9,462                   8,560
                                                                                       -------------            ------------

Discontinued Operations (Note 6):
     Loss from operations of Vital Pharma Machine Division (net of
          income taxes of of $82)                                                                ---                    (188)
                                                                                       -------------            ------------
Net income                                                                             $       9,462            $      8,372
                                                                                       =============            ============

Earnings per Common Share:

Basic income per share from continuing operations                                      $         .77            $        .69
                                                                                       =============            ============
Diluted income per share from continuing operations                                    $         .76            $        .69
                                                                                       =============            ============
Discontinued operations                                                                $         ---            $       (.02)
                                                                                       =============            ============

Basic net income per share                                                             $         .77            $        .68
                                                                                       =============            ============
Diluted net income per share                                                           $         .76            $        .68
                                                                                       =============            ============
Basic weighted average number of shares                                                       12,222                  12,351
                                                                                       =============            ============
Diluted weighted average number of shares                                                     12,400                  12,398
                                                                                       =============            ============




(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                                           For the Three Months Ended
                                                                                                    March 31
                                                                                                    --------
                                                                                        2000                     1999
                                                                                        ----                     ----
                                                                                     (In Thousands Except Per Share Amounts)

Net sales                                                                              $      35,481            $     32,622
Cost of goods sold                                                                            17,096                  15,963
                                                                                       -------------            ------------
Gross profit                                                                                  18,385                  16,659
                                                                                        ------------           -------------

Operating expenses:
    Selling, general and administrative                                                        9,485                   8,188
    Research and development                                                                   2,235                   1,403
    Interest (income)                                                                           (143)                    (59)
    Interest expense                                                                             121                     100
    Other (income) expense                                                                        84                     339
    Goodwill amortization                                                                        242                     176
                                                                                       -------------            ------------
                                                                                              12,024                  10,147
                                                                                       -------------            ------------

Income before provision for income taxes and minority interest in
     income of consolidated subsidiary                                                         6,361                   6,512
Provision for income taxes                                                                     1,721                   2,020
                                                                                       -------------            ------------
Income before minority interest in income of consolidated
 subsidiary (see Note 5)                                                                       4,640                   4,492
Minority interest in income of consolidated subsidiary                                           153                     ---
                                                                                       -------------            ------------
Income from continuing operations                                                              4,487                   4,492
                                                                                       -------------            ------------

Discontinued Operations (Note 6):
     Loss from operations of Vital Pharma Machine Division
          (net of income taxes of of $41)                                                        ---                     (95)
                                                                                       -------------            ------------
Net income                                                                             $       4,487            $      4,397
                                                                                       =============            ============

Earnings per Common Share:

Basic income per share from continuing operations                                      $         .37            $        .37
                                                                                       =============            ===+========
Diluted income per share from continuing operations                                    $         .36            $        .36
                                                                                       =============            ==+=========
Discontinued operations                                                                $         ---            $       (.01)
                                                                                       =============            ============

Basic net income per share                                                             $         .37            $        .36
                                                                                       =============            ============
Diluted net income per share                                                           $         .36            $        .36
                                                                                       =============            ============
Basic weighted average number of shares                                                       12,263                  12,270
                                                                                       =============            ============
Diluted weighted average number of shares                                                     12,436                  12,317
                                                                                       =============            ============




(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                              For the Six Months Ended
                                                                                                       March 31
                                                                                             2000                    1999
                                                                                             ----------------------------
                                                                                                   (In Thousands)


Cash Flows from Operating Activities:
   Net income                                                                           $       9,462          $      8,372
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
     Depreciation and amortization                                                              2,026                 1,903
     Decrease (increase) in net income tax asset                                                 (515)                   49
     Amortization of goodwill                                                                     485                   352
     Amortization of deferred credit                                                              ---                   (50)
     Net loss on sales of available for sale securities                                           ---                    16
    Minority interest in income of consolidated subsidiary                                        360                   ---
    Changes in operating assets and liabilities:
         Increase in accounts receivable                                                       (1,484)               (1,495)
         Decrease (increase) in inventory                                                          82                (1,366)
         Increase in prepaid expenses and other current assets                                   (614)               (1,609)
         Increase in other assets                                                                (441)               (1,831)
         Increase (decrease) in accounts payable and accrued expenses                          (1,223)                  258
         Decrease in other liabilities                                                           (268)                 (149)
                                                                                        --------------         -------------
         Net cash provided by operating activities                                              7,870                 4,450
                                                                                        -------------          ------------

Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                                          13                 6,138
     Purchases of available-for-sale securities and other investments                             ---                (1,034)
     Acquisition of property, plant and equipment                                              (5,180)               (1,923)
     Other                                                                                        ---                  (564)
                                                                                        -------------          -------------
         Net cash provided by (used in) investing activities                                   (5,167)                2,617
                                                                                        --------------         -------------

Cash Flows from Financing Activities:
     Net purchase of treasury stock                                                              (580)               (6,530)
     Dividends paid                                                                              (982)                 (993)
     Proceeds from exercise of stock options and warrants                                         895                    26
     Proceeds from short term notes payable                                                     1,358                   ---
     Principal payments of long-term debt and notes payable                                    (5,169)                 (808)
                                                                                        --------------         -------------
         Net cash used in financing activities                                                 (4,478)               (8,305)
                                                                                        --------------         -------------
Net decrease in cash and cash equivalents                                                      (1,775)               (1,238)
Cash and cash equivalents at beginning of period                                                6,655                 2,600
                                                                                        -------------         -------------
Cash and cash equivalents at end of period                                              $       4,880         $       1,362
                                                                                        =============         =============

Supplemental disclosures of cash flow information:
    Cash paid during the six months for:
         Interest                                                                       $         224         $         125
         Income taxes                                                                           4,696                 3,234


(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the three and six months ended March 31, 2000 and 1999 and the consolidated statement of cash flows for the six months ended March 31, 2000 and 1999 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 1999 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" has not been applied since it is not material to the Company's financial statements.

4. The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about segments of an enterprise and related information" at September 30, 1999. The Company designs, manufactures and distributes single-use medical products. The Company's other business segments do not meet the criteria for separate disclosures.

5. Vital Signs acquired a 52% interest in Breas AB, a European manufacturer of personal ventilators for Obstructive Sleep Apnea (OSA) and other applications, for an aggregate investment of approximately $13 million of which $4.6 million was expended in June 1999. Vital Signs has reflected the operations of Breas as a consolidated subsidiary for the six months ended March 31, 2000 with sales of $8,126,000. Breas for the six months ended March 2000 contributed net income after minority interest of $751,000 to Vital Signs' operating results for the six months ended March 31, 2000.

6. In September 1999, the Company made a decision to sell its Blow-Fill-Seal ("BFS") Machine Fabrication division consisting of net assets of approximately $4.2 million. Accordingly, the statement of income for the six months and three months ended March 31, 1999 has been restated to reflect the operations as a discontinued operation.

7. At March 31, 2000, the Company's inventory was comprised of raw materials, $15,412,000, work-in-process, $1,070,000 and finished goods, $7,167,000.

8.     For  details  of  Legal   proceedings,   see  Part  II,  Item  1,  "Legal
       Proceedings".

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


                                                     INCREASE/(DECREASE) FROM PRIOR PERIOD
                                                 ---------------------------------------------
                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   MARCH 31, 2000          MARCH 31, 2000
                                                   COMPARED WITH           COMPARED WITH
                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   MARCH 31, 1999          MARCH 31, 1999
                                                 ---------------------------------------------

  Net sales                                           8.8%                     14.2%
  Cost of goods sold                                  7.1%                      9.4%
  Gross profit                                       10.4%                     19.0%
  Selling, general and administrative expense        15.8%                     18.6%
  Research and development expenses                  59.3%                     41.5%
  Income before provision for income taxes and
     minority interest in income of
     consolidated subsidiary                         (2.3%)                    11.1%

  Provision for income taxes                        (14.8%)                     3.1%
  Net income                                          2.0%                     13.0%


                    COMPARISON: QUARTER ENDED MARCH 31, 2000
                        AND QUARTER ENDED MARCH 31, 1999


         Net sales for the quarter ended March 31, 2000 increased by 8.8% compared with the same period last year. The increase was due in large part, to unit increases offset by selling price declines, as well as the acquisition of Breas AB (see Note 5). Prices on existing products declined on average approximately .5% in the three months ended March 31, 2000 when compared to the same period in 1999.

         Sales of anesthesia products, representing 44.3% of net sales, grew 3.6% from the quarter ended March 31, 1999 despite selling price declines. Sales of respiratory/critical care products, representing 45.0% of net sales, decreased by 8.5%. The Company believes that such declines reflect in part, increased purchases by certain customers during the quarter ended December 31, 1999 to protect against Y2K concerns, resulting in lesser demand during the following quarter. Sales of sleep/ventilator products, representing 10.7% of net sales, increased by 100% due to the acquisition of a 52% interest in Breas AB effective June 1, 1999.

         While net sales increased in dollars by 8.8%, gross profit dollars increased by 10.4%. The increase in gross profit is primarily the result of the Company's cost improvement program. The Company's gross profit percentage for the quarter ended March 31, 2000 was 51.8% compared to 51.1% in the same time period of the last fiscal year.

         Selling, general and administrative expenses (S, G & A) increased by $1,297,000 primarily due to the acquisition of Breas AB in June, 1999. Breas AB incurred $749,000 of S, G & A expenses in the current quarter. Freight expense increased by $164,000 due to unit increases and fuel surcharges.

         Research and development expenses ("R&D") increased 59.3% primarily due to the acquisition of a 52% interest in Breas AB effective June 1, 1999.

         Other expense, net, which includes dividend income, realized capital gains and losses and legal and other expenses related to non-operational items, decreased by $255,000 from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 primarily due to the reduction of product contributions by $97,000 and net investment income of $64,000 realized in 1999.

         The Company's effective tax rates were 27.1% and 31.0% for the quarters ended March 31, 2000 and 1999, respectively. The Company's tax rate in the current period decreased primarily due to federal tax benefits relating to its international business.

                   COMPARISON: SIX MONTHS ENDED MARCH 31, 2000
                       AND SIX MONTHS ENDED MARCH 31, 1999


         Net sales for the six months ended March 31, 2000 increased by 14.2% compared with the same period last year. The increase was due to unit increases offset by selling price declines and to a large extent to the acquisition of Breas AB (see Note 5). Prices on existing products declined on average approximately .6% in the six months ended March 31, 2000 when compared to the same period in 1999.

         Sales of anesthesia products, representing 44.7% of net sales, grew 8.9% from the six months ended March 31, 1999 despite selling price declines. Sales of respiratory/critical care products, representing 44.5% of net sales, decreased by 4.5%. Sales of sleep/ventilator products, representing 10.8% of net sales, increased by 100% due to the acquisition of a 52% interest in Breas AB effective June 1, 1999.

         While net sales increased in dollars by 14.2%, gross profit dollars increased by 19.0%. The increase in gross profit is primarily the result of the Company's cost improvement program. The Company's gross profit percentage for the six ended March 31, 2000 was 52.2% compared to 50.2% in the same time period of the last fiscal year.

         Selling, general and administrative expenses (S, G & A) increased by $3,005,000 primarily due to the acquisition of Breas AB in June, 1999. Breas AB incurred $2,292,000 of S, G & A expenses in the current quarter. Freight expense increased by $313,000 due to unit increases and fuel surcharges.

         Research and development expenses ("R&D") increased 41.4% primarily due to the acquisition of a 52% interest in Breas AB effective June 1, 1999.

         Other expense, net, which includes dividend income, realized capital gains and losses and legal and other expenses related to non-operational items, increased by $373,000 from the six months ended March 31, 1999 to the six months ended March 31, 2000 primarily due to net investment income of $122,000 realized in 1999.

         The Company's effective tax rates were 29.2% and 31.5% for the six months ended March 31, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company relies upon cash flow from its operations as well as credit lines established with the Company's lender. During the six months ended March 31, 2000, cash and cash equivalents and short-term marketable securities decreased by $1,775,000 and long-term marketable securities and other investments decreased by $16,000. During the period, the Company paid dividends of approximately $982,000, spent $5,180,000 on capital expenditures and had a net reduction of long term debt and notes payable by $3,811,000. The combined total of cash and cash equivalents, long-term marketable securities and other investments was approximately $15.9 million at March 31, 2000 as compared to $17.7 million at September 30, 1999.

         At March 31, 2000, the Company had approximately $4.9 million in cash and cash equivalents. On that date, the Company's working capital was $46.6 million and the current ratio was 5.5 to 1, as compared to $41.8 million and 3.7 to 1 at September 30, 1999.

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

         The Company has a $15 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. No amount was outstanding at March 31, 2000 under this line of credit.

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


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NOT APPLICABLE

                                    PART II.
                                OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999.

(b) In October, 1997, the U.S. District Court in the Northern District of Illinois entered a judgment in favor of the Company in a patent infringement action brought by Smith Industries regarding manual resuscitators. The Court held that the Smith Industries patent was invalid and that the Company's products did not infringe. In May, 1999, the U.S. Court of Appeals for the Federal Circuit reversed the U.S. District Court's judgement of invalidity, vacated the judgement of non-infringement and remanded the case to the U.S. District Court for further proceedings and, in July 1999 clarified that its earlier decision was applicable to all of the claims of the subject patent. On remand, the U.S. District Court has received briefs from the parties as to what further proceedings shall occur. At a hearing held on February 10, 2000, the District Court determined that it would not permit the Company to solicit further discovery regarding infringement issues. The Court instructed the parties to exchange updated information concerning sales and damages on Vital Blue products by March 13, 2000 and to submit briefs to the Court by March 28, 2000 on the issue of whether the Company's Code Blue products also infringe the same patent and on all other outstanding issues.

         At a hearing held on April 18, 2000, the Court granted the Company's request for further damage-related discovery. On April 27, 2000, the parties filed a Joint Stipulated Order with the Court setting forth a schedule of document exchange, inspection of the Plaintiff's production facility, exchange of updated expert damage reports, depositions of experts, and filing of briefs on remaining issues. Filing of briefs on remaining issues is scheduled for July 26, 2000.

         The parties have exchanged reports of their experts on damage calculations, which update their calculations provided in connection with the District Court trial. Plaintiff claims actual damages through January, 2000 of $5.3 million relating to the Company's Vital Blue line of products and $21.1 million relating to other allegedly infringing products. This claim is based upon plaintiff's expert's analysis of lost profits and reasonable royalties. In addition, Plaintiff has requested enhanced damages up to three times actual damages for alleged willful infringement of the patent, as well as attorney fees. The Company disputes the amount of alleged damages sought by plaintiff and the method by which they were calculated. The Company's expert rejects Plaintiff's claims for lost profits and, based upon its analysis of reasonable royalties, believes that, if the Company's products infringe Plaintiff's patent, actual damages through January, 2000 would be $860,000 for the Vital Blue line of products and $2.2 million for all other allegedly infringing lines of products, exclusive of prejudgment interest.

         The Company anticipates that the District Court will enter judgement promptly after briefs are submitted in late July, 2000. The Company continues to believe that its allegedly infringing lines of product do not infringe the Plaintiff's patent, that the Plaintiff's action is without merit and will continue to defend this action vigorously. However, the Company recognizes that the Court may conclude that the Company's Vital Blue line of products infringe Plaintiff's patent. An adverse judgement by the District Court on the other allegedly infringing products is also possible, but the Company believes such result is less likely. If the District Court enters a finding of infringement, the Company will consider appealing such decision. If the Company does not pursue an appeal, or does not prevail in such an appeal, the damages awarded on the Vital Blue line of products alone could be materially adverse to the Company's consolidated financial position. If the Company were also unsuccessful in defending against the claims that the other allegedly infringing products infringe the Plaintiff's patent, the damages awarded would likely be materially adverse to the Company's consolidated financial position. Given the factual and legal complexities of this case and the inherent uncertainties involved in litigation, the Company is unable to predict the ultimate outcome or the ultimate financial impact of this action.

(c) In the pending patent infringement action in Japan against a distributor of the Company's ABG syringe products that the Company's predecessor has indemnified, the Court has closed the record in this action and advised that it will render its decision on this action at the next hearing scheduled for June 23, 2000. Plaintiff claims damages of approximately $6.5 million, plus interest and costs. The Company's damage experts have opined that, if the Company's ABG syringe products infringe the plaintiff's patent, that the damages would be approximately $1 million. The Company continues to believe that its ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend this action. If an adverse judgement is rendered in this action, the Company will consider appealing such decision. In the Company's patent infringement action in Japan against the same competitor for infringement of an ABG patent issued to the Company in Japan, additional briefs on infringement have been filed with the Court.

(d)      In the pending action by a former shareholder of Vital Pharma, Inc.
         (VPI), a Company subsidiary, brought by such shareholder on his own behalf and purportedly on behalf of several other former VPI shareholders for breach of contract, fraud and several other claims against the Company in the United States District Court for the District of New Jersey, the matter is in pretrial discovery.

         The Company cannot predict the outcome of its legal proceedings with certainty. However, based upon its review of pending legal proceedings, subject to the above disclosure concerning the patent infringement action brought by Smith Industries, the Company does not believe the ultimate disposition of its pending legal proceedings will be material to its financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of shareholders on February 17, 2000. At that meeting, the following individuals were elected to the Board of Directors by the following votes:


NAME                                       FOR            AGAINST
----                                       ---            -------
Terry D. Wall                           12,370,821        34,123
David J. Bershad                        12,371,048        33,896
Anthony J. Dimun                        12,371,048        33,896
Stuart M. Essig                         12,370,870        34,074
Joseph J. Thomas                        12,370,848        34,096
Barry Wicker                            12,371,048        33,896


ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits:   27.1  -  Financial Data Schedule.

         b) Reports on Form 8-K filed during the quarter ended March 31, 2000:
None.

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


                                       Date: May 12, 2000