Form 10-Q
period 2000-06-30
VITAL SIGNS INC
filed 2000-08-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

                         Commission file number: 0-18793

                         -------------------------------

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

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X    No
                                       -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At August 8, 2000, there were 12,191,756 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

                                     PART I.

               Financial information                                          1

ITEM 1.        Financial Statements:

               Independent Accountant's Report                                2

               Consolidated Balance Sheet as of June 30, 2000
               (Unaudited) and September 30, 1999                             3

               Consolidated Statement of Income for the Nine
               Months ended June 30, 2000 and 1999
               (Unaudited)                                                    4

               Consolidated Statement of Operations for the
               Three Months Ended June 30, 2000 and 1999
               (Unaudited)                                                    5

               Consolidated Statement of Cash Flows for the
               Nine Months Ended June 30, 2000 and 1999
               (Unaudited)                                                    6

               Notes to Consolidated Financial Statements
               (Unaudited)                                                    7

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-12

ITEM 3.        Quantitative and Qualitative Disclosure About
               Market Risks                                                  13

                                    PART II.

ITEM 1.        Legal Proceedings                                             14

ITEM 6.        Exhibits and Reports on Form 8-K                              15

               Signatures                                                    16

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

         The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year. The financial statements included herein for the three and nine months ended June 30, 2000, have been reviewed by the Company's independent accountants in accordance with Statement on Auditing Standards No. 71.

                         INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of June 30, 2000, and the related consolidated statements of income and cash flows for the nine-month period then ended and the consolidated statement of operations for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 28, 2000

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         June 30,           September 30,
                                                                                         --------           -------------
                                                                                           2000                  1999
                                                                                           ----                  ----
                                                                                             (Dollars in thousands)
                                     ASSETS
                                                                                        (Unaudited)
                                                                                        -----------
Current Assets:
    Cash and cash equivalents                                                              $  3,604              $  6,655
    Accounts receivable, less allowance for doubtful accounts of
      $468 and $244                                                                          24,598                21.153
    Inventory                                                                                26,041                23,892
    Prepaid expenses and other current assets                                                 8,503                 5,416
                                                                                           --------              --------
         Total Current Assets                                                                62,746                57,116

    Property, plant and equipment - net                                                      51,253                45,960
    Other investments and marketable securities                                                 553                11,006
    Goodwill and other intangible assets                                                     47,565                34,978
    Deferred income taxes                                                                     1,132                 1,478
    Other assets                                                                              7,934                 6,772
                                                                                           --------              --------
         Total Assets                                                                      $171,183              $157,310
                                                                                           ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                       $  5,989              $  5,629
    Current portion of long-term debt                                                         2,867                   423
    Accrued expenses                                                                          5,782                 4,423
    Notes payable - bank                                                                         --                 4,850
    Other Liabilities                                                                        10,996                    --
                                                                                           --------              --------
         Total Current Liabilities                                                           25,634                15,325

Long term debt                                                                                5,891                 2,179
Other liabilities                                                                               245                 4,827
                                                                                           --------              --------
         Total Liabilities                                                                   31,770                22,331
                                                                                           --------              --------
Commitments and contingencies:
Minority interest in subsidiary                                                               4,687                 3,739
                                                                                           --------              --------
Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares,
      outstanding 12,137,256 and 12,295,162 shares, respectively                             12,854                16,095
    Accumulated other comprehensive loss                                                       (426)                   (2)
    Retained earnings                                                                       122,298               115,147
                                                                                           --------              --------
    Stockholders' equity                                                                    134,726               131,240
                                                                                           --------              --------
         Total Liabilities and Stockholders' Equity                                        $171,183              $157,310
                                                                                           ========              ========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                              For the Nine Months Ended
                                                                                              -------------------------
                                                                                                      June 30,
                                                                                                      --------
                                                                                            2000                     1999
                                                                                            ----                     ----
                                                                                      (In Thousands Except Per Share Amounts)
Net sales                                                                                   $109,679                 $95,888
Cost of goods sold                                                                            52,433                  47,411
                                                                                            --------                 -------
Gross profit                                                                                  57,246                  48,477
                                                                                            --------                 -------
Operating expenses:
    Selling, general and administrative                                                       28,512                  24,602
    Research and development                                                                   5,893                   4,266
    Interest (income)                                                                           (368)                   (187)
    Interest expense                                                                             359                     230
    Other expense                                                                              1,542                     205
    Goodwill amortization                                                                       784                     528
    Special Charge                                                                             7,785                      --
                                                                                            --------                 -------
                                                                                              44,507                  29,644
                                                                                            --------                 -------
Income before provision for income taxes and minority interest in
  income of consolidated subsidiary                                                           12,739                  18,833
Provision for income taxes                                                                     3,609                   5,760
                                                                                            --------                 -------
Income before minority interest in income of consolidated subsidiary
  (see Note 5)                                                                                 9,130                  13,073
Minority interest in income of consolidated subsidiary                                           500                      60
                                                                                            --------                 -------
Income from continuing operations                                                              8,630                  13,013
                                                                                            --------                 -------
Discontinued Operations (Note 6)
     Loss from operations of Vital Pharma Machine Division (net of
       income taxes of $119)                                                                      --                     277
                                                                                            --------                 -------
Net income                                                                                  $  8,630                 $12,736
                                                                                            ========                 =======
Earnings per Common Share:
Basic income per share from continuing operations                                           $    .71                 $  1.06
                                                                                            ========                 =======
Diluted income per share from continuing operations                                         $    .70                 $  1.05
                                                                                            ========                 =======
Discontinued operations                                                                     $     --                 $  (.02)
                                                                                            ========                 =======
Basic net income per share                                                                  $    .71                 $  1.04
                                                                                            ========                 =======
Diluted net income per share                                                                $    .70                 $  1.03
                                                                                            ========                 =======
Basic weighted average number of shares                                                       12,208                  12,286
                                                                                            ========                 =======
Diluted weighted average number of shares                                                     12,356                  12,349
                                                                                            ========                 =======
Dividends paid per share                                                                    $    .12                 $   .12
                                                                                            ========                 =======

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                                                                              For the Three Months Ended
                                                                                              --------------------------
                                                                                                        June 30,
                                                                                                        --------
                                                                                             2000                    1999
                                                                                             ----                    ----
                                                                                        (In Thousands Except Per Share Amounts)
Net sales                                                                                    $37,085                 $32,331
Cost of goods sold                                                                            17,767                  15,732
                                                                                             -------                 -------
Gross profit                                                                                  19,318                  16,599
                                                                                             -------                 -------
Operating expenses:
    Selling, general and administrative                                                        9,343                   8,438
    Research and development                                                                   2,030                   1,535
    Interest (income)                                                                           (142)                    (15)
    Interest expense                                                                             115                      62
    Other expense                                                                              1,026                      62
    Goodwill amortization                                                                        299                     176
    Special Charge                                                                             7,785                      --
                                                                                             -------                 -------
                                                                                              20,456                  10,258
Income (loss) before provision (credit) for income taxes and minority interest
  in income of consolidated subsidiary                                                        (1,138)                  6,341
Provision (credit) for income taxes                                                             (446)                  1,828
                                                                                             -------                 -------
Income (loss) before minority interest in income of consolidated
  subsidiary (see Note 5)                                                                       (692)                  4,513
Minority interest in income of consolidated subsidiary                                           140                      60
                                                                                             -------                 -------
Income (loss) from continuing operations                                                        (832)                  4,453
                                                                                             -------                 -------
Discontinued Operations (Note 6):
     Loss from operations of Vital Pharma Machine Division (net of
       income taxes of $37)                                                                       --                      89
                                                                                             -------                 -------
Net income (loss)                                                                            $  (832)                $ 4,364
                                                                                             =======                 =======
Earnings per Common Share:
Basic income (loss) per share from continuing operations                                     $  (.07)                $   .37
                                                                                             =======                 =======
Diluted income (loss) per share from continuing operations                                   $  (.07)                $   .36
                                                                                             =======                 =======
Discontinued operations                                                                      $    --                 $  (.01)
                                                                                             =======                 =======
Basic net income (loss) per share                                                            $  (.07)                $   .36
                                                                                             =======                 =======
Diluted net income (loss) per share                                                          $  (.07)                $   .36
                                                                                             =======                 =======
Basic weighted average number of shares                                                       12,192                  12,155
                                                                                             =======                 =======
Diluted weighted average number of shares                                                     12,192                  12,246
                                                                                             =======                 =======
Dividends paid per share                                                                     $   .04                 $   .04
                                                                                             =======                 =======

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                      June 30,
                                                                                             2000                    1999
                                                                                             ----------------------------
                                                                                                   (In Thousands)
Cash Flows from Operating Activities:
   Net income                                                                                 $ 8,630               $12,736
   Adjustments to Reconcile Net Income to Net Cash Provided by
     Operating Activities:
     Depreciation and amortization                                                              3,182                 2,916
     Deferred income taxes                                                                       (213)                  412
     Amortization of goodwill                                                                     784                   528
     Amortization of deferred credit                                                               --                   (75)
     Net loss on sales of available for sale securities                                            --                    16
     Minority interest in income of consolidated subsidiary                                       500                    60
     Changes in operating assets and liabilities:
         Increase in accounts receivable                                                       (1,225)                 (683)
         Increase in inventory                                                                 (1,948)               (2,736)
         Decrease (increase) in prepaid expenses and other current assets                      (3,117)                  669
         Increase in other assets                                                              (1,030)               (1,455)
         Decrease in accounts payable and accrued expenses                                       (427)               (2,150)
         Increase (decrease)  in other liabilities                                              6,973                  (423)
                                                                                               ------               -------
         Net cash provided by operating activities                                             12,109                 9,815
                                                                                               ------               -------
Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                                          13                 6,854
     Purchases of available-for-sale securities and other investments                              --                (6,436)
     Acquisition of property, plant and equipment                                              (6,557)               (3,959)
     Acquisition of subsidiary, net of $2,344 of cash acquired in 1999                           (585)               (2,256)
                                                                                               ------               -------
         Net cash used in investing activities                                                 (7,129)               (5,797)
                                                                                               ------               -------
Cash Flows from Financing Activities:
     Net purchase of treasury stock                                                            (4,234)               (6,701)
     Dividends paid                                                                            (1,479)               (1,485)
     Proceeds from exercise of stock options and warrants                                         993                    62
     Proceeds from long term debt and notes payable                                             3,247                 6,854
     Principal payments of long-term debt and notes payable                                    (6,558)                 (871)
                                                                                               ------               -------
         Net cash used in financing activities                                                 (8,031)               (2,141)
                                                                                               ------               -------
Net (decrease) increase in cash and cash equivalents                                           (3,051)                1,877
Cash and cash equivalents at beginning of period                                                6,655                 2,600
                                                                                               ------               -------
Cash and cash equivalents at end of period                                                    $ 3,604               $ 4,477
                                                                                               ======               =======
Supplemental disclosures of cash flow information:
     Cash paid during the nine months for:
         Interest                                                                             $   380               $   228
         Income taxes                                                                           6,890                 4,085

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three months ended June 30, 2000 and 1999, the consolidated statements of income for the nine months ended June 30, 2000 and 1999 and the consolidated statement of cash flows for the nine months ended June 30, 2000 and 1999 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

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

5. Vital Signs acquired a 53% interest in Breas AB, a European manufacturer of personal ventilators for Obstructive Sleep Apnea (OSA) and other applications, for an aggregate investment of approximately $13 million of which $4.6 million was expended in June 1999. Vital Signs has reflected the operations of Breas as a consolidated subsidiary for the nine months ended June 30, 2000 with sales of $12,492,000. Breas contributed net income of $564,000 after minority interest of $500,000 to Vital Signs' operating results for the nine months ended June 30, 2000.

6. At June 30, 2000, the Company's inventory was comprised of raw materials, $14,514,000, work-in-process, $2,333,000 and finished goods, $9,194,000.

7. The Company converted its preferred stock in National Sleep Technologies, Inc. ("NST") into common stock giving it 80% ownership of the common equity of NST effective June 1, 2000. NST provides sleep diagnostic services and sells sleep related therapeutic devices. The aggregate investment in NST is approximately $10.5 million, all of which was expended prior to the 2000 fiscal year. The net sales and net income for the month of June, 2000 were $1,100,000 and $62,000, respectively.

8. In July, 2000 the Company entered into a settlement agreement with respect to a patent litigation. A special charge of $7.8 million relating to such settlement and other litigation matters was reflected in the Company's results for the three and nine months ended June 30, 2000. For details of legal proceedings, see Part II, Item 1, "Legal Proceedings".

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

                                                                             INCREASE/(DECREASE) FROM PRIOR PERIOD
                                                                     ----------------------------------------------------
                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       JUNE 30, 2000                      JUNE 30, 2000
                                                                       COMPARED WITH                      COMPARED WITH
                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        JUNE 30, 1999                     JUNE 30, 1999
                                                                     ----------------------------------------------------
Net sales                                                                   14.7%                            14.4%
Cost of goods sold                                                          12.9                             10.6
Gross profit                                                                16.4                             18.1
Selling, general and administrative
  expenses                                                                  10.7                             15.9
Research and development expenses                                           32.2                             38.1
Income from operations before special charge,
  provision for income taxes and minority
  interest in income                                                        19.9%                            19.2
Income (loss) before provision for income
  taxes and minority interest in income of
  consolidated subsidiary                                                  (117.9)                          (32.4)
Provision (credit) for income taxes                                        (124.4)                          (37.3)
Net income (loss)                                                          (119.1)                          (32.2)

                     COMPARISON: QUARTER ENDED JUNE 30, 2000
                         AND QUARTER ENDED JUNE 30, 1999

         Net sales for the quarter ended June 30, 2000 increased by 14.7% compared with the same period last year. The Company's interest in Breas is reflected in the results of operations for one month in the three months results of operations for 1999, and is reflected fully for the three months results of operations for 2000. NST is reflected in the results of operations only for the month of June, 2000. The increase was due in large part to unit increases (offset by selling price declines), as well as the acquisition of Breas AB (see
Note 5) and the conversion of the Company's preferred stock investment in National Sleep Technologies, Inc. (see Note 7). Prices on existing products declined on average approximately .1% in the three months ended June 30, 2000 when compared to the same period in 1999.

         Sales of anesthesia products, representing 43.4% of net sales, grew 5.3% from the quarter ended June 30, 1999. Sales of respiratory/critical care products, representing 41.4% of net sales, decreased by 2.1%. Sales of sleep/ventilator products, representing 15.1% of net sales, increased by $4.2 million as a result of the acquisition of a 53% interest in Breas AB effective June 1, 1999 and the conversion of the Company's preferred stock in National Sleep Technologies, Inc. effective June 1, 2000.

         While net sales increased in dollars by 14.7%, gross profit dollars increased by 16.4%. The increase in gross profit is primarily the result of the Company's cost improvement program. The Company's gross profit percentage for the quarter ended June 30, 2000 was 52.1% compared to 51.3% in the same time period of the last fiscal year.

         Selling, general and administrative expenses (S, G & A) increased by $905,000 primarily due to the acquisition of Breas AB in June, 1999. The acquisition of Breas AB accounts for an increase of $1,019,000 of S, G & A expenses in the current quarter over last year.

         Research and development expenses ("R&D") increased 32.2% primarily due to increased expenditures on several new anesthesia/respiratory devices and five new sleep products.

         Other expense, net, primarily includes severance expenses and other expenses related to non-operational items. Such expenses increased by $964,000 in the June 30, 2000 quarter over the comparable quarter in 1999.

         The Company incurred a special charge of $7.8 million for the quarter ending June 30, 2000 to cover the cost of certain previous disclosed litigation and settlement and other litigation matters.

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 2000
                       AND NINE MONTHS ENDED JUNE 30, 1999

         Net sales for the nine months ended June 30, 2000 increased by 14.4% compared with the same period last year. The Company's interest in Breas is reflected in the results of operations for one month in the three months results of operations for 1999, and is reflected fully for the three months results of operations for 2000. NST is reflected in the results of operations only for the month of June, 2000. The increase was due to unit increases offset slightly by selling price declines and to a large extent to the acquisition of Breas AB (see
Note 5) and the conversion of the Company's preferred stock investment in NST (see Note 7). Prices on existing products declined on average approximately .4% in the nine months ended June 30, 2000 when compared to the same period in 1999.

         Sales of anesthesia products, representing 43.9% of net sales, grew 6.9% from the nine months ended June 30, 1999. Sales of respiratory/critical care products, representing 43.5% of net sales, decreased by 2.9%. Sales of sleep/ventilator products, representing 12.5% of net sales, increased by $11.9 million due to the acquisition of a 53% interest in Breas AB effective June 1, 1999 and the acquisition of National Sleep Technologies, Inc. effective June 1, 2000.

         While net sales increased in dollars by 14.4%, gross profit dollars increased by 18.1%. The increase in gross profit is primarily the result of the Company's cost improvement program. The Company's gross profit percentage for the nine months ended June 30, 2000 was 52.2% compared to 50.6% in the same time period of the last fiscal year.

         Selling, general and administrative expenses (S, G & A) increased by $3,910,000 primarily due to the acquisition of Breas AB in June, 1999. The acquisition of Breas AB accounts for an increase of $3,399,000 of S, G & A expenses in the current nine month period. In addition, freight expense increased by $452,000 due to unit increases and fuel surcharges.

         Research and development expenses ("R&D") increased 38.1% primarily due to increased expenditures on several new anesthesia/respiratory devices and five new sleep products.

         Other expense, net expenses related to non-operational items, increased by $1,337,000 from the nine months ended June 30, 1999 to the nine months ended June 30, 2000 primarily due to net investment income of $715,000 realized in 1999 and severance expense of $432,000 in 2000.

         The Company's effective tax rates were 28.3 % and 30.6% for the nine months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

         The Company relies upon cash flow from its operations as well as credit lines established with the Company's lender. During the nine months ended
June 30, 2000, cash and cash equivalents and short-term marketable securities decreased by $3,051,000 and long-term marketable securities and other investments decreased by $10,453,000 due to the conversion of the Company's preferred stock investment in National Sleep Technologies, Inc. (see Note 7). During the period, the Company paid dividends of approximately $1,479,000, spent $6,557,000 on capital expenditures, repurchased $4,234,000 of treasury stock and had a net reduction of long term debt and notes payable of $3,311,000. The combined total of cash and cash equivalents, long-term marketable securities and other investments was approximately $4,157,000 million at June 30, 2000 as compared to $17,661,000 million at September 30, 1999.

         At June 30, 2000, the Company had approximately $3,604,000 million in cash and cash equivalents. On that date, the Company's working capital was $37,112,000 million and the current ratio was 2.4 to 1, as compared to $41.8 million and 3.7 to 1 at September 30, 1999. The reduction in the Company's working capital and current ratio was primarily a result of the obligations reflected in June 2000 relating to the settlement of litigation discussed in
Note 8.

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

         The Company has a $25 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. No amount was outstanding at June 30, 2000 under this line of credit.

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

                                     ITEM 3.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NOT APPLICABLE

                                    PART II.
                                OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS:

     (a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 1999, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999,
         Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and Item 5 of the Company's Current Report on Form 8-K dated July 27, 2000.

     (b) On July 27, 2000, the Company entered into a settlement agreement with SIMS Portex, Inc. to settle the patent infringement action pending against the Company in the United States District Court for the Northern District of Illinois concerning certain of the Company's manual resuscitators. The parties agreed to dismiss the current action with prejudice and the Company was granted a non-exclusive license under the SIMS Portex, Inc. patent. Item 5 of the Company's Current Report on Form 8-K dated July 27, 2000 is incorporated by reference. The Company incurred a special charge of $7.8 million (equal to $0.45 per share) for the quarter ended June 30, 2000 to cover the cost of this litigation and settlement, and other litigation matters.

     (c) In the pending patent infringement action in Japan against a distributor of the Company's ABG syringe products that the Company's predecessor has indemnified, on June 23, 2000, the Court awarded damages and interest against the defendant totaling approximately $3.7 million. Plaintiff's claim for damages had been approximately $6.5 million, plus interest and costs. The Company has filed an appeal of this decision with the Tokyo High Court. The Company continues to believe that its ABG syringe products do not infringe the plaintiff's patent, that bases exist for reversing any finding of liability and damages, and will vigorously pursue its appeal. In the Company's patent infringement action in Japan against the same competitor for infringement of an ABG patent issued to the Company in Japan, additional briefs on infringement have been filed with the Court.

     (d) In the pending action by a former shareholder of Vital Pharma, Inc.
         (VPI), a Company subsidiary, brought by such shareholder on his own behalf and purportedly on behalf of several other former VPI shareholders for breach of contract, fraud and several other claims against the Company in the United States District Court for the District of New Jersey, on June 26, 2000 the Court granted the Company's motion to have the matter resolved by arbitration.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits 27.1 - Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

         On July 28, 2000, the Company filed a Current Report on Form 8-K concerning settlement of the patent infringement action brought against the Company by SIMS Portex, Inc.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VITAL SIGNS, INC.

                                 By:      /s/ Anthony J. Dimun
                                          --------------------
                                          Anthony J. Dimun
                                          Executive Vice President of
                                          Finance and Chief Financial Officer

                                 Date:    August 14, 2000