Form 10-K405
period 2000-09-30
VITAL SIGNS INC
filed 2000-12-18
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended SEPTEMBER 30, 2000.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from _______________ to ______________

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

                                    Yes X    No
                                        --     --
         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of voting stock held by non-affiliates as of November 27, 2000 was approximately $190,902,659.

         Number of shares of Common Stock outstanding as of November 27, 2000:
12,352,079.

         Documents incorporated by reference: Definitive Proxy Statement for 2000 Annual Meeting of Shareholders (Part III).

                                VITAL SIGNS, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          -----
Item 1      Business                                                                      2 - 14

Item 2      Properties                                                                      14

Item 3      Legal Proceedings                                                            14 - 15

Item 4      Submission of Matters to a Vote of Security Holders                             15

Item 4A     Executive Officers of the Registrant                                            16

                                        PART II

Item 5      Market for the Registrant's Common Equity and Related Stockholder
            Matters                                                                      17

Item 6      Selected Financial Data                                                      17 - 20

Item 7      Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                          20 - 23

Item 7A     Quantitative and Qualitative Disclosures About Market Risk                      24

Item 8      Financial Statements and Supplementary Data*                                    25

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                            25


                                        PART III

Item 10     Directors of the Registrant                                                     26

Item 11     Executive Compensation                                                          26

Item 12     Security Ownership of Certain Beneficial Owners and Management                  26

Item 13     Certain Relationships and Related Transactions                                  26

                                        PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K               27 - 28

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

         Vital Signs and its subsidiaries design, manufacture and market single-patient use medical products for the anesthesia, respiratory, critical care, sleep therapy and emergency markets. A number of single-patient use products are increasing their share of the medical products market primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another. With the acquisition of Breas Medical AB ("Breas") in 1999 and National Sleep Technologies, Inc. in 2000 (see below), Vital Signs' product focus has been expanded into the sleep therapy and personal ventilation markets.

         The Company pioneered the development and introduction of a variety of single-patient use products. In 1975, the Company commenced the marketing of clear, non-conductive anesthesia breathing circuits. The first clear plastic, single-use air-filled cushion face mask for anesthesia delivery and resuscitation was launched by the Company in 1981. The Company was the first organization to introduce a single-patient use manual resuscitator in 1984. The first single-patient use laryngoscope system for use in the anesthesia and critical care arenas was developed and launched by the Company in 1988. The Company also developed a general anesthesia kit, which can combine over 20 disposable items in one convenient, cost-effective package, and the first single-patient use infant resuscitation circuit with an adjustable pressure limiting valve, used to protect the infant's lung against over pressurization.

         In 1997, the Company acquired the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), and began distributing arterial blood gas syringes and kits, small volume nebulizers and heated humidification circuits.

         In 1999, the Company completed an investment in Breas, a manufacturer of CPAP machines and personal ventilators, based in Sweden. The Company owns a majority (53%) interest in Breas, with substantially all of the minority interest held by Breas management. Breas has grown to be among the market leaders in its product categories in Europe through its own direct sales force in several European markets together with focused distributors. The Breas products were introduced to the South American and Asian markets in late 1999 by Vital Signs. In September, 2000 the Company received FDA clearance to market the Breas PV 10 CPAP device in the United States. The Company plans to introduce additional Breas products in the United States once regulatory clearance has been achieved.

         In 2000, the Company converted its investment in the preferred shares of stock of National Sleep Technologies, Inc. ("NST") into common stock and assumed control of NST. NST provides sleep diagnostic testing services in the United States through free standing labs and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from sleep disorders, such as Obstructive Sleep Apnea. The acquisition of NST is intended to enable the Company to market Breas therapeutic sleep products through the established NST network of sleep laboratories.

         For additional information regarding these products, see
"Business-Products" and for additional information regarding the accounting treatment of the Breas and NST transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

         The Company sells its anesthesia and respiratory/critical care products to hospitals in the United States through its own sales force. Sales of the Company's products internationally are largely through distributors, except in England and the Peoples Republic of China where the Company maintains a direct sales force. The Company sells its emergency and alternate site/homecare products through third party distributors.

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

         The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors, certain of which are outside of management's control, that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) cost containment pressures on hospitals and competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations,
(ii) slowdowns in the healthcare industry or interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new and improved products, and to control costs, (iv) technological change in medical technology, (v) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vi) intellectual property rights and market acceptance of competitors' existing or new products,
(vii) adverse determinations arising in the context of regulatory matters (see "Regulation") or legal proceedings (see Item 3 of this Annual Report on Form 10-K), (viii) the sufficiency of the Company's product liability insurance coverage, (ix) healthcare industry consolidation resulting in customer demands for price concessions, (x) the reduction of medical procedures in a cost-conscious environment, (xi) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales, and (xi) healthcare reform and legislative and regulatory changes impacting the healthcare market, both domestically and internationally.

ACQUISITIONS

         Historically, the Company has made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, the Company's acquisition strategy is focused upon the following principal objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory/critical care, emergency, homecare and sleep markets with the goal of expanding the products that can be sold by the Company's sales force, (ii) expansion to international markets, and (iii) acquiring unique research and development capabilities.

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

         GENERAL ANESTHESIA SYSTEMS (GAS'TM'). The Company assembles and markets General Anesthesia Systems (generically considered customized anesthesia kits), which can include more than 20 products, such as air-filled cushion face masks, breathing circuits, blood pressure cuffs and temperature monitoring probes. In marketing the GAS'TM' kits, the Company's sales representatives use detailed questionnaires to assist in determining the particular products the hospital desires in its anesthesia kits. The Company then assembles GAS'TM' kit to meet the hospital's specific needs.

         LIMBO'TM'. In the first quarter of Fiscal 2001, the Company introduced a single limb breathing circuit used for general anesthesia, transport or critical care situations. It incorporates a patented technology developed with a septum to separate inspiratory and expiratory gases. It competes with the traditional two limb system and is an alternative to the F-type circuit.

         PAXpress'TM'. In the first quarter of Fiscal 2001, the Company introduced a pharyngeal airway (PAXpress), a single use airway device promoted as an alternative to the LMA (laryngeal mask airway) device. The PAXpress'TM' is used for airway management during general anesthesia procedures, and with just one size, can accommodate all adults over 90 pounds.

         INFUSABLE'r' DISPOSABLE PRESSURE INFUSOR. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter into the artery of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid-filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. The Company's patented INFUSABLE'r' disposable pressure infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a patented pressure gauge. The Infusable'r' also has a mesh netting into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system. The Infusable'r' is also used to deliver blood or fluids to a patient at a rapid rate; usually under trauma conditions.

         VITAL VIEW'TM' SINGLE-PATIENT USE FIBEROPTIC LARYNGOSCOPE SYSTEM This disposable system is designed to assist the anesthesiologist in correctly placing an endotracheal tube within the trachea of the patient. This system has several advantages over traditional metal blade laryngoscope systems, including lowering the risk to both the patient and physician of infection associated with reusable metal blades and handles. In addition, hospital capital outlays for stocking emergency crash carts can be reduced by purchasing the Vital View'TM' system rather than a reusable fiberoptic system.

RESPIRATORY AND CRITICAL CARE PRODUCTS:

         VITAL BLUE'TM' The Company was the first to offer single-patient use manual resuscitators. Manual resuscitators are ventilation devices which are squeezed by hand to force oxygen into a patient's lungs. They are used throughout the hospital in a variety of settings. For example, patients on a ventilator require the use of a resuscitator prior to tracheal suctioning procedures. Another use is in providing oxygen while transporting the patient between the operating room and other critical care units. In addition, resuscitators are typically placed strategically throughout the hospital to provide assistance to patients who have stopped breathing and require resuscitation.

         The Company's Vital Blue'TM' resuscitators are used in emergency situations and in a variety of medical procedures. Vital Blue'TM' resuscitators are sold in different sizes for infants, children and adults. These resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections. Most reusable manual resuscitators are costly to sterilize and difficult to fully reassemble. In contrast, Vital Blue'TM' resuscitators are relatively inexpensive, and already fully assembled.

         POCKET BLUE'TM' MANUAL RESUSCITATORS . The Pocket Blue'TM' was introduced at the end of 1999. It combines the utility of a manual resuscitation bag with the compact design of a pocket mask. This patented device offers first responders to a patient requiring CPR to perform the life-saving maneuver without worrying about contaminating either themselves or the victim.

         BABYSAFE'TM' MANUAL RESUSCITATORS. The Company also offers a specialized line of infant resuscitation products (BabySafe'TM', PediBlue'TM' and BabyBlue'TM' resuscitators) used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe'TM' resuscitators offer the ability to adjust and limit the level of pressure that can be delivered during resuscitation. Oxygen can be delivered without the risk of barotrauma. Baby Safe'TM', PediBlue'TM' and BabyBlue'TM' resuscitators are available in a variety of configurations and sizes to meet the needs of infants and children.

         CLEENCUFF'TM', FLUFFICUFF'TM', AND CUFF-ABLE'r' BLOOD PRESSURE CUFFS. The Company manufactures and sells single-patient use blood pressure cuffs which provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, the Company believes that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. The Company's cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

         GAS-LYTE'r' AND QUICK-ABG'r'. The Company offers a broad line of disposable arterial blood gas ("ABG") syringes and collection systems. Blood gas syringes are used to collect blood for blood gas analysis routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. The Company offers its ABG products in both standard configurations and in kits that are customized to meet a specific hospital's needs.

         SCT3000'TM' HEATED HUMIDIFICATION SYSTEMS. The Company manufactures a set of products to provide a flow of warm moist air to patients who are at risk from loss of body temperature and drying of the lung linings. These products consist of an electronic humidifier, the SCT3000'TM', that utilizes single use heated and non-heated wire breathing circuits, as well as single use humidification chambers. In addition to their use in respiratory care, these products also have anesthesia applications.

         CONTINUOUS POSITIVE AIRWAY PRESSURE ("CPAP") SYSTEMS. The Company's face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. The Company's face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and attach the patient to a ventilator. The Company believes that its CPAP systems generally represent a significant advance in the treatment of Adult Respiratory Distress Syndrome
(ARDS) and have been found to be clinically effective in the treatment of certain traumatic chest injuries including postoperative atelectasis (collapse of the air sacs in the lungs and other disease states). The system consists of a compact flow generator connected to a dual-valved, air-filled cushion face mask. The face mask is attached to a single-patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lung, thus allowing for more oxygen to diffuse into the patient's blood system.

         MISTY OX'r' RESPIRATORY PRODUCTS. The MistyOx'r' line consists of three respiratory product lines that deliver hydration to a patient. The first is a pre-filled bubble humidifier to deliver low flow and low concentration of oxygen to patients, the second is a nebulizer to deliver medium to high flow and high concentrations of oxygen to patients, and the third is the addition of a regulated heater to the nebulizer. These products may be used on infants, children and adults in many areas of the hospital, including emergency, recovery and critical care.

         VASCEZE'r' is a needleless, disposable, pre-filled vascular catheter flush device used with IV sets in the homecare and hospital market. Vasceze'r' is a one-piece design, manufactured using a "blow-fill-seal" process. Vasceze'r' is filled with either sodium chloride or heparin solutions. The product is uniquely designed to deliver a flush solution at pressures less than those of 10cc syringe and other flush devices. The Company is in the process of expanding its product offerings of the Vasceze'r' product line to accommodate systems that do not use needles.

         ACTAR'r' AND INFANTRY'r' CPR TRAINING MANIKINS. The Company manufactures a product line of patented cardiopulmonary resuscitation ("CPR") training manikins. The ACTAR'r' adult manikin was re-designed in Fiscal 2000 to meet changing market demands and consists of a head piece with tilting jaw, chest plate, and disposable lung. The ACTAR line was also expanded in Fiscal 2000 through the addition of ACTAR D-Fib, a CPR training manikin which is also used for teaching the use of defibrillation devices. The Company also sells the INFANTRY'r' infant-size CPR training manikin. While maintaining the necessary features and anatomical landmarks for CPR practices, ACTAR'r' and INFANTRY'r' manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

         BROSELOW/HINKLE'TM' PEDIATRIC EMERGENCY SYSTEM. The Broselow/Hinkle'TM' pediatric emergency system is the product of extensive clinical efforts by James Broselow, M.D., and Alan Hinkle, M.D.. This system takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to the Company, consists of: a tape measure having eight color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. With this system, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time. The Broselow/Hinkle'TM' pediatric emergency system may also be sold to the pediatrician office market.

         AERO2 MASK'TM'. In the first quarter of fiscal 2001, the Aero2 Mask was introduced. This mask is an alternative to the traditional vinyl mask used for oxygen, nebulization and aerosol mask treatments. It is cost effective and eliminates PVC (polyvinyl chloride) and latex found in the traditional masks.

SLEEP THERAPY AND PERSONAL VENTILATION PRODUCTS:

         Vital Signs acquired its initial equity ownership in Breas in December, 1997 when Vital Signs invested approximately $4,600,000 in Breas in exchange for a 25% ownership stake. In September, 1998 Vital Signs acquired an additional 17% ownership position by purchasing shares held by two individuals for approximately $3,400,000. The Company accounted for its equity ownership in Breas under the equity accounting method for the year ended September 30, 1998. Vital Signs reported its proportionate share of the Breas net income of $292,000
(1998) and $615,000 (1999) in other income/expense (See Note 10).

         In June, 1999 Vital Signs acquired an additional 10% of Breas from four individuals for approximately $4,600,000, aggregating Vital Signs equity interest to a controlling ownership position of 52% (one percent was acquired in May, 2000 for a total of 53% at September 30, 2000) at which point,

Vital Signs included all of Breas' results in its consolidated financial statements for the four months ended September 30, 1999 (consisting of sales of $4,894,000 and net income before minority interest of $458,000) and for the twelve months ended September 30, 2000 (consisting of sales of $16,585,000 and net income after minority interest of $437,000). The remaining ownership of Breas is reflected as a minority interest, reducing Vital Signs' net income for each reporting period.

         THE BREAS PRODUCT LINE marketed primarily internationally includes the following:

         PV10 AND PV100 NASAL CPAP. The PV 10 and PV100 are nasal CPAP devices used to treat patients suffering from sleep disorders; most typically, obstructive sleep apnea ("OSA"). These devices deliver continuous positive airway pressure to patients in order to keep their airway open during sleep. This treatment regime has proven to be an effective method of caring for OSA patients.

         PV102 CPAP. The PV 102 is an advanced BiLevel CPAP device which allows inspiration and expiration pressure levels to be pre-set. Ventilation can be matched to the patient's own breathing pattern by setting levels which promote more comfortable and more natural respiration.

         PV401 AND PV 403 BI-LEVEL VENTILATORS. The PV400 series ventilator supports the ventilation needs of patients suffering from, among other things, respiratory insufficiency. Patients benefiting from the PV401/3 may suffer from neuromuscular weakened duchene's disease and paralysis, among other diseases. The PV403 is an upgraded version of the PV401 with improved displays of monitoring and control systems.

         PV502 VENTILATOR. The PV502 is a fully functioning ventilator. This life-sustaining device may be used on home ventilator patients as well as the less acute, longer term ventilator patients that remain inside a hospital. This ventilator is a cost effective alternative to the rather narrow range of competitive products currently available in this field.

         HA50. The HA50 is a humidification system for patients on ventilators.

SLEEP DIAGNOSTIC SERVICES AND SLEEP THERAPEUTIC DEVICES.

         In June 2000, the Company converted its preferred stock in National Sleep Technologies, Inc. ("NST") into common stock giving it 84% ownership of the common equity of NST. NST provides sleep diagnostic testing services in the United States through free standing labs and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from sleep disorders, such as Obstructive Sleep Apnea. Devices sold for home use include nasal CPAP (continuous positive airway pressure) generators and masks, tubing sets, and humidifiers.

OEM AND OTHER ACTIVITIES:

THOMAS MEDICAL PRODUCTS.

         Thomas Medical Products, Inc. ("TMP"), a wholly-owned subsidiary of the Company, is an OEM manufacturer and contract development organization which is driven by significant scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their products or as part of surgical kits. TMP sells to many of the major cardiovascular and critical care device manufacturers.

VITAL PHARMA, INC.

         Vital Pharma, Inc. ("Vital Pharma"), also a wholly-owned subsidiary of the Company, was acquired by Vital Signs in January 1996. Vital Pharma's principal focus is utilization of the Company's expertise in blow-fill-seal technology for manufacturing the Vasceze'r' product line and for third party contract packaging customers that require sterile packaging (primarily pharmaceutical and medical device manufacturers).

THE VALIDATION GROUP

         The Validation Group provides consulting services to companies engaged in the manufacture of medical devices and pharmaceuticals, mainly in the area of compliance with regulations promulgated by the Food and Drug Administration. The Validation Group's employees includes a professional staff with extensive knowledge and industry experience involving FDA manufacturing requirements.

MARKET DATA

         The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of net sales represented by the Company's anesthesia products, respiratory/critical care products, and sleep therapy products:

                                                                     YEAR ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------------------
                                                  2000                         1999                         1998
                                        -------------------------    -------------------------    -------------------------
                                          AMOUNT           %           AMOUNT           %           AMOUNT           %
                                        ------------    ---------    ------------    ---------    ------------    ---------
                                                                        (DOLLARS IN MILLIONS)
                                                                        --------------------
ANESTHESIA                              $ 65.1           43.3        $ 61.0           46.8         $61.3          49.7
RESPIRATORY/CRITICAL CARE                 64.4           42.8          64.6           49.6          62.0          50.3
SLEEP THERAPY                             20.8           13.9           4.7            3.6           --            --
                                        --------     ---------    ------------    ---------    ------------    ---------
TOTAL                                   $150.3            100%       $130.3            100%       $123.3           100%
                                        ========     =========    ============    =========    ============    =========

SALES, MARKETING AND CUSTOMERS

         The Company's sells its anesthesia and respiratory/critical care products to hospitals in the United States through its own sales force. As of September 30, 2000, the Company's direct sales force consisted of 55 individuals. The Company also uses national distributors, such as Cardinal, Owens & Minor and McKesson/General Medical, to deliver these products to hospitals. Sales through these distributors aggregated 26%, 32% and 33% of consolidated sales during fiscal 2000, 1999 and 1998, respectfully.

         In the fiscal years 2000, 1999 and 1998, one of the large national distributors represented approximately 14%, 13%, and 13%, respectively, of net sales. The same customer represented approximately 14% and 17% of outstanding accounts receivable at September 30, 2000 and 1999, respectively.

         The Company utilizes independent distributors in the United States and internationally for its Actar'r' CPR training manikins and other emergency care products.

         As new products are developed which can be sold by the Company's sales force, management educates and trains its sales force in the need, use, application and advantages of the Company's products. The Company also holds quarterly training sessions for all of its salespersons and conducts additional training as it deems appropriate.

         The Company's marketing staff, which works closely with its sales force, collects and analyzes customer responses to new and existing products, participates in the Company's product development program and assists in product training. In addition, the Company's marketing staff develops and helps implement various internal and external promotional activities.

         As have other providers within the medical and healthcare industries, the Company has been challenged with the rising purchasing power of buying groups such as Premier Purchasing Partners, Novation, Tenet, Columbia Healthcare and others. While the Company has been successful in signing agreements with Premier for a broad range of anesthesia products and certain respiratory/critical care products, Tenet for both anesthesia and respiratory/critical care products, Columbia for its ABG products and other buying groups, no assurances can be given as to the Company's ability to secure other contracts, renew existing contracts or as to the long-term impact of the existing contracts on the Company.

INTERNATIONAL SALES

         For the year ended September 30, 2000, international sales accounted for approximately 23% of net sales as compared with approximately 17% during fiscal 1999 and approximately 12% during fiscal 1998. The increase during Fiscal 2000 relates principally to reporting twelve months of operating results for Breas versus four months in Fiscal 1999.

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

         The Company believes the international sales have been negatively impacted by the relative strength of the dollar against the Euro.

RESEARCH AND DEVELOPMENT

         The Company regards the element of innovation in its product line to be an essential part of its overall success. The principal focus of the Company's research and development effort is to develop product solutions to problems experienced by healthcare professionals. The Company's development activities are directed toward expanding the Company's product offering in anesthesia, respiratory/critical care, emergency and sleep products. The principal focus is on new patentable products as well as improvements to existing products. Moreover, the internal research and development ("R&D") staff maintains collaborative relationships with external professionals.

         The R&D team made progress during Fiscal 2000 in the design of an pharyngeal airway device (PAXpress'TM') intended to allow easy insertion without the use of a laryngoscope blade. This project offers the Company the opportunity to market a product well suited for its sale force call pattern, while facing a minimal number of smaller existing competitors. In Fiscal 2000, the R & D team also finalized work on a single limb circuit with a septum which allows gas to travel to and from the patient in a single hose. This product (LimbO'TM') was introduced in the first quarter of 2001, as was the PAXpress.

         The Company expects to continue to rely in part on its internal staff and on outside professionals to perform research and development in the Company's primary areas of expertise. The Company's research and development expenses aggregated $5,715,000, $5,810,000 and $8,563,000 respectively, for fiscal 1998, 1999 and 2000.

MEDICAL DIRECTOR

         The Company retains Bernard Wetchler, M.D. as its Medical Director. Dr. Wetchler is Clinical Professor of Anesthesiology at the University of Illinois College of Medicine, as well as Vice President, World Federation of Societies of Anaesthesiologists; and past President of: the American Society of Anesthesiologists; the Society for Ambulatory Anesthesia; and the Illinois Society of Anesthesiologists.

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

MANUFACTURING AND QUALITY CONTROL

         General

         The Company's facilities in Totowa, New Jersey; Englewood, Colorado; Burnsville, Minnesota, Malvern, Pennsylvania, Riviera Beach, Florida, Orange, California and Goteborg, Sweden are the principal manufacturing locations for the Company's products, including anesthesia breathing circuits, filters, blood pressure cuffs, infusables, ABG syringes, heated humidification circuits, nebulizers, manual resuscitators, introducers, and sleep therapy products. The Company performs extrusion, corrugation, molding, assembly, testing, packaging and shipping in these locations. In some instances, plastic components incorporated in certain products are molded to the Company's specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by the Company. The Company's suppliers typically are presented with written specifications to assure that components are manufactured in conformity with the Company's design.

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

         Significant Suppliers

         In 1980, the Company acquired the rights to its air-filled cushion anesthesia face mask through a collaboration arrangement with Respironics, Inc. ("Respironics"). Face masks are used in a variety of the Company's circuits and are sold individually to customers. The Company purchases its face masks from Respironics, a single source which manufactures the face mask in the People's Republic of China. The Company's supply agreement with Respironics requires Respironics to supply air-filled cushion face masks of various specifications to the Company on an exclusive basis for anesthesia purposes, and obligates the Company to purchase all of its anesthesia face masks from Respironics as long as Respironics is the low cost supplier. The Company has had a series of supply agreements with Respironics for many years. The current supply agreement with Respironics was renewed in 1999 to extend its term until 2006, with an additional option to further extend the term of the agreement through 2011, providing the Company with a secure supplier relationship on this key product.

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

COMPETITION

         The Company faces substantial competition. The principal competitive factors in the Company's markets include innovative product design, product quality, established customer relationships, name recognition, distribution and price. The Company believes that its products compete favorably with respect to these factors, although certain of the Company's competitors may have greater financial and marketing resources or broader product lines.

         The Company's competitive environment can be characterized as fragmented, often with many different companies competing with regard to a specific product. As a result, the Company's competition varies from product to product but includes a number of competitors with substantially greater resources. The Company's primary competitors include SIMS Portex, Inc., a subsidiary of Smith Industries, PLC (face masks, breathing circuits, resuscitators, nebulizers, ABG kits, anesthesia kits and closed suction products), Baxter International Inc., (face masks, breathing circuits and anesthesia kits), King Systems (face masks and anesthesia circuits), Critikon, Inc. (blood pressure cuffs), Respironics, Inc. (CPAP and ventilators), Resmed, Inc. (CPAP), Tyco International, Inc. (CPAP and ventilators), Ambu (resuscitators), Allegiance, Inc. (resuscitators) and Kimberly-Clark (blood pressure cuffs).

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

         Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with QSR requirements. Class II devices are subject to the same controls as Class I and also may be subject to specific controls (for example; design controls, performance standards, post market surveillance, patient registries and FDA guidelines) and can be subject to pre-market notification ("510k"). Class III devices are those devices for which pre-market approval ("PMA") (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness.

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

         Over the past several years, the public and the federal government have focused considerable attention on reforming the healthcare system in the United States. The Clinton Administration pledged to bring about a reform of the nation's healthcare system and, in September 1993, presented a plan for healthcare reform. Included in the proposal were calls to control or reduce public and private spending on healthcare, to reform the payment methodology for healthcare goods and services by both the public (Medicare and Medicaid) and private sectors, which could include overall limitations on federal spending for healthcare benefits, and to provide universal access to healthcare. While the political climate appears to have changed with respect to sweeping healthcare reform, healthcare reforms on an issue by issue basis are being enacted. No assurance can be given that any such reforms will not have a material adverse effect on the Company. Any such effect may be magnified by the advent of "managed care" and the growth of hospital buying groups which have rendered sales to hospitals more cost sensitive.

         The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection and fire hazard control. There can be no assurance that the Company will not be required to incur significant expenses to comply with such laws and regulations in the future.

PATENTS

         At September 30, 2000, the Company owned or licensed 132 domestic and foreign patents. The Company has filed certain patent applications and continues its efforts to acquire and develop patented products. The Company has pursued patent protection when in the reasonable judgment of management such efforts may tend to provide the Company with competitive advantages.

EMPLOYEES

         At September 30, 2000, the Company had 1,124 full-time employees and 41 part-time employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

         The Company's executive offices, principal manufacturing plant and principal warehouse facilities are located in Totowa, New Jersey. These facilities, consisting of approximately 154,000 square feet, are owned by the Company. The Company also owns manufacturing, warehouse and office space in Englewood, Colorado consisting of 88,000 square feet and also owns the facility utilized by Vital Pharma consisting of 13,600 square feet in Riviera Beach, Florida and 26,000 square feet in Goteborg, Sweden. The Company's other substantial facilities -- approximately 35,000 square feet in Burnsville, Minnesota; 26,000 square feet in Aurora, Colorado; 20,000 square feet in Malvern, Pennsylvania; and 18,000 square feet in Orange, California -- are leased by the Company. The Company also leases office, assembly and warehouse space in Riviera Beach, Florida; Conshohocken, Pennsylvania; Dallas, Texas; Syracuse, New York; Tulsa, Oklahoma; Arnold, Maryland and in Barnham, the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

         In October 1997, the U.S. District Court for the Northern District of Illinois entered a judgment in favor of the Company in a patent infringement action brought by Smith Industries regarding manual resuscitators. The Court found that the Smith Industries patent was invalid and that the Company's products did not infringe. In May 1999, the U.S. Court of Appeals for the Federal Circuit reversed the

U.S. District Court's judgment of invalidity, vacated the judgment of non-infringement and remanded the case to the U.S. District Court for further proceedings, and in July 1999 clarified that its earlier decision was applicable to all claims of the subject patent. Effective July 27, 2000 the Company and Smith Industries settled this litigation; in exchange for a cash payment, Smith Industries provided the Company with a release in the litigation and a Stipulation of Dismissal. See Note 12 of the Notes to the Company's Consolidated Financial Statements.

         In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest's ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appear to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($3,113,040) plus five percent annual interest. The distributor (which has patent indemnification protection from Marquest) has appealed the judgment to the Tokyo Supreme Court. The matter is in the early stages of the appelate process. The Company continues to believe that Marquest ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action.

         In January 1999, an action was commended in the U.S. District Court for the Southern District of Florida by a competitor of Vital Pharma, Inc. ("VPI"), a Company subsidiary, for patent infringement and theft of trade secrets involving blow-fill-seal technology. In March 1999, VPI commenced an action in the same Court against the plaintiff's sister company seeking a declaratory judgment that five other blow-fill-seal patents are invalid, not infringed and unenforceable and requesting an award of costs and attorneys fees. A Settlement Agreement and Mutual Release was entered by the parties as to both lawsuits on January 31, 2000 without payment of monies by either party.

         On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of VPI alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. To date, Plaintiff has failed to take any material actions to move the matter through the arbitration process.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers are as follows:

NAME                            AGE*      POSITIONS WITH THE COMPANY
----                            ---       ---------------------------

Terence D. Wall                  59       President, Chief Executive Officer and Director

Anthony J. Dimun                 57       Executive Vice President, Chief Financial Officer, Treasurer and
                                          Director

Joseph J. Thomas                 64       President, Thomas Medical Products, Inc. and Director

Barry Wicker                     60       Executive Vice President--Sales and Director



*  As of September 30, 2000.

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

         Anthony J. Dimun, a certified public accountant, has been a director of the Company since August 1987. On March 1, 1991, Mr. Dimun became an Executive Vice President and the Chief Financial Officer of the Company and on March 1, 1991 he became the Treasurer of the Company. Mr. Dimun is also a shareholder and Board member of EchoCath, Inc. and Bionx. From July 1989 through February 1991, he served as Senior Vice President of First Atlantic Capital Ltd., a United States affiliate of an international merchant banking group. From 1978 until August 1987, he was a partner in the accounting firm of Goldstein Golub Kessler LLP, which has examined the Company's financial statements for more than the past ten years. He served as a senior audit manager with Ernst & Whinney (a predecessor of Ernst & Young) prior to joining Goldstein Golub Kessler LLP, in 1976. He received a Bachelor of Science degree from Rider University in 1965.

         Joseph J. Thomas has served as a director of the Company and President of Thomas Medical Products, Inc. ("TMP") since the Company acquired TMP on October 1, 1992. Prior to the acquisition of TMP, Mr. Thomas was President of TMP from 1990 - 1992. Mr. Thomas was President and General Manager of Access Devices, Inc., (a catheter manufacturer) from 1982 to 1989 and has held various research and development positions with various companies including Johnson & Johnson.

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

                                                                                             DIVIDEND PER
                                                                  HIGH            LOW            SHARE
FISCAL YEAR ENDED SEPTEMBER 30, 1999:

         Quarter ended December 31, 1998:                       $17 1/2        $14 1/2        $ .04
         Quarter ended March 31, 1999:                           20             17 1/8          .04
         Quarter ended June 30, 1999:                            21 1/2         17 1/4          .04
         Quarter ended September 30,1999:                        22 1/8         19              .04

FISCAL YEAR ENDED SEPTEMBER 30, 2000:

         Quarter ended December 31, 1999:                       $28 1/2        $20 13/16      $ .04
         Quarter ended March 31, 2000:                           25 3/8         20 7/16         .04
         Quarter ended June 30, 2000:                            23 3/4         16              .04
         Quarter ended September 30, 2000:                       26 11/16       15              .04

         As of September 30, 2000, there were approximately 413 holders of record of the Common Stock.

         During Fiscal 2000, the Company declared and paid cash dividends of $.16 per share. Payment of cash dividends in the future will depend upon the financial condition, capital requirements, loan agreement restrictions and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

         Acquisitions occurring during the past five years including National Sleep Technologies (acquired in June, 2000), Breas Medical AB (acquired in June,
1999), Marquest Medical Products, Inc. (effective for financial reporting purposes on April 1, 1997), Vital Pharma, Inc. (formerly known as HealthStar Pharmaceutical Services, Inc.) (acquired in January 1996), Misty Ox (acquired in December 1995), and Coast Medical, Inc. (acquired in October 1995), have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above. See Note 2 of the Company's Consolidated Financial Statements.

         For additional information regarding the NST and Breas acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

                           VITAL SIGNS AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF INCOME

                                                                                          YEAR ENDED SEPTEMBER 30,
                                                                    -------------------------------------------------------------
                                                                    -----------   ---------   ---------   ---------   -----------
                                                                        2000        1999        1998        1997          1996
                                                                    -----------   ---------   ---------   ---------   -----------
                                                                    -------------------------------------------------------------
                                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Net sales--continuing product lines                                  $ 150,311   $ 130,304    $123,335   $103,271    $ 90,347
Cost of goods sold                                                      72,223      63,938      60,288     48,610      38,035
                                                                     ---------   ---------   ---------    -------    --------

Gross profit                                                            78,088      66,366      63,047     54,661      52,312
                                                                     ---------   ---------   ---------    -------    --------

Operating expenses:
    Selling, general and administrative                                 39,005      33,258      36,513     27,186       23,491
    Research and development                                             8,563       5,810       5,715      3,869        3,595
    Interest income                                                       (619)       (500)       (893)    (2,242)      (2,508)
    Interest expense                                                       676         377         399        537          346
    Special charges                                                      7,785          --       1,100      6,700           --
    Other (income) expense                                               2,079         457         815        844       (1,635)
    Goodwill amortization                                                1,117         796         700        862          643
                                                                     ---------   ---------   ---------    -------    ---------
                                                                        58,606      40,198      44,349     37,756       23,932
                                                                     ---------   ---------   ---------    -------    ---------

Income before provision for income taxes and minority interest in
    income of consolidated subsidiary                                   19,482      26,168      18,698     16,905       28,380
Provision for income taxes                                               5,163       8,012       5,698      5,619        9,591
                                                                     ---------   ---------   ---------    -------    ---------

Income before minority interest in income of consolidated
     subsidiary                                                         14,319      18,156      13,000     11,286       18,789
Minority interest in income of consolidated subsidiary                     387         220          --         --          --
                                                                     ---------   ---------   ---------    -------    ---------

Income from continuing operations                                       13,932      17,936      13,000     11,286       18,789
                                                                     ---------   ---------   ---------    -------    ---------

Discontinued Operations:
     Income (loss) from operations of Vital Pharma Machine
     Division (net of income taxes of ($265), $59 respectively             --         (590)        135         --           --
                                                                     ---------   ---------   ---------    -------    ---------

Income before cumulative effect of change in accounting principal       13,932      17,346      13,135     11,286       18,789
                                                                     ---------   ---------   ---------    -------    ---------
Cumulative effect of change in accounting principle (net of
     income taxes of $803                                                  --          --        1,524         --           --
                                                                     ---------   ---------   ---------    -------    ---------

     Net Income                                                         13,932   $  17,346    $ 11,611   $ 11,286    $  18,789
                                                                     =========   =========    ========   ========    =========

Earnings per Common Share:
Basic income per share from continuing operations                    $    1.14   $    1.46    $   1.03   $    .88    $    1.44
                                                                     =========   =========    ========   ========    =========
Diluted income per share from continuing operations                  $    1.13   $    1.46    $   1.02   $    .87    $    1.43
                                                                     =========   =========    ========   ========    =========
Discontinued operations per share                                    $      --   $    (.04)   $    .01   $     --    $      --
                                                                     =========   =========    ========   ========    =========
Cumulative effect of change in accounting principle per share        $      --   $      --    $   (.12)  $     --    $      --
                                                                     =========   =========    ========   ========    =========
Basic net income per share                                           $    1.14   $    1.42    $    .92   $    .88    $    1.44
                                                                     =========   =========    ========   ========    =========
Diluted net income per share                                         $    1.13   $    1.41    $    .91   $    .87    $    1.43
                                                                     =========   =========    ========   ========    =========
Basic weighted average number of shares                              $  12,177      12,250      12,665     12,881       13,045
                                                                     =========   =========    ========   ========    =========
Diluted weighted average number of shares                               12,318      12,325      12,746     12,953       13,146
                                                                     =========   =========    ========   ========    =========



                                                        --------------------------------------------------------
                                                                           SEPTEMBER 30,
                                                        --------------------------------------------------------
                                                           2000       1999       1998       1997           1996
BALANCE SHEET DATA:
Working capital:                                        $ 39,284    $ 41,791   $ 35,579   $ 38,102      $ 44,820
Total assets                                             172,831     157,310    138,186    136,948       123,756
Long-term debt, excluding current installments             2,711       2,179      2,462      5,529         2,700
Total stockholders' equity                               140,680     131,240    121,310    112,229       110,239


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         As part of the Company's strategic plan to expand significantly into the obstructive sleep apnea field, the Company embarked on two strategic acquisitions that occurred over a two year time frame in which the controlling interest in a European sleep therapeutic business was acquired in 1999 followed by the acquisition of a sleep diagnostic business in the United States in 2000. The details of these two acquisitions are described below.

BREAS MEDICAL AB ("BREAS")

         Vital Signs acquired its initial equity ownership in Breas in December, 1997 when Vital Signs invested approximately $4,600,000 in Breas in exchange for a 25% ownership stake. In September, 1998 Vital Signs acquired an additional 17% ownership position by purchasing shares held by two individuals for approximately $3,400,000. The Company accounted for its equity ownership in Breas under the equity accounting method for the year ended September 30, 1998. Vital Signs reported its proportionate share of the Breas net income of $292,000
(1998) and $615,000 (1999) in other income/expense (See Note 10).

         In June, 1999 Vital Signs acquired an additional 10% of Breas from four individuals for approximately $4,600,000, aggregating Vital Signs equity interest to a controlling ownership position of 52% (one percent was acquired in May, 2000 for a total of 53% at September 30, 2000) at which point, Vital Signs included all of Breas' results in its consolidated financial statements for the four months ended September 30, 1999 (consisting of sales of $4,894,000 and net income before minority interest of $458,000) and for the twelve months ended September 30, 2000 (consisting of sales of $16,585,000 and net income before minority interest of $824,000). The remaining ownership of Breas is reflected as a minority interest, reducing Vital Signs' net income for each reporting period.

NATIONAL SLEEP TECHNOLOGIES, INC. ("NST")

         In June, 1998 Vital Signs invested $5,300,000 in NST for an equity interest in NST. A further investment was made in April 1999. At that time, Vital Signs' equity was designated as Convertible Preferred Stock, and the total investment was $10.5 million. Vital Signs reported its interest in NST under the equity accounting method: Vital Signs' share of NST's losses of $164,000 (1998), $437,000 (1999), and $235,000 (2000) were included in other income/expenses for fiscal years 1998 and 1999 and for the first eight months of fiscal 2000.

         In June 2000, Vital Signs converted its preferred stock investment in NST into an 84% common equity ownership. As a result, Vital Signs has included NST in its consolidated financial statements for the four months ended September 30, 2000 consisting of sales of $4.2 million and net income of $326,000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statements of income.

                                                                                 INCREASE (DECREASE) FROM
                                                                                      PREVIOUS YEAR
                                                                      -----------------------------------------------
                                                                          FISCAL 2000          FISCAL 1999 COMPARED
                                                                         COMPARED WITH           WITH FISCAL 1998
                                                                          FISCAL 1999
                                                                      ---------------------    ----------------------
Net sales                                                                       15.4%                     5.7%
Cost of goods sold                                                              13.0%                     6.1%
Gross profit                                                                    17.7%                     5.3%
Selling, general and administrative expenses                                    17.3%                    (8.9%)
Research and development expenses                                               47.4%                     1.7%
Income before minority interest and special charge                               4.2%                    32.2%
Income from continuing operations before provision for income taxes
  and minority interest in income of consolidated subsidiary                    25.6%                    40.0%
Provision for income taxes                                                     (35.6%)                   40.6%
Net income                                                                     (19.7%)                   49.4%

Fiscal 2000 Compared to Fiscal 1999:

         Net sales for the twelve months ended September 30, 2000 increased by 15.4% compared with the same period last year. The Company's interest in Breas is reflected in the results of operations for four months of fiscal 1999 and for the entire fiscal year 2000. National Sleep Technologies, Inc. is reflected in the results of operations only for four months of Fiscal 2000. The increase in net sales was due in large part to unit increases (offset by modest selling price declines), as well as the acquisition of Breas Medical AB (see Note 2 of the Notes to the Consolidated Financial Statements) and the conversion of the Company's preferred stock investment in National Sleep Technologies, Inc. Prices on existing products declined on average approximately .4% in the twelve months ended September 30, 2000 when compared to the same period in 1999.

         Sales of anesthesia products, representing 43.3% of net sales, grew 6.7% during Fiscal 2000. Sales of respiratory/critical care products, representing 42.8% of net sales, decreased by .3%. Sales of sleep/therapy and diagnostics, representing 13.9% of net sales, increased by 34% excluding the effect of acquisitions and by 343% when including acquisitions.

         While net sales increased by 15.4%, gross profit increased by 17.7% in absolute dollar amount. The discrepancy between the increase in sales and the increase in gross profit is partially due to higher margin products resulting from a full year of operations from the acquisition of Breas. The Company's cost reduction program positively effected gross profit in Fiscal Year 2000 by slightly over

1%. On a consolidated basis the Company's gross profit percentage for the year ended September 30, 2000 was 52% compared to 50.9% for the year ended September 30, 1999.

         Selling, general and administrative expenses (S, G & A) increased by $5,747,000 primarily due to the acquisition of National Sleep Technologies, Inc. ($1,588,000), a full year of operating results for Breas Medical AB ($3,525,000), which was acquired in June 1999,and increased freight costs ($454,000) partially due to fuel surcharge costs.

         Research and development expenses ("R&D") increased by $2,753,000 (47.4%), largely due to the development in Fiscal 2000 of the PAXpress'TM' and LimbO'TM' products and the results of a full year of R & D efforts at Breas Medical AB, where five new products were completed for introduction in FY 2000. The Company continues to make an active commitment to new product development.

         Other expense, largely non-operational items, increased by $1,622,000 from the year ended September 30, 1999 to the year ended September 30, 2000 due to severance costs of $573,000, the write down of non-performing assets of $453,000 and other non recurring charges. See Note 10 of Notes to Consolidated Financial Statements.

         In July, 2000 the Company entered into a settlement agreement with respect to patent litigation. A special charge of $7,785,000 relating to such settlement and other litigation matters was reflected in the Company's results for the twelve months ended September 30, 2000. For further details, see Item 3, Legal Proceedings.

         The Company's effective tax rates were 26.5% and 30.6% for the years ended September 30, 2000 and 1999 respectively. The rate for the year ended September 30, 2000 is less than the federal and state statutory rates primarily due to the utilization of deductions for tax return purposes and R & D credits which do not effect book earnings.

Fiscal 1999 Compared to Fiscal 1998:

         Net sales for the year ended September 30, 1999 increased by 5.7% compared with the prior year. The increase was largely attributable to sales of sleep/ventilators by Breas for four months of Fiscal 1999, a 1.0% increase in respiratory/critical care products, and an 11.5% increase in sales by the Company's Thomas Medical Products, Inc. ("TMP") subsidiary.

         Net sales increased by 5.7%, and gross profit increased by 5.3% in absolute dollar amount. The effect of reduced sales prices was offset in part by the Company's cost reduction program. On a consolidated basis, the Company's gross profit percentage for the year ended September 30, 1999 was 50.9% compared to 51.1% in the last fiscal year.

         Selling, general and administrative expenses decreased by $3,255,000 primarily due to the realignment of the Company's sales force from 182 to 90 sales personnel, representing a reduction in sales expenses of $5,372,000 for the year ended September, 1999, offset in part by $1,765,000 of S, G, & A expense reported by Breas AB for the four months included in the year ended September, 1999.

         Research and development expenses ("R&D") increased 1.7%, largely due to the increased efforts of Breas AB.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company continues to rely upon cash flow from its operations as well as credit lines established with the Company's lender. During the year ended September 30, 2000, cash and cash equivalents increased by $951,000 and long-term marketable securities and other investments decreased by $10,455,000 due to the conversion of the Company's preferred investment in National Sleep Technologies, Inc. Capital expenditures of $9,574,000 were made to improve efficiencies and support new business opportunities. In addition, $3,307,000 of net treasury stock was acquired pursuant to a previously announced buy-back plan, and the Company paid $1,991,000 of dividends during Fiscal 2000. Cash and cash equivalents were $7,606,000 and together with other long-term investments aggregated $8,157,000 at September 30, 2000 as compared to $17,661,000 at September 30, 1999. (see Note 5 to the Company's Consolidated Financial Statements).

         At September 30, 2000, the Company's working capital was $39.3 million and the current ratio was 2.6 to 1, as compared to $41.8 million and 3.7 to 1 at September 30, 1999.

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

         The Company has a $25 million line of credit with Chase Manhattan Bank ("Chase"). The outstanding amount on this line of credit was $4,000,000 at September 30, 2000. Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, including the impact of commodity price changes and changes in the market value of its investments and, to a lesser extent, interest rate changes and foreign currency fluctuations. In the normal course of business as described below, the Company employs policies and procedures with the objective of limiting the impact of market risks on earnings and cash flows and to lower its overall borrowing costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:


                                                                                      PAGE
                                                                                      ----
Independent Auditor's Report                                                           F-1

Consolidated Balance sheet as of September 30, 2000 and 1999                           F-2

Consolidated Statement of Income for the years ended
      September 30, 2000, 1999 and 1998                                                F-3

Consolidated Statement of Stockholders' Equity for the years ended
      September 30, 2000, 1999 and 1998                                                F-4

Consolidated Statement of Cash flows for the years ended
      September 30, 2000, 1999 and 1998                                                F-5

Notes to Consolidated Financial Statements                                             F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 1 of notes to the consolidated financial statements, in 1998 the Company changed its method of accounting for sales rebates.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 9, 2000

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                                SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           2000            1999
                                                                                        ---------        ---------
                                                                                               (IN THOUSANDS)

Current Assets:
 Cash and cash equivalents (Note 1)                                                     $  7,606       $  6,655
 Accounts receivable, less allowance for doubtful accounts of
    $571 and $244, respectively (Notes 15 and 16)                                         26,377         21,153
 Inventory (Notes 1 and 3)                                                                23,964         23,892
 Prepaid expenses and other current assets (Note 4)                                        6,361          5,416
                                                                                        --------       --------
 Total current assets                                                                     64,308         57,116
 Property, plant and equipment--net (Notes 1 and 6)                                       53,016         45,960
 Other investments and marketable securities (Notes 1 and 5)                                 551         11,006
 Goodwill and other intangible assets (Notes 1 and 2)                                     47,253         34,978
 Deferred income taxes (Notes 1 and 14)                                                    2,235          1,478
 Other assets                                                                              5,468          6,772
                                                                                        --------       --------
    Total Assets                                                                        $172,831       $157,310
                                                                                        ========       ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                                       $  4,772       $  5,629
 Current portion of long-term debt (Note 7)                                                  535            423
 Accrued expenses (Note 8)                                                                 4,858          4,423
 Notes payable -- bank (Note 7)                                                            8,756          4,850
 Other current liabilities (Note 9)                                                        6,103             --
                                                                                        --------       --------
    Total current liabilities                                                             25,024         15,325

Long-term debt (Note 7)                                                                    2,711          2,179
Other liabilities (Note 9)                                                                   245          4,827
                                                                                        --------       --------
    TOTAL LIABILITIES                                                                     27,980         22,331
                                                                                        --------       --------
Minority interest in subsidiaries                                                          4,171          3,739
                                                                                        --------       --------
Commitments and contingencies (Notes 2, 11 and 12)
Stockholders' Equity (Note 13)
     Common stock -- no par value; authorized 40,000,000 shares, issued and outstanding 12,307,831, and 12,295,162
     respectively                                                                         15,132         16,095
     Accumulated other comprehensive loss (Notes 1 and 5)                                 (1,540)            (2)
     Retained earnings                                                                   127,088        115,147
                                                                                        --------       --------
     Stockholders' equity                                                                140,680        131,240
                                                                                        --------       --------
Total Liabilities and Stockholders' Equity                                              $172,831       $157,310
                                                                                        ========       ========



                                  See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------------
                                                                  2000         1999        1998
                                                              ----------    ---------    ---------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales (Notes 1, 16 and 17)                                 $ 150,311    $ 130,304    $ 123,335
Cost of goods sold                                                72,223       63,938       60,288
                                                               ---------    ---------    ---------
Gross profit                                                      78,088       66,366       63,047
                                                               ---------    ---------    ---------

Operating expenses:
    Selling, general and administrative                           39,005       33,258       36,513
    Research and development                                       8,563        5,810        5,715
    Interest income                                                 (619)        (500)        (893)
    Interest expense                                                 676          377          399
    Special charges (Note 12)                                      7,785           --        1,100
    Other expense-net (Notes 1 and 10)                             2,079          457          815
    Goodwill amortization                                          1,117          796          700
                                                               ---------    ---------    ---------
                                                                  58,606       40,198       44,349
                                                               ---------    ---------    ---------

Income before provision for income taxes
  and minority interest in income of
  consolidated subsidiary                                         19,482       26,168       18,698
Provision for income taxes                                         5,163        8,012        5,698
                                                               ---------    ---------    ---------
Income before minority interest in income of
  consolidated subsidiary                                         14,319       18,156       13,000
Minority interest in income of consolidated
  subsidiary                                                         387          220           --
                                                               ---------    ---------    ---------
Income from continuing operations                                 13,932       17,936       13,000
                                                               ---------    ---------    ---------
Discontinued Operations (Note 2):
    Income (loss) from operations of Vital Pharma
      Machine Division (net of income taxes (benefit)
      of ($265), $59 respectively)                                    --         (590)         135
                                                               ---------    ---------    ---------
    Income before cumulative effect of change in
      accounting principle                                        13,932       17,346       13,135
                                                               ---------    ---------    ---------
Cumulative effect of change in accounting
  principle (net of income taxes of $803) (Note 1)                    --           --       (1,524)
                                                               ---------    ---------    ---------
Net income                                                     $  13,932    $  17,346    $  11,611
                                                               =========    =========    =========
Earnings per Common Share:
Basic income per share from continuing operations              $    1.14    $    1.46    $    1.03
                                                               =========    =========    =========
Diluted income per share from continuing operations            $    1.13    $    1.46    $    1.02
                                                               =========    =========    =========
Discontinued operations per share                              $      --    $    (.04)   $     .01
                                                               =========    =========    =========
Cumulative effect of change in accounting principle
  per share                                                    $      --    $      --    $    (.12)
                                                               =========    =========    =========
Basic net income per share                                     $    1.14    $    1.42    $     .92
                                                               =========    =========    =========
Diluted net income per share                                   $    1.13    $    1.41    $     .91
                                                               =========    =========    =========
Basic weighted average number of shares outstanding               12,177       12,250       12,665
                                                               =========    =========    =========
Diluted weighted average number of shares outstanding             12,318       12,325       12,746
                                                               =========    =========    =========
Special charge, net of taxes                                   $    (.45)                $    (.06)
                                                               =========                 =========
Unaudited Proforma Information (assuming the change
in accounting principle was applied retroactively) (Note 1):
    Income from continuing operations                                                    $  12,741
                                                                                         =========
    Net income                                                                           $  12,876
                                                                                         =========


See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                          ACCUMULATED
                                                                             OTHER
                                                   COMMON STOCK           COMPREHENSIVE   RETAINED  STOCKHOLDERS'  COMPREHENSIVE
                                               SHARES         AMOUNT      INCOME (LOSS)   EARNINGS    EQUITY         INCOME
                                             ----------------------------------------------------------------------------------
Balance at September 30, 1997:                 12,674,673      $22,149        $  (129)   $90,209    $112,229

Net income                                                                                11,611      11,611         $11,611
Purchase of common stock net of
   reissuance                                     (48,749)        (656)                                 (656)
Exercise of stock options                           2,270           27                                    27
Adjustment for aggregate unrealized
   gain on marketable securities                                                  143                    143             143
Dividends paid ($.16 per share)                                                           (2,044)     (2,044)
                                               ----------      -------        -------   --------    --------         -------
Comprehensive income                                                                                                 $11,754
                                                                                                                     =======
Balance at September 30,1998                   12,628,194       21,520             14     99,776     121,310

Net income                                                                                17,346      17,346         $17,346
Purchase of common stock net of reissuance       (341,057)      (5,822)                               (5,822)
Exercise of stock options                           8,025           68                                    68
Adjustment for aggregate unrealized loss
   on marketable securities                                                       (16)                   (16)            (16)
Dividends paid ($.16 per share)                                                           (1,975)     (1,975)
Tax benefit from employees and directors
   stock option plans (Note 14)                        --          329             --         --         329
                                               ----------      -------        -------   --------    --------         -------
Balance at September 30, 1999:                 12,295,162      $16,095        $    (2)  $115,147    $131,240         $17,330
                                                                                                                     =======
Net income                                                                                13,932      13,932         $13,932
Purchase of common stock net of reissuance       (161,337)      (3,307)                               (3,307)
Exercise of stock options                         174,006        2,268                                 2,268
Adjustment for aggregate unrealized loss
   on marketable securities                                                        (3)                    (3)             (3)
Tax benefit from employees and directors
   stock option plans (Note 14)                        --           76             --         --          76

Foreign currency translation loss                                              (1,535)                (1,535)         (1,535)
Dividends paid ($.16 per share)                                                           (1,991)     (1,991)
                                               ----------      -------        -------   --------    --------         -------
Comprehensive income                                                                                                 $12,394
                                                                                                                     =======
Balance at September 30, 2000:                 12,307,831      $15,132        $(1,540)  $127,088    $140,680
                                               ==========      =======        =======   ========    ========

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                2000         1999        1998
                                                                            ------------  ----------- ----------
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
     Net income                                                                $ 13,932    $ 17,346    $ 11,611
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            4,435       3,726       3,436
         Deferred income taxes                                                     (638)        431        (116)
         Minority interest in income of consolidated subsidiary                     387         220
         Amortization of goodwill                                                 1,117         796         700
         Amortization of deferred credit                                           --           (91)       (100)
         Net (gain) loss on sales of available-for-sale securities                 --            16         (42)

     Changes in operating assets and liabilities:

         Increase in accounts receivable                                         (3,057)     (1,005)     (1,432)
         (Increase) decrease in inventory                                           102      (2,466)         37
         (Increase) decrease in prepaid expenses and other current assets        (1,064)        531       7,622
         (Increase) decrease in other assets                                      1,370        (566)     (1,651)
         Decrease in accounts payable and accrued expenses                       (2,801)       (541)     (4,121)
         Increase in other liabilities                                            1,521        --          --
                                                                               --------    --------    --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                           15,304      18,397      15,944
                                                                               --------    --------    --------

     Cash flows from investing activities:

         Acquisition of property, plant and equipment                            (9,574)     (7,533)    (10,620)
         Purchases of other investments and available-for-sale securities          --        (6,368)    (15,910)
         Proceeds from sales of available-for-sale securities                        13       6,195      14,830
         Acquisition of subsidiaries, net of $2,344 of cash acquired (1999)        (585)     (3,204)       --
                                                                               --------    --------    --------
             NET CASH USED IN INVESTING ACTIVITIES                              (10,146)    (10,910)    (11,700)
                                                                               --------    --------    --------

     Cash flows from financing activities:

         Dividends paid                                                          (1,991)     (1,975)     (2,044)
         (Purchase) reissuance of common stock                                   (3,307)     (5,493)       (656)
         Proceeds from exercise of stock options                                  2,268          68          27
         Proceeds from short term notes payable                                   4,024       4,850        --
         Increase in long term debt and notes payable                             3,829        --          --
         Principal payments of long-term debt and notes payable                  (7,250)       (882)     (2,656)
                                                                               --------    --------    --------
             NET CASH USED IN FINANCING ACTIVITIES                               (2,427)     (3,432)     (5,329)
                                                                               --------    --------    --------

                                                                               --------    --------    --------
             EFFECT OF FOREIGN CURRENCY TRANSLATION                              (1,780)       --          --
                                                                               --------    --------    --------
     Net increase (decrease) in cash and cash equivalents                           951       4,055      (1,085)
     Cash and cash equivalents at beginning of year                               6,655       2,600       3,685
                                                                               --------    --------    --------
     Cash and cash equivalents at end of year                                  $  7,606    $  6,655    $  2,600
                                                                               ========    ========    ========

     Supplemental disclosures of cash flow information:
       Cash paid during the year for:

             Interest                                                          $    486    $    421    $    378
             Income taxes                                                      $  6,646    $  6,264    $  1,781


See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPAL BUSINESS
ACTIVITIES:

         Business Activities:

         Vital Signs, Inc. ("VSI") and its subsidiaries (collectively the "Company") design, manufacture and market single-patient use products for the anesthesia, respiratory, critical care, sleep therapy and emergency markets.

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

         Net Income Per Share of Common Stock:

         Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to purchase common stock. Incremental shares of 141,000, 75,000 and 81,000 in 2000, 1999 and 1998, respectively, were used in the calculation of diluted earnings per common share.

                                                                       ----------------------------------------------------
                                                                                       FOR THE YEAR ENDED
                                                                                          SEPTEMBER 30,
                                                                       ----------------------------------------------------
                                                                            2000              1999              1998
Earnings per Common Share:

Basic income per share from continuing operations                      $        1.14    $       1.46      $        1.03
                                                                       =============    ============      =============
Diluted income per share from continuing operations                    $        1.13    $       1.46      $        1.02
                                                                       =============    ============      =============
Basic net income per share                                             $        1.14    $       1.42      $         .92
                                                                       =============    ============      =============
Diluted net income per share                                           $        1.13    $       1.41      $         .91
                                                                       =============    ============      =============

Unaudited Proforma Information

(assuming the change in accounting principle was applied retroactively

Basic income per share from continuing operations                                                         $        1.01
                                                                                                          =============
Diluted income per share from continuing operations                                                       $        1.00
                                                                                                          =============
Basic net income per share                                                                                $        1.02
                                                                                                          =============
Diluted net income per share                                                                              $        1.01
                                                                                                          =============

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

         Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is determined in accordance with the specific identification method. Dividends on securities classified as available-for-sale are included in other expenses - net.

         Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

         Change in Accounting Principle:

         Effective as of the beginning of the second quarter of fiscal 1998, the Company adopted a new accounting principle related to the accrual of distributor rebates. This change in principle was adopted to more precisely record the amounts due distributors who service the Company's hospital customers. The Company's prior method resulted in fluctuations for financial reporting purposes that were the result of activities outside the Company's control. The cumulative effect of this change in accounting principle, after income taxes, results in a reduction in net income of $1,524,000 or $.12 per share. Proforma information is included in the income statement indicating the results of operations as if the

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

newly adopted accounting principle had been in effect since October 1, 1997.

         Accounting for Stock-Based Compensation:

         The Company measures stock-based compensation cost using Accounting Principles Board ("APB") Opinion No. 25 as is permitted by SFAS No. 123, "Accounting for Stock-Based Compensation."

         Business Segment Reporting:

         The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company designs, manufactures and distributes single-use medical products and therapeutic devices. The Company's other business segments do not meet the criteria for separate disclosures.

         Recent Accounting Pronouncements:

         The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 - ACQUISITIONS/DISPOSITIONS:

         As part of the Company's strategic plan to expand significantly into the obstructive sleep apnea field, the Company embarked on two strategic acquisitions that occurred over a two year time frame in which a European sleep therapeutic business was acquired in 1999 followed by the acquisition of a sleep diagnostic business in the United States in 2000. The financial details of these two acquisitions are described below.

2000 ACQUISITION

         In the third quarter of Fiscal 2000, the Company converted its preferred stock holdings in privately held National Sleep Technologies, Inc. ("NST") into common stock. Upon such conversion the Company acquired an 84% ownership in NST. The total value of the Company's investment in NST as of September 30, 2000 was $10,439,000. The assets acquired amounted to approximately $4 million and liabilities assumed approximately $6 million. This acquisition has been accounted for as a purchase resulting in an excess of purchase over the fair value of net assets acquired of approximately $12.8 million.

         The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000 (see Proforma information on next page).

1999 ACQUISITION

         The Company has acquired a 53% interest in Breas Medical AB, a European manufacturer of personal ventilators for Obstructive Sleep Apnea (OSA) and other applications, for an aggregate investment of approximately $15.2 million, of which $585,000 was expended in 2000. The assets acquired amounted to approximately $7 million and liabilities assumed approximately $2 million. This acquisition has been accounted for as a purchase, resulting in an excess of purchase price over the fair value of net assets acquired of approximately $11.5 million.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Vital Signs has reflected the operations of Breas as a consolidated subsidiary effective June 1, 1999 (see Proforma information below).

1999 DISPOSITION:

         In September 1999, the Company made a decision to sell its Blow-Fill-Seal ("BFS") machine fabrication division, consisting of net assets of $4.2 million. The net sales for the BFS machine fabrication division were $498,000, and $3,082,000 in fiscal years 1999 and 1998, respectively. Accordingly, the statement of income for all periods presented has been restated to reflect the net operations as a discontinued operation.

         The following summary, pro forma, unaudited data of the Company reflects the acquisitions of Breas and National Sleep Technologies as if they had occurred on October 1, 1997.

                                               ---------------------------------------------------
                                                               PROFORMA/UNAUDITED
                                               ---------------------------------------------------
                                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                 FISCAL 2000       FISCAL 1999      FISCAL 1998
                                                 -----------       -----------      -----------
Net sales                                          $ 158,336         $ 147,801       $ 139,348

Net income                                         $  13,575         $  17,398       $  12,647

Basic net income per share                         $    1.11         $    1.42       $    1.00

Diluted net income per share                       $    1.10         $    1.41       $     .99

NOTE 3 - INVENTORY:

Inventory consists of the following:

                                                    -----------------------------------------------
                                                                    SEPTEMBER 30,
                                                    -----------------------------------------------
                                                            2000                     1999
                                                    ---------------------    ----------------------
                                                                    (IN THOUSANDS)

Raw materials                                           $      13,323            $      15,366
Finished goods                                                 10,641                    8,526
                                                        -------------            -------------
                                                        $      23,964            $      23,892
                                                        =============            =============


                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

                                                                                SEPTEMBER 30,
                                                                -----------------------------------------------
                                                                        2000                     1999
                                                                ---------------------    ----------------------
                                                                                (IN THOUSANDS)

             Note and related party receivables                     $       1,478            $       3,115
             Prepaid taxes                                                  2,556                      416
             Deferred tax asset  (see Note 14)                                382                      501
             Prepaid insurance                                                271                      288
             Other                                                          1,674                    1,096
                                                                    -------------            -------------
                                                                    $       6,361            $       5,416
                                                                    =============            =============


NOTE 5 - OTHER INVESTMENTS AND MARKETABLE SECURITIES:

          The following is a summary of available-for-sale securities and other investments:

                                                    AVAILABLE-FOR-SALE-SECURITIES
                                 -------------------------------------------------------------------
                                       SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                 ---------------------------------  --------------------------------
                                                            (IN THOUSANDS)
                                                          GROSS                             GROSS
                                                        UNREALIZED                        UNREALIZED
                                   FAIR                   HOLDING    FAIR                  HOLDING
                                   VALUE      COST        LOSSES     VALUE       COST       GAINS
                                   -----      ----        ------     -----       ----       -----
Available-for-sale securities:

Federal mortgage
  obligations                    $    551   $    560    $     (9)   $    567   $    571    $     (4)
                                 --------   --------    --------    --------   --------    --------

Total available-for-sale-
  securities                          551        560          (9)        567        571          (4)

Other investments                    --         --          --        10,439     10,439        --
                                 --------   --------    --------    --------   --------    --------

                                 $    551   $    560    $     (9)   $ 11,006   $ 11,010    $     (4)
                                 ========   ========    ========    ========   ========    ========

At September 30, 2000 investments in debt securities classified as available-for-sale securities mature in 5 - 10 years.

         The Company manages its cash flow by investing in marketable securities and, from time to time, supplements its portfolio by making investments in privately held companies in the healthcare field. In 1999, the common share ownership in National Sleep Technologies, Inc.("NST"), was renegotiated into a convertible Preferred Stock investment whereupon VSI increased its investment to $10,439,000. In June 2000, the Company converted its preferred stock investment into common stock. Upon conversion, the Company acquired an 84% ownership position and consolidated the results of NST effective June 1, 2000.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The investment in the privately held companies was accounted for under the equity method of accounting for periods prior to the acquisition of the controlling interest in Breas and the conversion of Common Stock to Preferred Stock in NST. Earnings or losses from investments in which the Company maintains a minority common stock interest are reflected in the Company's earnings based on the Company's prorata ownership interest. Net earnings (loss) from these investments for the years ended September 30, 2000 and 1999 aggregated ($235,000) and $178,000 respectively.

         Realized gains and losses are determined on the basis of specific identification. During the year ended September 30, 2000, sales proceeds for securities classified as available for sale securities were $16,000. There were no gains or losses in Fiscal 2000. During the year ended September 30, 1999, sales proceeds and gross realized gains and losses on securities classified as available for sale securities were $6,195,637, $8,622 and $(25,089), respectively. During the year ended September 30, 1998, sales proceeds and gross realized gains and losses on securities classified as available-for-sale securities were $14,830,852, $79,489 and $(37,311), respectively. Stockholders' equity at September 30, 2000, 1999, and 1998, includes an unrealized holding gain (loss), net of related tax effect, on available-for-sale securities of $(5,000), $(2,000), and $14,000, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, at cost, consists of the following:

                                                   --------------------------------------------------
                                                          SEPTEMBER 30,
                                                   --------------------------         ESTIMATED
                                                     2000            1999            USEFUL LIFE
                                                   ---------      -----------    --------------------
                                                       (IN THOUSANDS)
Land                                               $  3,250          $  3,250
Building and building improvements                   23,157            18,866       30 to 40 years
Equipment and molds                                  42,596            36,017        5 to 20 years
Fixtures and office equipment                         2,334             2,389        5 to 15 years
Transportation equipment                                 47                78              5 years
                                                   --------          --------
                                                   $ 71,384          $ 60,600
Less accumulated depreciation and
  amortization                                       18,368            14,640
                                                   --------          --------
                                                   $ 53,016          $ 45,960
                                                   ========          ========

         Certain portions of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt (see Note 7).

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT:

          Long term debt consists of the following:

                                                                -------------------------------------
                                                                           SEPTEMBER 30,
                                                                     2000                1999
                                                                          (IN THOUSANDS)

Industrial Revenue Bonds ("IRB") payable                        $     2,100           $  2,300
Other                                                                 1,146                302
                                                                -----------           --------
Total long-term debt                                                  3,246              2,602
Less current portion                                                    535                423
                                                                -----------           --------
                                                                $     2,711           $  2,179
                                                                ===========           ========

          Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

          The IRB is payable in varying installments with interest at rates ranging from 8.10% to 8.625% per annum through December 2009. The IRB, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 2000, the Company was in compliance with all but two of the required financial covenants. The Company received waivers for the breached covenants that expire September 30, 2001.

          At September 30, 2000, the Company also had $8,756,000 outstanding consisting of notes payable and a credit line. The notes payable of $4,732,000 had interest rates that ranged between 4.82% and 9.25%. The blended rate was 5.29%. The notes payable are due within one year.

          The outstanding amount on the credit line was $4,024,000 with interest payable at the rate of approximately 7%. The total amount available through this Bank credit line is $25,000,000. This credit line is secured by the Company's assets and expires on March 31, 2001.

          Maturities of notes payable and long-term debt are as follows:

-----------------------------------------------------------------
        YEAR ENDING SEPTEMBER 30,
------------------------------------------
                                                  (IN THOUSANDS)
                                                  --------------
                  2001                                $  9,291
                  2002                                     881
                  2003                                     279
                  2004                                     251
                  2005                                     200
               Thereafter                                1,100
                                                      --------
                                                      $ 12,002
                                                      ========

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - ACCRUED EXPENSES:

Accrued expenses consist of the following:

                                                        ---------------------------------------
                                                                    SEPTEMBER 30,
                                                        ---------------------------------------
                                                              2000                 1999
                                                        -----------------    ------------------
                                                                   (IN THOUSANDS)

Interest                                                $         162        $         193
Payroll and vacations                                           2,166                1,997
Professional fees                                                 546                  444
Sales expenses                                                    252                  192
Income and other taxes payable                                    579                  955
Other                                                           1,153                  642
                                                        -------------        -------------
                                                        $       4,858        $       4,423
                                                        =============        =============


NOTE 9 - OTHER LIABILITIES:

          Other liabilities consist of:

                                                          ---------------------------------------
                                                                      SEPTEMBER 30,
                                                          ---------------------------------------
                                                                 2000                1999
                                                                 ----                ----
                                                                      (IN THOUSANDS)
Current:
Amount related to acquisitions                            $         6,103      $           ---
                                                          ===============      ===============

Non Current:
Amount related to acquisitions                                        ---                4,023
Other                                                                 245                  804
                                                          ---------------      ---------------

                                                          $           245      $         4,827
                                                          ===============      ===============

NOTE 10 - OTHER EXPENSE - NET:

          Other expense - net consists of the following:

                                                            ----------------------------------------------------------
                                                                               FOR THE YEAR ENDED
                                                                                  SEPTEMBER 30,
                                                            ----------------------------------------------------------
                                                                  2000                1999                 1998
                                                            -----------------    ----------------    -----------------
                                                                                 (IN THOUSANDS)
Amortization of deferred credit                             $          ---        $         (91)        $      (100)
Charitable contributions of inventory                                  428                  417                 138
Non performing investments                                             453                  ---                 ---
Severance                                                              573                  ---                 ---
Litigation costs                                                       ---                  162                 472
Other                                                                  625                  (31)                305
                                                            --------------        --------------     --------------
                                                            $        2,079       $          457      $          815
                                                            ==============       ==============      ==============

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS:

          Leases:

          The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,826,000, 1,523,000 and $1,861,000 has been charged to operations for the years ended September 30, 2000, 1999 and 1998, respectively. The Company's commitment under such leases is as follows:

                  ------------------------------------------- -- --------------------------
                          YEAR ENDING SEPTEMBER 30,                   (IN THOUSANDS)
                          ------------------------                    --------------
                                     2001                              $        2,093
                                     2002                                       1,378
                                     2003                                         601
                                     2004                                         101
                                     2005                                          22
                                                                       --------------
                                                                       $        4,195
                                                                       ==============

          Employment Agreements:

          The Company has entered into employment agreements, aggregating $980,344 which expire at various dates through September, 2005.

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY:

Preferred Stock:
---------------

          The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2000 or 1999.

Stock Options:
-------------

Transactions relating to stock options are as follows:

                                             ------------------------- -- -------------------------
                                                                           WEIGHTED AVERAGE PRICE
                                                 NUMBER OF SHARES                PER SHARE
                                             -------------------------    -------------------------

Balance September 30, 1997:                              634,315                  $     19.44
         Granted                                         467,982                  $     17.99
         Exercised                                        (2,270)                 $     12.13
         Expired/canceled                                (74,162)                 $     18.68
                                                    -------------                 -----------

Balance September 30, 1998:                            1,025,865                  $     18.84
         Granted                                         150,186                  $     19.49
         Exercised                                        (8,025)                 $      8.61
         Expired/canceled                                (61,510)                 $     17.97
                                                    -------------                 -----------

Balance September 30, 1999:                            1,106,516                  $     19.05
         Granted                                         276,897                  $     19.33
         Exercised                                      (174,006)                 $     14.14
         Expired/canceled                                (35,061)                 $     20.96

Balance September 30, 2000:                            1,174,346                  $     19.72
                                                    ============                  ===========

          The weighted average fair value per share calculated using the Black-Scholes method for options granted during the years ended September 30, 2000, 1999 and 1998 amounted to $6.90, $7.18 and $6.82 respectively.

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

          In connection with the plans described above, options covering 1,356,477 shares (excluding lapsed shares) have been granted through September 30, 2000.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and diluted net income per common share for the years ended September 30, 2000, 1999, and 1998, would approximate the pro forma amounts indicated in the table below (dollars in thousands):

--------------------------------------- --------------- --------------------- --------------------
       YEAR ENDED SEPTEMBER 30               2000               1999                    1998
--------------------------------------- --------------- --------------------- --------------------
Net income - as reported                $   13,932        $    17,346          $     11,611

Net income - pro forma                  $   12,684        $    15,825          $     10,199

Basic net income per common
    share - as reported                 $     1.14        $      1.42          $        .92

Diluted net income per common
    share - as reported                 $     1.13        $      1.41          $        .91

Basic net income per common
    share - pro forma                   $     1.04        $      1.29          $        .81

Diluted net income per common
    share - pro forma                   $     1.03        $      1.28          $        .80
--------------------------------------- --------------- --------------------- --------------------

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 2000, 1999 and 1998, respectively: expected volatility of 30%, 35% and 37% respectively, risk-free interest rate of 6.3%, 5.4% and 5.5% respectively, dividend yield rate of .9%,
 .8% and .9%, respectively, and all options have expected lives of 5 years.

   The following table summarizes information about fixed stock options outstanding at September 30, 2000:

                               -------------------------------------------------- -- ---------------------------------------
                                              OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                               ------------------ ---------------- --------------    ----------------- ---------------------
                                    NUMBER       WEIGHTED-AVERAGE                        NUMBER
                                OUTSTANDING AT      REMAINING     WEIGHTED-AVERAGE   EXERCISABLE AT     WEIGHTED-AVERAGE
               RANGE OF         SEPTEMBER 30      CONTRACTUAL        EXERCISE         SEPTEMBER 30,         EXERCISE
           EXERCISE PRICES           2000         LIFE (YEARS)        PRICE               2000              PRICE
           ---------------    ------------------ ---------------- --------------    ----------------- ---------------------
1.       $    9.25  $   11.00         11,273          3.9         $    10.16              11,273      $      10.16
2.       $   13.75  $   15.75         31,475          2.7              14.84              27,775             14.72
3.       $   16.75  $   19.50        565,302          7.9              17.97             353,504             18.01
4.       $   20.00  $   22.50        530,897          6.4              21.79             314,635             22.06
5.       $   23.25  $   24.50         35,399          8.2              24.01              13,016             24.50
                                ------------       -------        -----------       -------------     -------------

                       Total:      1,174,346          7.0         $     19.72             720,203      $      19.65
                                ============      =======         ===========       =============     =============

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - INCOME TAXES:

The provision for income taxes consists of the following components:

                           -------------------------------------------------------------------
                                            FOR THE YEAR ENDED SEPTEMBER 30,
                           -------------------------------------------------------------------
                                  2000                    1999                   1998
                           --------------------    -------------------    --------------------
                                                     (IN THOUSANDS)
Current:
         Federal           $        4,875              $    6,782              $    5,103
         State                        422                     384                     569
         Foreign                      504                     415                     142

Deferred:
         Federal                     (595)                    315                     306
         State                        (43)                    116                    (422)
                           ---------------             ----------              -----------

                           $        5,163              $    8,012              $    5,698
                           ==============              ==========              ==========

          The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:

                                              ---------------------------------------------
                                                             SEPTEMBER 30,
                                              ---------------------------------------------
                                                      2000                   1999
                                              ---------------------------------------------
                                                            (IN THOUSANDS)
Undistributed DISC earnings                   $          (96)             $     (96)
Net operating loss carryforward
    from acquisition (Note 2)                            439                    439
State net operating loss
    carryforward                                         --                     100

Other                                                     39                     58
                                              --------------              ---------
                                              $          382              $     501
                                              ==============              =========

          The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

                                                        --------------------------------------------------
                                                                          SEPTEMBER 30,
                                                        --------------------------------------------------
                                                                2000                      1999
                                                        ---------------------- ---------------------------
                                                                         (IN THOUSANDS)
Net operating loss carryforward
    from acquisition (Note 2)                           $         2,248             $    2,654
Accelerated depreciation                                         (1,139)                (1,042)
State net operating loss carryforward                               316                    296
Undistributed DISC earnings                                        (320)                  (413)
Capital losses                                                      ---                    294
Valuation allowance attributable to
    capital loss carryforward                                       ---                   (294)
Accrued expenses                                                    936                    ---
Other                                                               194                    (17)
                                                        ---------------             -----------
                                                        $         2,235             $    1,478
                                                        ===============             ==========

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                                    ----------------------------------------------------------
                                                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                                    ----------------------------------------------------------
                                                                         2000               1999                 1998
                                                                    ---------------    ---------------    --------------------
Statutory federal income tax rate                                         34.3%              35.0%              34.3%
State income taxes net of federal tax benefit                               1.3                1.2               0.5
Product contributions                                                       (.6)               (.6)             (1.7)
Tax credit for Research and Development                                    (3.0)               (.6)             (1.2)
Benefit from foreign sales corporation                                     (2.5)               (.8)              (.7)
Amortization of acquired intellectual property                              (.9)               (.7)              (.9)
Foreign net operating loss carryforward                                    (1.0)               (.8)             (1.1)
Other                                                                      (1.1)              (2.1)              1.3
                                                                    ------------          ---------          -------

     Effective income tax rate                                             26.5%              30.6%             30.5%
                                                                    ============          =========          ========

          For the years ended September 30, 2000 and 1999, the Company recognized for income tax purposes a tax benefit of $76 and $329, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in both years. No tax benefit was recorded for the year ended September 30, 1998.

NOTE 15 - ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Information relating to the allowance for doubtful accounts is as follows:

                                                 -------------- -------------------- ----------------- ---------------
                                                   BALANCE AT                                            BALANCE AT
                                                  BEGINNING OF   CHARGED TO COSTS                           END OF
                DESCRIPTION                           YEAR         AND EXPENSES         DEDUCTIONS           YEAR
------------------------------------------------ -------------- -------------------- ----------------- ---------------
                                                                  (IN THOUSANDS)
       Allowance for doubtful accounts:
           Year ended September 30,

                     1998                          $     101        $       561         $      24 (A)     $     638
                                                   =========        ===========         =============     =========

                     1999                          $     638        $       158         $     552 (A)     $     244
                                                   =========        ===========         =============     =========

                     2000                          $     244        $       515         $     188 (A)     $     571
                                                   =========        ===========         =============     =========

(A) Write-off of uncollectible accounts receivable.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SIGNIFICANT CUSTOMERS:

         A portion of the Company's hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2000, 1999 and 1998, respectively, 26%, 32% and 33% of the Company's sales were made in this distribution channel. In each fiscal year 2000, 1999 and 1998, one of the large national distributors represented approximately 14%, 13% and 13%, respectively of net sales. The same customer represented approximately 14% and 17% of outstanding accounts receivable at September 30, 2000 and 1999, respectively.


NOTE 17 - INTERNATIONAL SALES:

         The international sales for the fiscal years ended September 30, 2000, 1999 and 1998 of approximately $35,000,000, $22,000,000 and $15,000,000, respectively, were sold principally to customers in Europe, Asia and Australia.

                                    PART III


         ITEM 10.  DIRECTORS OF THE REGISTRANT

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


         ITEM 11.  EXECUTIVE COMPENSATION

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.


         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2001 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

          (c) On July 28, 2000 the Company filed a Current Report Form 8-K disclosure of the settlement reached with SIMS Portex covering a patent infringement matter pending in the U.S. District Court, North District of Illinois.

          (d) The following exhibits are incorporated by reference herein or annexed to this Annual Report:


EXHIBIT           DESCRIPTION
-------           -----------
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

  10.2 1991 Director Stock Option Plan, as amended is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

  10.3 Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to
                  Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993. Amendment to Agreement between the Company and Respironics, Inc., dated September 14,
                  1999 is incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended
                  September 30, 1999.

  10.4 Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-39107) initially filed with the Commission on February 21, 1991.

  10.5 Vital Signs Investment Plan, as amended, is incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

  10.6 Stock Option Grants to Terence D. Wall and Barry Wicker, replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is incorporated by reference to Exhibit 10.8 to the Company's
                  Annual Report on Form 10-K for the year ended September 30,
                  1996.

  10.7            Form of Stock Option Agreement for certain employees of Thomas
                  Medical Products, Inc.

  21.1            Subsidiaries of the Registrant.

  23.1            Consent of Goldstein Golub Kessler LLP.

  24.1            Power of Attorney.

  27.1            Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of December, 2000.

                                          VITAL SIGNS, INC.


                                          By: /s/ Anthony J. Dimun
                                              ---------------------------
                                              Anthony J. Dimun
                                              Executive Vice President

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

SIGNATURES                                  TITLE                                           DATE
----------                                  -----                                           ----
/s/ Terence D. Wall*                        President, Chief Executive Officer and          December 6, 2000
---------------------------                 Director
Terence D. Wall

/s/ David J. Bershad*                       Director                                        December 6, 2000
----------------------------
David J. Bershad

/s/ Anthony J. Dimun                        Executive Vice President, Chief Financial
----------------------------                Officer, Treasurer (Chief Financial and
Anthony J. Dimun                            Accounting Officer) and Director                December 6, 2000


/s/ Stuart M. Essig*                        Director                                        December 6, 2000
---------------------------
Stuart M. Essig

/s/ E. David Hetz*                          Director                                        December 6, 2000
------------------
E. David Hertz

/s/ Ray Larkin, Jr.*                        Director                                        December 6, 2000
--------------------
Ray Larkin, Jr.


/s/ Joseph J. Thomas*                       Director                                        December 6, 2000
----------------------
Joseph J. Thomas

/s/ Barry Wicker*                           Executive Vice President, Sales and Director    December 6, 2000
------------------
Barry Wicker


*By: /s/ Anthony J. Dimun
     --------------------
     Anthony J. Dimun

                              STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................'TM'
The registered trademark symbol shall be expressed as....................'r'