Form 10-K405/A
period 2000-09-30
VITAL SIGNS INC
filed 2001-02-12
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K405/A

                  Amended to set forth information in Part III.

              [X] Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 for the fiscal
                         year ended September 30, 2000.

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

            20 Campus Road, Totowa, New Jersey 07512; (973) 790-1330
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                           principal executive office)

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

                                 Yes  X  No ___
                                     ---

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

Number of shares of Common Stock outstanding as of November 27, 2000:
12,352,079.

                                    PART III

Item 10.  Directors of the Registrant

The following table presents certain information regarding the directors of the
Company:


                                Director       Expiration
Name and Age (A)                 Since          of Term         Business Experience (B)
----------------                 -----          -------         -----------------------
Terence D. Wall, 59              1972            2001          President and Chief
                                                               Executive Officer of the
                                                               Company. Mr. Wall
                                                               presently serves on the
                                                               Board of Directors of
                                                               Bionx Implants, Inc.

David J. Bershad, 60             1991            2001          Member of the law firm
                                                               of Milberg Weiss Bershad
                                                               Hynes & Lerach LLP. Mr.
                                                               Bershad presently serves
                                                               on the  Board of Directors
                                                               of Bionx Implants, Inc.

Anthony J. Dimun, 57             1987            2001          Executive Vice
                                                               President, Chief
                                                               Financial Officer and
                                                               Treasurer of the Company
                                                               (1991 to Present);
                                                               Secretary of the Company
                                                               (December 1991 to
                                                               December 1998);
                                                               Principal Owner,
                                                               Strategic Concepts, Inc.
                                                               (financial and
                                                               acquisition advisory
                                                               firm) (1988 to
                                                               present). Mr. Dimun
                                                               presently serves on the
                                                               Board of Directors of
                                                               Bionx Implants, Inc.

Stuart M. Essig, 39              1998            2001          President and Chief
                                                               Executive Officer and a
                                                               Director of Integra Life
                                                               Sciences Corporation
                                                               (a medical technology
                                                               company) (1997 to
                                                               present); Managing
                                                               Director and various
                                                               positions with Goldman,
                                                               Sachs & Co. (an
                                                               investment banking firm)
                                                               (1988 to 1997).
                                                               Mr. Essig presently
                                                               serves on the Board of
                                                               Directors of St. Jude
                                                               Medical Corporation.

E. David Hetz, 42                2000            2001          Private investor
                                                               (November 1999 to
                                                               present); Senior Advisor
                                                               (June 1999 to November
                                                               1999) and Managing
                                                               Director and Director of
                                                               Mergers and Acquisitions
                                                               (prior years to June
                                                               1999) of Robertson,
                                                               Stephens & Co.
                                                               (investment banking
                                                               firm). Mr. Hetz is also
                                                               a director of I-many,
                                                               Inc.

C. Raymond Larkin, Jr., 52       2000            2001          Consultant to chief
                                                               executive officers in
                                                               the medical device and
                                                               technology industries
                                                               (May 1998 to present);
                                                               President and Chief
                                                               Executive Officer of
                                                               Nellcor Puritan Bennett,
                                                               Inc. (a medical device
                                                               manufacturer) (1989 to
                                                               May 1998). Mr. Larkin
                                                               presently serves on the
                                                               Board of Directors of
                                                               Arthrocare Corporation,
                                                               Cerus Corporation,
                                                               Hanger Orthopedic
                                                               Group, Inc. and DaVita
                                                               Inc.

Joseph J. Thomas, 64             1992            2001          President of Thomas
                                                               Medical Products, Inc.
                                                               (a subsidiary of the
                                                               Company) ("TMP") (1990
                                                               to present).

Barry Wicker, 60                 1985            2001          Executive Vice President - Sales
                                                               of the Company.

---------------------

       (A) Ages are presented as of September 30, 2000.

       (B) In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. Messrs. Wall, Bershad and Dimun have invested together (and serve together as Board members) in Bionx Implants, Inc. Messrs. Wall and Bershad have invested together (and serve as Board members) in Omnisonics, Inc.

           (formerly Sonokinetics, Inc.). The Company is a shareholder, and Messrs. Wall and Dimun are shareholders of EchoCath, Inc. Messrs. Wall, Dimun, Bershad, Thomas, Hetz and Larkin are investors in X-Site, LLC. (See "Certain Relationships and Related Transactions").

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended September 30, 2000.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the fiscal years ended September 30, 1998, 1999 and 2000, the annual and long-term compensation of the Company's Chief Executive Officer and the other individuals who served as executive officers of the Company during fiscal 2000 (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term
                           Annual Compensation                                          Compensation
------------------------------------------------------------------------------------      Common
                                                                      Other Annual     Shares Subject to      All Other
Name and Principal Position          Year     Salary      Bonus(A)  Compensation(B)   Options Granted      Compensation(C)
---------------------------          ----     ------      --------  ----------------  ---------------      ---------------
Terence D. Wall................      2000    $225,000     $18,634         $6,000            24,916              $4,109
President and Chief Executive        1999     225,000      10,695          6,000               --                5,088
Officer                              1998     225,000      10,695          6,000            75,278               3,213

Anthony J. Dimun...............      2000     180,000      14,983         12,600            31,124               3,760
Executive Vice President and         1999     180,000       8,608         12,600             9,638               4,482
Chief Financial Officer              1998     180,000       8,608         12,600            71,414               3,071

Barry Wicker...................      2000     151,250      12,625          6,000             8,304               3,606
Executive Vice President - Sales     1999     151,250       7,331          6,000             9,638               3,574
                                     1998     151,250       7,281          6,000             8,304               2,384

Joseph J. Thomas...............      2000     150,000        --              --                --                  606
President of TMP                     1999     150,000      13,500            --                --                1,644
                                     1998     150,000      58,269            --                --                2,500

Scott Spitzer..................      2000     252,418      19,393          6,000             2,900               2,847
Vice President, General Counsel      1999     231,944      13,406          6,000             8,000               3,103
and Secretary (D)                    1998     106,442      18,027          3,000               --                   --


Daniel L. Reuvers..............      2000     130,462      10,206          6,000             3,358               2,756
Vice President - Marketing and       1999     114,646       5,373          6,000             4,374               2,640
Group Sales (E)                      1998     104,308       5,025          6,000             8,736               2,648

-------------------------

          (A) Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid. Bonuses earned in fiscal 2000 were awarded under the Company's Well-Pay Policy and in conjunction with the Company's performance incentive program. The Well-Pay Policy covers all Company personnel working in the Company's headquarters in Totowa, New Jersey and in certain of the Company's subsidiaries. Under the Policy, an additional day's pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $400 are earned by employees having perfect attendance for one or more consecutive years.

          (B) Comprised entirely of monthly car allowances and, with respect to Mr. Dimun, an entertainment allowance of $550 per month.

          (C) "Compensation" reported under this column for the year ended September 30, 2000 includes: (i) contributions of $2,625, $2,625, $2,121, $606, $2,436 and $2,625, respectively, for
                Messrs. Wall, Dimun, Wicker, Thomas, Spitzer and Reuvers, respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under "Salary") made by each named Officer to that Plan and (ii) premiums of $1,484, $1,135, $1,485, $0, $411 and
                $131, respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Dimun, Wicker, Thomas, Spitzer and Reuvers, respectively.

          (D) Mr. Spitzer is no longer an employee of the Company effective September 29, 2000.

          (E)   Mr. Reuvers resigned from the Company effective November 3,
                2000.

Stock Options

The following table contains information regarding the grant of stock options to the Named Officers during the year ended September 30, 2000. In addition, in accordance with rules adopted by the Securities and Exchange Commission (the "SEC"), the following table sets forth the hypothetical gains or "options spreads" that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants


                                    Number of        Percent of                                Potential Realizable Value
                                   Common Shares    Total Options                              at Assumed  Annual Rates of
                                    Underlying        Granted to       Exercise               Stock Price Appreciation for
                                      Options         Employees         Price     Expiration         Option Term
Name                                 Granted(A)     in Fiscal 2000    Per Share      Date          5%             10%
----                                 ----------     --------------    ---------      ----          --             ---
Terence D. Wall................        24,916            9.0%          $21.25       2/2/2010     $332,978     $1,040,318
Anthony J. Dimun...............        19,932            7.2%           21.25       2/2/2010      266,371        675,037
                                       11,192            4.0%           17.44       8/7/2010      122,753        311,080
Barry Wicker...................         8,304            3.0%           21.25       2/2/2010      110,975        281,232
Joseph J. Thomas...............           --             --              --             --           --             --
Scott Spitzer..................         2,000            0.7%           23.75      2/17/2010       29,872         75,703
                                          900            0.3%           18.06      8/16/2010       10,222         25,905
Daniel L. Reuvers..............         3,358            1.2%           17.44       8/7/2010       36,830         93,334

----------------------------
          (A) The options granted to Messrs. Wall, Dimun, Wicker and Reuvers were granted under the Company's Employee Stock Option Plan (the "Employee Plan") in connection with these individuals entering into Forbearance Agreements with the Company. Pursuant to these Forbearance Agreements, these individuals agreed not to exercise vested options which had been previously granted to them under the Company's Investment Plan for another two years. The options granted to Messrs. Wall, Dimun, Wicker and Reuvers in fiscal 2000 vest in full two years after the grant date. The options granted to Mr. Spitzer in fiscal 2000 were granted under the Company's Investment Plan. Pursuant to the Investment Plan, eligible participants may purchase the Company's Common Stock during specified window periods. For each share purchased, the Investment Plan provides that the Company will grant the employee from one to three stock options. The option-to-stock match in effect for the options granted under the Investment Plan during the last fiscal year was two-for-one. The exercise price is equal to the closing sale price of the Company's Common Stock on Nasdaq on the last day of the window period. An employee must continue to be employed for at least two years by the Company to exercise stock options granted under the Investment Plan. If the employee retains the shares purchased during the window period, the option can be exercised at any time after the initial shares have been held for two years. In general, if the employee sells any of the shares purchased under the Investment Plan before the end of the two year holding period or directs the Company to stop making payroll deductions before all shares that the employee committed to buy are fully paid for, the options shall automatically be forfeited, unless the committee administering the Plan determines that the employee has sufficient hardship and such hardship has caused such employee to take such actions. In such event, the employee will be required to wait five years from the option grant date before options related to fully paid shares can be exercised and must be employed by the Company at such time in order to exercise such options. Pursuant to the Employee Plan and the Investment Plan, the Board of Directors or the committee which administers each Plan is authorized to accelerate the vesting of stock options in connection with a change in control.

The following table provides data regarding stock options exercised by the Named Officers during the year ended September 30, 2000 and the number of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at September 30, 2000. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $26.50, the closing sale price of the Company's Common Stock on September 30, 2000.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                                   Number of
                                                                Shares Underlying            Value of Unexercised
                                                               Unexercised Options         In-the-Money Options at
                               Shares                             at Year-End(#)                  Year-End($)
                           Acquired on         Value              --------------                  -----------
Name                       on Exercise(#)  Realized($)(A)    Exercisable   Unexercisable    Exercisable   Unexercisable
----                      ---------------  --------------    -----------   -------------    -----------   -------------
Terence D. Wall..........        --               --            165,278        54,916         1,027,415      258,309
Anthony J. Dimun.........      54,500        1,106,970          192,433        60,762         1,258,633      346,461
Barry Wicker.............        --               --             68,304        37,942           325,086      184,015
Joseph J. Thomas.........        --               --               --             --              --            --
Scott Spitzer............        --               --              8,621           --             70,964         --
Daniel L. Reuvers........       2,105           17,893            9,697         7,732            79,731       58,824

----------------------------
          (A) The amount realized represents the aggregate fair market value of the shares acquired upon exercise of the options minus the aggregate exercise price.

Arrangements with Directors

Joseph Thomas became a director of the Company upon the Company's acquisition of TMP on September 30, 1992. In connection with the TMP acquisition, Mr. Thomas entered into an employment agreement with TMP pursuant to which Mr. Thomas was entitled to receive a salary of at least $100,000 per year (with a cost of living adjustment) during the five-year term of his employment agreement. The employment agreement has expired by its terms and Mr. Thomas continues to be employed by the Company as the President of TMP. For the year ended September 30, 2000, Mr. Thomas received a salary of $150,000.

Directors of the Company presently do not receive any cash fees for serving in such capacity.

Messrs. Bershad, Essig, Hetz and Larkin, the four directors who are not employed by the Company or its subsidiaries, participate in the Company's 1991 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each outside director automatically receives options covering 4,000 shares (with an exercise price equal to fair market value on the date of grant) on an annual basis and is entitled to receive additional options at the discretion of the committee administering the Director Plan. During fiscal 2000, Mr. Bershad and Mr. Essig were granted options covering 4,000 shares and Mr. Hetz and Mr. Larkin each received two option grants covering 4,000 shares each pursuant to the Director Plan. One half of the options granted under the Director Plan vest immediately at the time of grant. Half of the balance may be exercised commencing one year after the date of grant and the remainder may be exercised commencing two years after the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of December 31, 2000, by each person who is known by the Company to own beneficially more than five percent of the Common Stock; (ii) trusts maintained for the benefit of the children of a director of the Company;
(iii) each Named Officer and director of the Company; and (iv) all directors and current executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by March 1, 2001.

Stockholder                                                 Number            Percent(14)
-----------                                                 ------            ----------
Terence D. Wall (1)(2).................................     4,338,271             35.0
Trusts for the benefit of the minor children of
   Terence D. Wall (Anthony J. Dimun, trustee)(1)(3)...     2,420,327             19.5
Anthony J. Dimun(1)(3).................................     2,850,898             22.9
Dimensional Fund Advisors, Inc., 1299 Ocean Avenue,
   11th Floor, Santa Monica, CA  90401(4)..............       834,700             6.75
Private Capital Management, Inc., 3003 Tamiami Trail
   N., Naples, FL  34103(5)............................       679,568              5.5
Barry Wicker(6)........................................       422,410              3.4
David J. Bershad(7)....................................        89,918                *
Joseph J. Thomas.......................................         --                  --
Stuart M. Essig(8).....................................        28,374                *
E. David Hetz(9).......................................         5,000                *
C. Raymond Larkin, Jr.(10).............................         5,000                *
Scott Spitzer (11).....................................          --                 --
Daniel L. Reuvers(12)..................................          --                 --
All directors and current executive officers as a
   group.(8 persons)(13)...............................     7,739,871             59.8

----------------------------

* Represents less than one percent.

       (1) The business address of Mr. Wall, Mr. Dimun and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512.

       (2) Includes 3,400,524 shares owned by Mr. Wall directly, 716,748 shares owned by Carol Vance Wall, Mr. Wall's wife, 18,082 shares held in the Company's 401(k) plan on Mr. Wall's behalf, 37,639 shares held in the Company's Investment Plan on Mr. Wall's behalf and 165,278 shares covered by options exercisable by Mr. Wall. Excludes shares held in trust for the benefit of the Walls' minor children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Terence and Carol Vance Wall.

       (3) As trustee of the trusts maintained for the benefit of the minor children of Terence D. Wall, Anthony J. Dimun has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable regulations of the Securities and Exchange Commission. Mr. Dimun is also deemed to be the beneficial owner of 700 shares held in certain insurance trusts established by Mr. Wicker. He is also deemed to be the beneficial owner of 79,700 shares held by the charitable foundation described above. Accordingly, the shares reflected in the table above as shares beneficially owned by Mr. Dimun include shares held by Mr. Dimun for such trusts and foundation, 132,130 shares owned by Mr. Dimun individually, 5,227 shares held in the Company's 401(k) plan on Mr. Dimun's behalf, 20,381 shares held in the

           Company's Investment Plan on Mr. Dimun's behalf, and 192,433 shares covered by options exercisable by Mr. Dimun.

       (4) In a Schedule 13G Amendment filed with the Securities and Exchange Commission on February 2, 2001, Dimensional Fund Advisors, Inc. states that it has sole power to vote and dispose of these shares in its role as investment advisor or manager.

       (5) In a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2000, Private Capital Management, Inc. and Bruce S. Sherman, individually and as Chairman of Private Capital Management, Inc., state that they each have shared power to dispose or to direct the disposition of these shares.

       (6) Incudes 18,380 shares owned by Mr. Wicker's wife, 6,799 shares held in the Company's 401(k) plan on Mr. Wicker's behalf, 8,971 shares held in the Company's Investment Plan on Mr. Wicker's behalf and 68,304 shares covered by options exercisable by Mr. Wicker. Excludes shares held in an insurance trust (which shares may not be voted or disposed of by Mr. Wicker or his wife).

       (7) Includes 2,000 shares owned by Mr. Bershad's wife as to which Mr. Bershad disclaims beneficial ownership, 5,207 shares held in the Company's Investment Plan on Mr. Bershad's behalf and 70,806 shares covered by options exercisable by Mr. Bershad.

       (8) Represents 8,064 shares held in the Company's Investment Plan on Mr. Essig's behalf and 20,310 shares covered by exercisable options.

       (9) Represents shares covered by options exercisable by Mr. Hetz.

      (10) Represents shares covered by options exercisable by Mr. Larkin.

      (11) Mr. Spitzer is no longer an employee of the Company effective September 29, 2000.

      (12) Mr. Reuvers resigned from the Company effective November 3, 2000.

      (13) Includes 527,131 shares covered by options exercisable by the Company's executive officers and directors, 30,108 shares held in the Company's 401(k) plan and 80,262 shares held in the Investment Plan; also includes shares held in trust by Mr. Dimun for Mr. Wall's children and pursuant to certain insurance trusts established by Mr. Wicker and shares held by a charitable foundation established by Terence and Carol Vance Wall.

      (14) Percent of class is based on 12,413,988 shares of Common Stock outstanding on December 31, 2000.

Item 13. Certain Relationships and Related Transactions .

TMP, a subsidiary of the Company, provides product development and manufacturing services to X-Site, LLC ("X-Site"), a company engaged in the development of specialized cardiovascular products. X-Site paid TMP $113,212 during fiscal 2000 for such services. In addition, during fiscal year 2000 the Company provided certain accounting services for X-Site in which various suppliers of X-Site, including TMP, were paid by the Company. X-Site, in turn, reimbursed the Company. In fiscal 2000, X-Site fully reimbursed the Company in the amount of $1,162,046. The Company believes that the rates charged to X-Site for such services are no less favorable to the Company than those charged to similarly situated unrelated parties. Mr. Wall and his family limited partnership own 37.6% of X-Site. Mr. Dimun, an investment limited partnership in which Mr. Bershad is the primary investor and Mr. Thomas own 3.9%, 4.3% and 2.1% of X-Site, respectively. Mr. Hetz, Mr. Larkin and Mr. Spitzer each own less than 1%, respectively, of X-Site.

The Company believes that the overall terms of the above-described arrangements with X-Site are no less favorable to the Company than terms that would be available from similarly situated unrelated parties.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12th day of February, 2001.

                                                    VITAL SIGNS, INC.

                                                    By:/s/ Anthony J. Dimun
                                                       --------------------
                                                       Anthony J. Dimun,
                                                       Executive Vice President

Signatures                                Title                              Date
----------                                -----                              ----
                                          President, Chief Executive         February 12, 2001
/s/ Terence D. Wall          *            Office and Director
-----------------------------             -------------------
Terence D. Wall

/s/ David J. Bershad         *            Director                           February 12, 2001
-----------------------------             --------
David J. Bershad

/s/ Anthony J. Dimun                      Executive Vice President,          February 12, 2001
-----------------------------             Chief Financial Officer,
Anthony J. Dimun                          Treasurer (Chief Financial
                                          and Accounting Officer)
                                          and Director
                                          -------------

/s/ Joseph J. Thomas         *            Director                           February 12, 2001
-----------------------------             --------
Joseph J. Thomas

/s/ Barry Wicker             *            Director                           February 12, 2001
-----------------------------             --------
Barry Wicker

/s/ Stuart M. Essig          *            Director                           February 12, 2001
-----------------------------             --------
Stuart M. Essig

/s/ E. David Hetz            *            Director                           February 12, 2001
-----------------------------             --------
E. David Hetz

/s/ C. Raymond Larkin, Jr.   *            Director                           February 12, 2001
-----------------------------             --------
C. Raymond Larkin, Jr.


*By: /s/ Anthony J. Dimun
     ---------------------
      Anthony J. Dimun
      Attorney-in-Fact

