Form 10-Q
period 2000-12-31
VITAL SIGNS INC
filed 2001-02-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _______ to ______

                         Commission file number: 0-18793

                               -----------------

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


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         At January 30, 2001, there were 12,413,988 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                 PAGE NUMBER
             PART I.

             Financial information                               1

ITEM 1.      Financial Statements:

             Independent Accountant's Report                     2

             Consolidated Balance Sheet as of
             December 31, 2000 (Unaudited) and
             September 30, 2000                                  3

             Consolidated Statement of Income for the
             Three Months ended December 31, 2000
             and 1999 (Unaudited)                                4

             Consolidated Statement of Cash flows for
             the Three Months Ended December 31,
             2000 and 1999 (Unaudited)                           5

             Notes to Consolidated Financial
             Statements (Unaudited)                              6

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                        7 - 10

ITEM 3.      Quantitative and Qualitative Disclosure
             About Market Risks                                  10

                                PART II.

ITEM 1.      Legal Proceedings                                   11

ITEM 6.      Exhibits and Reports on Form 8-K                    12

             Signatures                                          13

                                     PART I.

                              FINANCIAL INFORMATION


         ITEM 1.

         FINANCIAL STATEMENTS


                  Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2000.

                  The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

         INDEPENDENT ACCOUNTANT'S REPORT





         To the Board of Directors
         Vital Signs, Inc.

         We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of December 31, 2000, and the related consolidated statements of income, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an actual audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.




         GOLDSTEIN GOLUB KESSLER LLP
         New York, New York

         January 31, 2001

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   December 31,  September 30,
                                                                   ------------  -------------
                                                                      2000          2000
                                                                      ----          ----
                                                                        (In thousands)
                                     ASSETS
                                                                    (Unaudited)
                                                                     ---------
Current Assets:
     Cash and cash equivalents                                      $  10,130    $   7,606
    Accounts receivable, less allowance for doubtful accounts of
       $629 and $717                                                   29,072       26,377
    Inventory                                                          26,173       23,964
    Prepaid expenses and other current assets                           5,668        6,361
                                                                    ---------    ---------
         Total Current Assets                                          71,043       64,308

    Property, plant and equipment - net                                52,100       53,016
    Marketable securities and other investments                           551          551
    Goodwill and other intangible assets                               46,828       47,253
    Deferred income taxes                                               2,235        2,235
    Other assets                                                        5,723        5,468
                                                                    ---------    ---------
         Total Assets                                               $ 178,480    $ 172,831
                                                                    =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                $   4,895    $   4,772
    Current portion of long-term debt                                     652          535
    Accrued expenses                                                    5,532        4,858
    Notes payable - bank                                                6,592        8,756
    Other current liabilities                                           6,014        6,103
                                                                    ---------    ---------
         Total Current Liabilities                                     23,685       25,024

Long term debt                                                          2,394        2,711
Other liabilities                                                         245          245
                                                                    ---------    ---------
         Total Liabilities                                             26,324       27,980

Commitments and contingencies:
Minority interest in subsidiary                                         4,135        4,171

Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and outstanding 12,413,988 and 12,307,831 shares,
         respectively                                                  17,137       15,132
    Accumulated other comprehensive loss                               (1,613)      (1,540)
    Retained earnings                                                 132,497      127,088
                                                                    ---------    ---------
    Stockholders' equity                                              148,021      140,680
                                                                    ---------    ---------
         Total Liabilities and Stockholders' Equity                 $ 178,480    $ 172,831
                                                                    =========    =========


(See Notes to Consolidated Financial Statements)

                                       3









                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                                    For the Three Months Ended
                                                                          December 31,
                                                                      2000            1999
                                                                      ----            ----
                                                             (In Thousands Except Per Share Amounts)

Net sales                                                           $ 40,598        $ 37,113
Cost of goods sold                                                    19,667          17,570
                                                                    --------        --------

Gross Profit                                                          20,931          19,543

Operating expenses:
    Selling, general and administrative                               10,185           9,684
    Research and development                                           1,774           1,628
    Interest (income)                                                   (104)            (83)
    Interest expense                                                     234             123
    Other expense                                                        173             432
    Goodwill amortization                                                359             243
                                                                    --------        --------
                                                                      12,621          12,027
                                                                    --------        --------

Income before provision for income taxes and minority interest in
   income (loss) of consolidated subsidiary                            8,310           7,516
Provision for income taxes                                             2,510           2,334
                                                                    --------        --------
Income before minority interest in income (loss) of consolidated
   subsidiary                                                          5,800           5,182
Minority interest in income (loss) of consolidated subsidiary           (103)            207
                                                                    --------        --------
Net income                                                          $  5,903        $  4,975
                                                                    ========        ========

Earnings per Common Share:
Basic net income per share                                          $    .48        $    .41
                                                                    ========        ========
Diluted net income per share                                        $    .47        $    .40
                                                                    ========        ========
Basic weighted average number of shares                               12,244          12,182
                                                                    ========        ========
Diluted weighted average number of shares                             12,650          12,365
                                                                    ========        ========
Dividends paid per share                                            $    .04        $    .04
                                                                    ========        ========



  (see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                For the Three Months Ended
                                                                                       December 31,
                                                                                   2000           1999
                                                                                -------------------------
                                                                                       (In thousands)
Cash Flows from Operating Activities:
   Net income                                                                   $  5,903        $  4,975
   Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
      Depreciation and amortization                                                1,323           1,058
      Increase in income tax asset                                                  --               (42)
      Minority interest in income (loss) of consolidated subsidiary                 (103)            207
      Amortization of goodwill                                                       359             243

    Changes in operating assets and liabilities:
         Increase in accounts receivable                                          (2,490)         (3,773)
         Decrease (increase) in inventory                                         (2,042)            431
         Decrease in prepaid expenses and other current assets                       693           1,785
         Increase (decrease) in accounts payable and accrued expenses                604          (1,387)
         Decrease (increase) in other, net                                          (341)             31
                                                                                --------        --------
         Net cash provided by (used in) operating activities                       3,906           3,528
                                                                                --------        --------

Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                           --                13
     Acquisition of property, plant and equipment                                   (407)         (2,703)
                                                                                --------        --------
         Net cash used in investing activities                                      (407)         (2,690)
                                                                                --------        --------

Cash Flows from Financing Activities:
     Net reissuance of treasury stock                                                 96             262
     Dividends paid                                                                 (494)           (491)
     Proceeds from exercise of stock options                                       1,909             461
     Principal payments of long-term debt and notes payable                       (2,486)           (769)
                                                                                --------        --------
         Net cash used in financing activities                                      (975)           (537)
                                                                                --------        --------
Net increase in cash and cash equivalents                                          2,524             301
Cash and cash equivalents at beginning of period                                   7,606           6,655
                                                                                --------        --------
Cash and cash equivalents at end of period                                      $ 10,130        $  6,956
                                                                                ========        ========

Supplemental disclosures of cash flow information:
 Cash paid during the three months for:
         Interest                                                               $    270       $    183
         Income taxes                                                                170            222


(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       1. The consolidated balance sheet as of December 31, 2000, the consolidated statement of income for the three months ended December 31, 2000 and 1999 and the consolidated statement of cash flows for the three months ended December 31, 2000 and 1999 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at December 31, 2000 and September 30, 2000 and the results of operations and cash flows for the three months ended December 31, 2000 and 1999 and for all periods presented have been made.

       2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

       3. The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" at September 30, 1999. The Company designs, manufactures and distributes single-use medical products. The Company does not meet the criteria for separate disclosures.

       4. At December 31, 2000, the Company's inventory was comprised of raw materials, $15,447,000, and finished goods, $10,726,000.

       5. In the third quarter of Fiscal 2000, the Company converted its preferred stock holdings in privately held National Sleep Technologies, Inc. ("NST") into common stock. Upon such conversion the Company acquired an 84% ownership in NST. The total value of the Company's investment in NST as of September 30, 2000 was $10,439,000. The assets acquired amounted to approximately $4 million and liabilities assumed approximately $6 million. This acquisition has been accounted for as a purchase resulting in an excess of purchase price over the fair value of net assets acquired of approximately $12.8 million. The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000. The net sales and net income for the three months ended December 31, 2000 were $3,241,000 and $120,000, respectively.

       6. For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

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

         The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) cost containment pressures on hospitals and competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's sales force, (ii) slow downs in the healthcare industry or interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new and improved products and to control costs, (iv) market acceptance of the Company's new products, (v) technological change in medical technology, (vi) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vii) intellectual property rights and market acceptance of competitors' existing or new products, (viii) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10-Q), (ix) healthcare industry consolidation resulting in customer demands for price concessions, (x) the reduction of medical procedures in a cost conscious environment, (xi) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales, and (xii) healthcare reform and legislative and regulatory changes impacting the healthcare market both domestically and internationally.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage increase of certain items included in the Company's consolidated statement of income.

                                                                    Increase from prior period
                                                                    --------------------------
                                                                        Three Months Ended
                                                                         December 31, 2000
Net Sales                                                                         9.4%
Cost of goods sold                                                               11.9
Gross profit                                                                      7.1
Selling, general and administrative expense                                       5.2
Research and development expenses                                                 9.0
Income before provision for income taxes and minority
     interest in income of consolidated subsidiary
                                                                                 10.6
Provision for income taxes                                                        7.5
Net income                                                                       18.7

                   COMPARISON: QUARTER ENDED DECEMBER 31, 2000
                       AND QUARTER ENDED DECEMBER 31, 1999


         Net sales for the quarter ended December 31, 2000 increased by 9.4% compared with the same period last year. The increase was due to unit increases (offset in part by slight selling price declines) and in part, to the acquisition of National Sleep Technologies, Inc. ("NST") which was acquired effective June 1, 2000 (see Note 5). The Company's interest in NST is reflected in the results of operations for the three months ended December 31, 2000. The operations of NST are not reflected in the results for the three months ended December 31, 1999. Prices on existing products declined on average approximately
 .1% in the three months ended December 31, 2000 when compared to the same period in 1999. Foreign currency had a negative effect of approximately $500,000 on sales for the quarter.

         Sales of anesthesia products, representing 41.7% of net sales, grew by approximately .1% from the quarter ended December 31, 1999 despite selling price declines. Sales of respiratory/critical care products, representing 40.3% of net sales, increased by approximately .1%. Sales of sleep services and products, representing 18.0% of net sales, increased by $4.0 million due largely to the acquisition of NST, effective June 1, 2000.

         While net sales increased in dollars by 9.4%, gross profit dollars increased by 7.1%. The decrease in gross profit is primarily due to the results of the Company's blow-fill-seal contract packaging division, offset in part by the results of the Company's cost improvement program. The Company's gross profit percentage for the quarter ended December 31, 2000 was 51.6% compared to 52.7% in the same time period of the last fiscal year.

         Selling, general and administrative expenses (S, G & A) increased by $501,000 primarily due to the acquisition of National Sleep Technologies, Inc., in June, 2000. NST incurred $824,000 of S, G & A expenses in the current quarter.

         Research and development expenses ("R&D") increased by $146,000 primarily due to the Company's continuing effort to develop new products.

         Other expense, which includes dividend income, realized capital gains and losses, legal and other expenses related to non-operational items and currency gains and losses, decreased by $259,000 from the quarter ended December 31, 1999 to the quarter ended December 31, 2000 primarily due to the sale of an investment.

         The Company's effective tax rates were 30.2% and 31.1% for the quarters ended December 31, 2000 and 1999, respectively. The Company's tax rate in the current period is lower than statutory rates primarily due to benefits realized from its international operations.

Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations. During the three months ended December 31, 2000, cash and cash equivalents increased by $2,524,000. During the period, the Company paid dividends of approximately $494,000, spent $407,000 on capital expenditures and reduced long term debt and notes payable by $2,486,000. The combined total of cash and cash equivalents, long-term marketable securities was approximately $10.7 million at December 31, 2000 as compared to $8.2 million at September 30, 2000.

         At December 31, 2000, the Company had approximately $10.1 million in cash and cash equivalents. On that date, the Company's working capital was $47.4 million and the current ratio was 3.0 to 1, as compared to $39.3 million and 2.6 to 1 at September 30, 2000.

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

         The Company has a $25 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. There were no amounts outstanding at December 31, 2000.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NOT APPLICABLE

                                    PART II.
                                OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

(b) In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appear to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from Marquest) has appealed the judgment to the Tokyo Supreme Court. The matter is in the appelate process. The Company continues to believe that Marquest ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action.

(c) On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of Vital Pharma, Inc. alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. An arbitrator has been selected and the parties are in the process of finalizing the scope of discovery for the arbitration.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     a)  Reports on Form 8-K filed during the quarter ended
         December 31, 2000:   None.

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


                    Date:    February 14, 2001