Form 10-Q
period 2001-03-31
VITAL SIGNS INC
filed 2001-05-15
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from              to
                                                           -----------
      -------------

                         Commission file number: 0-18793

                            -------------------------

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

         At May 7, 2001, there were 12,913,685 shares of Common Stock, no par value, outstanding.

                            VITAL SIGNS, INC.

                                 INDEX

                                                                 PAGE NUMBER
                                     PART I.

             Financial information                                     1

Item 1.      Financial Statements:

             Independent Accountant's Report                           2

             Consolidated Balance Sheets as of March 31, 2001
             (Unaudited) and September 30, 2000                        3

             Consolidated Statements of Income for the Six Months
             ended March 31, 2001 and 2000 (Unaudited)                 4

             Consolidated Statements of Income for the Three
             Months ended March 31, 2001 and 2000 (Unaudited)          5

             Consolidated Statements of Cash Flows for the Six
             Months Ended March 31, 2001 and 2000 (Unaudited)          6

             Notes to Consolidated Financial Statements
             (Unaudited)                                               7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8 - 11

Item 3.      Quantitative and Qualitative Disclosure About
             Market Risks                                              12

                                 PART II.

Item 1.      Legal Proceedings                                         13

Item 6.      Exhibits and Reports on Form 8-K                          14

             Signatures                                                15

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

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of March 31, 2001, and the related consolidated statements of income, and cash flows for each of the three-month and six month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an actual audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 30, 2001

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                          March 31,   September 30,
                                                                            2001          2000
                                                                        ----------    ------------
                                                                              (In thousands)
                                     ASSETS
                                                                        (Unaudited)
                                                                         ---------
 Current Assets:
    Cash and cash equivalents                                           $  24,778    $   7,606
    Accounts receivable, less allowance for doubtful accounts of $656
      and $571 respectively                                                28,948       26,377
    Inventory                                                              27,228       23,964
    Prepaid expenses and other current assets                               6,100        6,361
                                                                        ---------    ---------
        Total Current Assets                                               87,054       64,308

    Property, plant and equipment - net                                    51,163       53,016
    Marketable securities                                                     567          551
    Goodwill and other intangible assets                                   47,458       47,253
    Deferred income taxes                                                   2,235        2,235
    Other assets                                                            3,940        5,468
                                                                        ---------    ---------
        Total Assets                                                    $ 192,417    $ 172,831
                                                                        =========    =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                    $   6,151    $   4,772
    Current portion of long-term debt                                         398          535
    Accrued expenses                                                        4,307        4,858
    Notes payable - bank                                                    6,603        8,756
    Other current liabilities                                               5,472        6,103
                                                                        ---------    ---------
        Total Current Liabilities                                          22,931       25,024

Long term debt                                                              2,375        2,711
Other liabilities                                                             245          245
                                                                        ---------    ---------
        Total Liabilities                                                  25,551       27,980

Commitments and contingencies
Minority interest in subsidiary                                             4,269        4,171

Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and  outstanding 12,900,347 and 12,307,831 shares,
      respectively                                                         26,115       15,132

    Accumulated other comprehensive loss                                   (1,606)      (1,540)

    Retained earnings                                                     138,088      127,088
                                                                        ---------    ---------
    Stockholders' equity                                                  162,597      140,680
                                                                        ---------    ---------
        Total Liabilities and Stockholders' Equity                      $ 192,417    $ 172,831
                                                                        =========    =========


(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     For the Six Months Ended
                                                              March 31,
                                                     --------------------------
                                                       2001             2000
                                                       ----             ----
                                             (In Thousands Except Per Share Amounts)
Net sales                                            $ 81,472        $ 72,594
Cost of goods sold                                     39,522          34,666
                                                     --------        --------

Gross Profit                                           41,950          37,928

Operating expenses:
    Selling, general and administrative                20,669          19,169
    Research and development                            3,830           3,863
    Interest (income)                                    (489)           (226)
    Interest expense                                      405             244
    Other expense (income)                               (315)            516
    Goodwill amortization                                 657             485
                                                     --------        --------
                                                       24,757          24,051
                                                     --------        --------

Income before provision for income taxes and
  minority interest in income of consolidated
  subsidiary                                           17,193          13,877
Provision for income taxes                              5,171           4,055
                                                     --------        --------

Income before minority interest in income of
  consolidated subsidiary                              12,022           9,822
Minority interest in income of consolidated
  subsidiary                                               31             360
                                                     --------        --------
Net income                                           $ 11,991        $  9,462
                                                     ========        ========
Earnings per Common Share:
Basic net income per share                           $    .97        $    .77
                                                     ========        ========
Diluted net income per share                         $    .94        $    .76
                                                     ========        ========
Basic weighted average number of shares                12,396          12,222
                                                     ========        ========
Diluted weighted average number of shares              12,701          12,400
                                                     ========        ========
Dividends paid per share                             $    .08        $    .08
                                                     ========        ========


(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                             March 31,
                                                                    --------------------------
                                                                        2001            2000
                                                                        ----            ----
                                                              (In Thousands Except Per Share Amounts)
Net sales                                                            $ 40,874         $ 35,481
Cost of goods sold                                                     19,855           17,096
                                                                     --------         --------

Gross Profit                                                           21,019           18,385

Operating expenses:
    Selling, general and administrative                                10,484            9,485
    Research and development                                            2,056            2,235
    Interest (income)                                                    (385)            (143)
    Interest expense                                                      171              121
    Other expense (income)                                               (488)              84
    Goodwill amortization                                                 298              242
                                                                     --------         --------
                                                                       12,136           12,024
                                                                     --------         --------

Income before provision for income taxes and minority interest
  in income of consolidated subsidiary                                  8,883            6,361
Provision for income taxes                                              2,661            1,721
                                                                     --------         --------
Income before minority interest in income of consolidated
  subsidiary                                                            6,222            4,640
Minority interest in income of consolidated subsidiary                    134              153
                                                                     --------         --------
Net income                                                           $  6,088         $  4,487
                                                                     ========         ========

Earnings per Common Share:
Basic net income per share                                           $    .49         $    .37
                                                                     ========         ========
Diluted net income per share                                         $    .48         $    .36
                                                                     ========         ========
Basic weighted average number of shares                                12,549           12,263
                                                                     ========         ========
Diluted weighted average number of shares                              12,752           12,436
                                                                     ========         ========
Dividends paid per share                                             $    .04         $    .04
                                                                     ========         ========

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Six Months Ended
                                                                                 March 31,
                                                                              2001        2000
                                                                         ------------------------
Cash Flows from Operating Activities:
  Net income                                                               $ 11,991    $  9,462
  Adjustments to Reconcile Net Income to Net Cash Provided by
    Operating Activities:
    Depreciation and amortization                                             2,685       2,026
    Decrease (increase) in net income tax asset                                --          (515)
    Foreign currency unrealized gain                                           (500)       --
    Amortization of goodwill                                                    657         485
    Minority interest in income of consolidated subsidiary                       31         360
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                      (2,366)     (1,484)
        Decrease (increase) in inventory                                     (3,097)         82
        Decrease (increase) in prepaid expenses and other current assets        261        (614)
        Decrease in other liabilities                                          (131)       (268)
        Decrease (increase) in other assets                                     594        (441)
        (Increase) decrease in accounts payable and accrued expenses            635      (1,223)
                                                                           --------    --------
        Net cash provided by operating activities                            10,760       7,870
                                                                           --------    --------

Cash Flows from Investing Activities:
    Proceeds from sales of available-for-sale securities                       --            13
    Acquisition of property, plant and equipment                               (832)     (5,180)
                                                                           --------    --------
        Net cash used in investing  activities                                 (832)     (5,167)
                                                                           --------    --------

Cash Flows from Financing Activities:
    Purchase of treasury stock                                                  (59)     (1,171)
    Issuance of treasury stock                                                   87         591
    Dividends paid                                                             (991)       (982)
    Proceeds from exercise of stock options and warrants                     10,955         895
    Proceeds from short term notes payable                                     --         1,358
    Principal payments of long-term debt and notes payable                   (2,748)     (5,169)
                                                                           --------    --------
        Net cash provided by (used in) financing activities                   7,244      (4,478)
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents                         17,172      (1,775)
Cash and cash equivalents at beginning of period                              7,606       6,655
                                                                           --------    --------
Cash and cash equivalents at end of period                                 $ 24,778    $  4,880
                                                                           ========    ========
Supplemental disclosures of cash flow information:
    Cash paid during the six months for:
        Interest                                                           $    529    $    224
        Income taxes                                                          4,395       4,696


(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2001, the consolidated statements of income for the three and six months ended March 31, 2001 and 2000 and the consolidated statement of cash flows for the six months ended March 31, 2001 and 2000 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three and six months ended March 31, 2001 and 2000 have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" at September 30, 1999. The Company designs, manufactures and distributes single-use medical products. The Company's segment of information does not meet the criteria for separate disclosure.

4. At March 31, 2001, the Company's inventory was comprised of raw materials, $17,093,000, and finished goods, $10,135,000.

5. In the third quarter of Fiscal 2000, the Company converted its preferred stock holdings in privately held National Sleep Technologies, Inc. ("NST") into common stock. Upon such conversion the Company acquired an 84% ownership in NST. The total value of the Company's investment in NST as of September 30, 2000 was $10,439,000. The assets acquired amounted to approximately $4 million and liabilities assumed approximately $6 million. This acquisition has been accounted for as a purchase resulting in an excess of purchase price over the fair value of net assets acquired of approximately $12.8 million. The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000. The net sales and net income for the six months ended March 31, 2001 were $6,273,000 and $85,000, respectively.

6.    For Details of Legal Proceedings, see Part II, Item 1, "Legal
      Proceedings".

7. Subsequent to the March 31, 2001 reporting period, the Company purchased 41% of Breas Medical AB bringing the Company's ownership percentage to 94%. The Company paid approximately $3.7 million upon signing a definitive agreement with the balance payable based on a multiple of Breas' sales and earnings for the twelve months ending March 31, 2002. The ultimate purchase price for the additional 41% ownership interest will be no less than $10.9 million or more than $35 million.

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

                                                        INCREASE/(DECREASE) FROM PRIOR PERIOD
                                                        --------------------------------------
                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           MARCH 31, 2001      MARCH 31, 2001
                                                            COMPARED WITH      COMPARED WITH
                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                           MARCH 31, 2000      MARCH 31, 2000
                                                        --------------------------------------
Net Sales                                                        15.2%              12.2%
Cost of goods sold                                               16.1               14.0%
Gross profit                                                     14.3%              10.6%
Selling, general and administrative
  expense                                                        10.5%               7.8%
Research and development expenses                                (8.0%)              (.9%)
Income before provision for income taxes and
  minority interest in income of consolidated subsidiary         39.6%              23.9%
Provision for income taxes                                       54.6%              27.5%
Net income                                                       35.7%              26.7%

                    COMPARISON: QUARTER ENDED MARCH 31, 2001
                        AND QUARTER ENDED MARCH 31, 2000


         Net sales for the quarter ended March 31, 2001 increased by 15.2% compared with the same period last year. The increase was due to unit increases (offset in part by slight selling price declines) and in part, to the acquisition of National Sleep Technologies, Inc. ("NST") which was acquired effective June 1, 2000 (see Note 5). The Company's interest in NST is reflected in the results of operations for the three months ended Mach 31, 2001. The operations of NST are not reflected in the results for the three months ended March 31, 2000. Prices on existing products declined on average approximately
 .7% in the three months ended March 31, 2001 when compared to the same period in 2000.

         Sales of anesthesia products, representing 38.0% of net sales, decreased by approximately 1.2% from the quarter ended March 31, 2001 due largely to international orders that were received in March, 2001 but delayed by the customer until April, 2001. Sales of respiratory/critical care products, representing 43.8% of net sales, increased by approximately 12.1% reflecting strong demand in the critical care sector. Sales of sleep services and products, representing 18.2% of net sales, increased by $3.6 million due largely to the acquisition of NST, effective June 1, 2000. Sleep treatment products grew by 33% in local currency and by 21% when converted to U.S. dollars.

         While net sales increased in dollars by 15.2%, gross profit dollars increased by 14.3%. The Company's gross profit percentage for the quarter ended Mach 31, 2001 was 51.4% compared to 51.8% in the same time period of the last fiscal year. The decrease in gross profit percentage is primarily due to disappointing results in the Company's blow-fill-seal contract packaging division, offset in part by the results of the Company's cost improvement program.

         Selling, general and administrative expenses (S, G & A) increased by $999,000 primarily due to the acquisition of National Sleep Technologies, Inc., in June, 2000 offset by cost reductions in the anesthesia/respiratory business units. NST incurred $1,266,000 of S, G & A expenses in the current quarter.

         Research and development expenses ("R&D") decreased by $179,000 primarily due to reduced expenditures in the Company's Breas Medical AB division.

         Other expense, which includes interest income, realized capital gains and losses, legal and currency gains and losses, decreased by $572,000 from the quarter ended March 31, 2000 to the quarter ended March 31, 2001 primarily due to the benefit of foreign currency translation gains on certain liabilities payable in other than U.S. dollars.

         The Company's effective tax rates were 30.0% and 27.1% for the quarters ended March 31, 2001 and 2000, respectively. The Company's tax rate in the current period is lower than statutory rates primarily due to benefits realized from its international operations. The increase in the effective tax rate is related to the increase in taxable income.

                   COMPARISON: SIX MONTHS ENDED MARCH 31, 2001
                       AND SIX MONTHS ENDED MARCH 31, 2000

         Net sales for the six months ended March 31, 2001 increased by 12.2% compared with the same period last year. The increase was due to unit increases (offset in part by slight selling price declines) and in part, to the acquisition of National Sleep Technologies, Inc. ("NST") which was acquired effective June 1, 2000 (see Note 5). The Company's interest in NST is reflected in the results of operations for the six months ended March 31, 2001. The operations of NST are not reflected in the results for the six months ended March 31, 2000. Prices on existing products declined on average approximately
 .3% in the six months ended March 31, 2001 when compared to the same period in 2000.

         Sales of anesthesia products, representing 39.8% of net sales, decreased by approximately .3% from the six months ended March 31, 2000 primarily due to selling price declines and delays in international shipments. Sales of respiratory/critical care products, representing 42.0% of net sales, increased by approximately 6.3%. Sales of sleep services and products, representing 18.2% of net sales, increased by $6.9 million due largely to the acquisition of NST, effective June 1, 2000.

         While net sales increased in dollars by 12.2%, gross profit dollars increased by 10.6%. The Company's gross profit percentage for the six months ended March 31, 2001 was 51.5% compared to 52.2% in the same time period of the last fiscal year. The decrease in gross profit percentage is primarily due to the disappointing results in the Company's blow-fill-seal contract packaging division, offset in part by the results of the Company's cost improvement program.

         Selling, general and administrative expenses (S, G & A) increased by $1,500,000 primarily due to the acquisition of National Sleep Technologies, Inc., in June, 2000 offset by cost reductions in the anesthesia/respiratory business units. NST incurred $2,257,000 of S, G & A expenses in the current six months.

         Research and development expenses ("R&D") decreased by $33,000 primarily due to decreased activity at the Company's Breas Medical AB subsidiary.

         Other expense, which includes interest income, realized capital gains and losses, legal and currency gains and losses, decreased by $831,000 from the six months ended March 31, 2000 to the six months ended March 31, 2001 primarily due to the sale of an investment and currency transaction gains on certain liabilities payable in other than U.S. dollars.

         The Company's effective tax rates were 30.1% and 29.2% for the quarters ended March 31, 2001 and 2000, respectively. The Company's tax rate in the current period is lower than statutory rates primarily due to benefits realized from its international operations. The increase in effective tax rate is related to the increase in taxable income.

Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations. During the six months ended March 31, 2001, cash and cash equivalents increased by $17,172,000 of which approximately $11 million represents proceeds from the exercise of stock options. During the period, the Company paid dividends of approximately $991,000, spent $832,000 on capital expenditures and reduced long term debt and notes payable by $2.7 million. The combined total of cash and cash equivalents and long-term marketable securities was approximately $25.3 million at March 31, 2001 as compared to $8.2 million at September 30, 2000.

         At March 31, 2001, the Company had approximately $24.8 million in cash and cash equivalents. On that date, the Company's working capital was $64.1 million and the current ratio was 3.8 to 1, as compared to $39.3 million and 2.6 to 1 at September 30, 2000.

         The Company's current policy is to retain working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company. In May, 2001 $3.7 million was used as an initial payment to acquire an additional 41% of Breas Medical. An additional payment will be made in April, 2002 for a minimum of $7.1 million and maximum of $31.2 million.

         The Company has a $25 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. There were no amounts outstanding at March 31, 2001.

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

(c) On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of Vital Pharma, Inc. alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. An arbitrator has been selected and the parties are in the discovery stages of the arbitration.

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

Item 6.

Exhibits and Reports on Form 8-K

      a) Reports on Form 8-K filed during the quarter ended March 31, 2001:
None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VITAL SIGNS, INC.



                                    By:       /s/ Anthony J. Dimun
                                             ------------------------------
                                             Anthony J. Dimun
                                             Executive Vice President of
                                             Finance and Chief Financial Officer


                                    Date:    May 15, 2001