Form 10-Q
period 2001-06-30
VITAL SIGNS INC
filed 2001-08-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 (Mark one)

  [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

  [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ______________
         to _______________

                         Commission file number: 0-18793

                               -------------------

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

         At August 9, 2001, there were 12,914,742 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                        PAGE NUMBER
                                                                        -----------
                                    PART I.
               Financial information                                         1
Item 1.        Financial Statements:

               Independent Accountant's Report                               2

               Consolidated Balance Sheet as of June 30, 2001
               (Unaudited) and September 30, 2000                            3

               Consolidated Statements of Income for the Nine
               Months ended June 30, 2001 and 2000 (Unaudited)
                                                                             4

               Consolidated Statements of Operations for the
                Three Months ended June 30, 2001 and 2000
                (Unaudited)                                                  5

               Consolidated Statements of Cash Flows for the
               Nine Months Ended June 30, 2001 and 2000
               (Unaudited)                                                   6

               Notes to Consolidated Financial Statements
               (Unaudited)                                                 7 - 8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                                                                           9 - 13

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

         INDEPENDENT ACCOUNTANT'S REPORT




         To the Board of Directors
         Vital Signs, Inc.

         We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of June 30, 2001, and the related consolidated statements of income (operations) for the three month periods and nine month periods ended June 30, 2001 and 2000, and cash flows for the nine month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




         GOLDSTEIN GOLUB KESSLER LLP
         New York, New York

         August 3, 2001

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                        June 30,               September 30,
                                                                                          2001                      2000
                                                                                          ----                      ----
                                     ASSETS                                                      (in thousands)
                                                                                     (Unaudited)
                                                                                      ---------
Current Assets:
     Cash and cash equivalents                                                       $     24,500       $     7,606
    Accounts receivable, less allowance for doubtful accounts of $672 and $571
        respectively                                                                       30,869            26,377
    Inventory                                                                              26,322            23,964
    Prepaid expenses and other current assets                                              10,947             6,361
                                                                                     ------------       -----------
         Total Current Assets                                                              92,638            64,308
    Property, plant and equipment - net                                                    35,669            53,016
    Marketable securities                                                                     486               551
    Goodwill and other intangible assets                                                   49,997            47,253
    Deferred income taxes                                                                   5,113             2,235
    Other assets                                                                            2,719             5,468
                                                                                     ------------       -----------
         Total Assets                                                                $    186,622       $   172,831
                                                                                     ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                 $      5,039       $     4,772
    Current portion of long-term debt                                                         484               535
    Accrued expenses                                                                        6,444             4,858
    Notes payable - bank                                                                    5,678             8,756
    Other current liabilities                                                              11,767             6,103
                                                                                     ------------       -----------
         Total Current Liabilities                                                         29,412            25,024
Long term debt                                                                              2,256             2,711
Other liabilities                                                                             245               245
                                                                                     ------------       -----------
         Total Liabilities                                                                 31,913            27,980

Commitments and contingencies
Minority interest in subsidiary                                                            1,479              4,171

Stockholder's Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and outstanding 12,914,742 and 12,307,831 shares, respectively
                                                                                           26,313            15,132
    Accumulated other comprehensive loss                                                   (2,322)           (1,540)
    Retained earnings                                                                     129,239           127,088
                                                                                     ------------       -----------
    Stockholders' equity                                                                  153,230           140,680
                                                                                     ------------       -----------
         Total Liabilities and Stockholders' Equity                                    $  186,622         $ 172,831
                                                                                     ============       ===========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                       For the Nine Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                      2001                    2000
                                                                                      ----                    ----
                                                                                (In Thousands Except Per Share Amounts)

Net sales                                                                          $  123,976           $ 109,679
Cost of goods sold                                                                     60,240              52,433
                                                                                   ----------           ---------
Gross Profit                                                                           63,736              57,246

Operating expenses:
    Selling, general and administrative                                                31,729              28,512
    Research and development                                                            5,903               5,893
    Interest (income)                                                                    (641)               (368)
    Interest expense                                                                      586                 359
    Other (income) expense                                                               (125)              1,542
    Goodwill amortization                                                                 957                 784
    Special charge                                                                     20,351               7,785
                                                                                  -----------           ---------
                                                                                       58,760              44,507
                                                                                  -----------           ---------
Income before provision for income taxes and minority interest in income of
    consolidated subsidiary                                                             4,976              12,739
Provision for income taxes                                                              1,292               3,609
                                                                                  -----------           ---------
Income before minority interest in income of consolidated subsidiary
                                                                                        3,684               9,130
Minority interest in income of consolidated subsidiary                                     26                 500
                                                                                  -----------           ---------
Net income                                                                        $     3,658           $   8,630
                                                                                  ===========          ==========
Earnings per Common Share:
Basic net income per share                                                        $       .29           $     .71
                                                                                  ===========           =========
Diluted net income per share                                                      $       .29           $     .70
                                                                                  ===========           =========
Basic weighted average number of shares                                                12,554              12,208
                                                                                  ===========           =========
Diluted weighted average number of shares                                              12,810              12,356
                                                                                  ===========           =========
Dividends paid per share                                                          $       .12           $     .12
                                                                                  ===========           =========
Comprehensive Income
Net income                                                                        $     3,658           $   8,630
Adjustment for aggregate unrealized gain (loss) on marketable securities
                                                                                           10                  (2)
Foreign currency gain (loss)                                                             (792)               (422)
                                                                                  ------------          ---------
Total comprehensive income                                                        $     2,876           $   8,206
                                                                                  ============          =========


(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                               June 30,
                                                                                               --------
                                                                                      2001                    2000
                                                                                      ----                    ----
                                                                                (In Thousands Except Per Share Amounts)

Net sales                                                                          $   42,504           $   37,085
Cost of goods sold                                                                     20,718               17,767
                                                                                   ----------           ----------

Gross Profit                                                                           21,786               19,318

Operating expenses:
    Selling, general and administrative                                                11,060                9,343
    Research and development                                                            2,073                2,030
    Interest (income)                                                                    (152)                (142)
    Interest expense                                                                      181                  115
    Other expense                                                                         190                1,026
    Goodwill amortization                                                                 300                  299
    Special charge                                                                     20,351                7,785
                                                                                  -----------           ----------
                                                                                       34,003               20,456
                                                                                  -----------           ----------
Loss before credit for income taxes and minority interest in income (loss) of
    consolidated subsidiary                                                           (12,217)              (1,138)
Credit for income taxes                                                                (3,879)                (446)
                                                                                  ------------          -----------
Loss before minority interest in consolidated subsidiary                               (8,338)                (692)
Minority interest in income (loss) of consolidated subsidiary                              (5)                 140
                                                                                  ------------          ----------
Net loss                                                                          $    (8,333)          $     (832)
                                                                                  ============          ===========
Loss per Common Share:
Basic net loss per share                                                          $      (.65)          $     (.07)
                                                                                  ============          ===========
Diluted net loss per share                                                        $      (.65)          $     (.07)
                                                                                  ============          ===========
Basic weighted average number of shares                                           $    12,875           $   12,192
                                                                                  ============          ===========
Diluted weighted average number of shares                                         $    12,875           $   12,192
                                                                                  ============          ===========
Dividends paid per share                                                          $       .04           $      .04
                                                                                  ============          ===========
Comprehensive Loss
Net loss                                                                          $    (8,333)          $     (832)
Adjustment for aggregate unrealized gain on marketable securities                         ---                    2
Foreign currency loss                                                                    (716)                 ---
                                                                                  ------------          ----------
Total comprehensive loss                                                          $    (9,049)          $     (830)
                                                                                  ============          ==========

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the Nine Months Ended
                                                                                                      June 30,
                                                                                             2001                    2000
                                                                                             ----------------------------
                                                                                                   (in thousands)
                                                                                             ----------------------------
Cash Flows from Operating Activities:
   Net income                                                                                 $ 3,658               $ 8,630
   Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
     Depreciation and amortization                                                              3,307                 3,182
     Decrease (increase) in tax asset                                                            (368)                 (213)
     Impairment charge                                                                         20,351
     Amortization of goodwill                                                                     957                   784
     Minority interest in income of consolidated subsidiary                                        26                   500
    Changes in operating assets and liabilities:
           Increase in accounts receivable                                                     (4,834)               (1,225)
         Increase in inventory                                                                 (3,144)               (1,948)
         Increase in prepaid expenses and other current assets                                 (2,719)               (3,117)
         Decrease in other liabilities                                                            200                 6,973
         Decrease (increase) in other assets                                                   (5,417)               (1,303)
         (Increase) decrease in accounts payable and accrued expenses                             608                  (427)
                                                                                              -------               -------
          Net cash provided by operating activities                                            12,625                12,109
                                                                                              -------               -------
Cash Flows from Investing Activities:
     Proceeds from sales of available-for-sale securities                                          65                    13
     Acquisition of property, plant and equipment                                              (2,002)               (6,557)
     Acquisition of subsidiary (increased to 94% ownership in 2001)                            (3,698)                 (585)
                                                                                              -------               -------
          Net cash used in investing activities                                                (5,635)               (7,129)
                                                                                              -------               -------
Cash Flows from Financing Activities:
     Purchase of treasury stock                                                                  (155)               (4,775)
     Issuance of treasury stock                                                                    96                   541
     Dividends paid                                                                            (1,507)               (1,479)
     Proceeds from exercise of stock options and warrants                                      11,240                   993
     Proceeds from short term notes payable                                                     4,761                 3,247
     Principal payments of long-term debt and notes payable                                    (4,478)               (6,558)
                                                                                              -------               -------
          Net cash provided by (used in) financing activities                                   9,957                (8,031)
                                                                                              -------               -------

Effect of foreign currency                                                                        (53)
                                                                                              -------
Net increase (decrease) in cash and cash equivalents                                           16,894                (3,051)
Cash and cash equivalents at beginning of period                                                7,606                 6,655
                                                                                              -------               -------
Cash and cash equivalents at end of period                                                    $24,500               $ 3,604
                                                                                              =======               =======
Supplemental disclosures of cash flow information: Cash paid during the nine months for:
          Interest                                                                            $   768               $   380
          Income taxes                                                                          7,245                 6,890


(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       1. The consolidated balance sheet as of June 30, 2001, the consolidated statements of income (operations) for the three and nine months ended June 30, 2001 and 2000 and the consolidated statement of cash flows for the nine months ended June 30, 2001 and 2000 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and September 30, 2000 and the results of operations and cash flows for the three and nine months ended June 30, 2001 and 2000 and for all periods presented have been made.

       2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2000 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

       3. The Company operates in one business segment. The Company designs, manufactures and distributes single use medical products.

       4. At June 30, 2001, the Company's inventory was comprised of raw materials, $17,242,000, and finished goods, $9,080,000.

       5. In the third quarter of Fiscal 2000, the Company converted its preferred stock holdings in privately held National Sleep Technologies, Inc. ("NST") into common stock. Upon such conversion the Company acquired an 84% ownership in NST. The total value of the Company's investment in NST as of September 30, 2000 was $10,439,000. The assets acquired amounted to approximately $4 million and liabilities assumed approximately $6 million. This acquisition has been accounted for as a purchase resulting in an excess of purchase price over the fair value of net assets acquired of approximately $12.8 million. The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000. The net sales and net income for the nine months ended June 30, 2001 were $9,598,000 and $119,000, respectively.

       6. For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

       7. As of May 2, 2001, the Company purchased 41% of Breas Medical AB bringing the Company's ownership percentage to 94%. The Company paid approximately $3.7 million upon signing a definitive agreement with the balance payable based on a multiple of Breas' sales and earnings for the twelve months ending March 31, 2002. The total purchase price for the additional 41% ownership interest will be no less than $9.8 million or more than $30.8 million.

       8. The Company entered into a settlement agreement with SIMS Portex, Inc. to settle the patent infringement action pending against the Company in the United States District Court for the Northern District of Illinois concerning certain of the Company's manual resuscitators. The parties agreed to dismiss the current action with prejudice and the Company was granted a non-exclusive license under the SIMS Portex, Inc. patent. The Company incurred a special charge of $7.8 million for the quarter ended June 30, 2000 to cover the cost of this litigation and settlement, and other litigation matters.

       9. During the quarter ended June 30, 2001, the Company conducted a review to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc., which has sustained significant sales erosion and operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.2 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

       10. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and purchase business combinations for which the date of acquisition is July 1, 2001 or later. The Company is in the process of analyzing SFAS No. 141 but at this time does not believe that it will have a material effect on its financial position or results of operations. Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. Earlier application is permitted for certain entities and the Company will consider adopting SFAS No. 142 as of October 1, 2001. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually. The Company is in the process of analyzing SFAS No. 142 but is unable to report the effect the adoption will have on its financial position or results of operations.

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



                                                                             INCREASE/(DECREASE) FROM PRIOR PERIOD
                                                                ------------------------------------------------------
                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       JUNE 30, 2001                 JUNE 30, 2001
                                                                       COMPARED WITH                 COMPARED WITH
                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       JUNE 30, 2000                 JUNE 30, 2000
                                                                ------------------------------------------------------
  Net Sales                                                               14.6%                           13.0%
  Cost of goods sold                                                      16.6%                           14.9%
  Gross profit                                                            12.8%                           11.3%
  Selling, general and administrative
       expense                                                            18.4%                           11.3%
  Research and development expenses                                        2.1%                             .2%
  Income (loss) before provision (credit) for income taxes and minority interest in income (loss) of consolidated
         subsidiary                                                     (973.6)%                          60.9%
  Provision (credit) for income taxes                                   (769.7)%                          64.2%
 Net income (loss)                                                      (901.6)%                          57.6%

                     COMPARISON: QUARTER ENDED JUNE 30, 2001
                         AND QUARTER ENDED JUNE 30, 2000

         Net sales for the quarter ended June 30, 2001 increased by 14.6% compared with the same period last year. The increase was due to unit increases and in part, to the acquisition of National Sleep Technologies, Inc. ("NST") which was acquired effective June 1, 2000 (see Note 5).

         Sales of anesthesia products, representing 42.4% of net sales, increased 11.6% from the quarter ended June 30, 2000 due largely to increased shipments internationally and at the Company's Thomas Medical Products subsidiary. Sales of respiratory/critical care products, representing 37.8% of net sales, increased by approximately 3.6%. Sales of sleep services and products, representing 19.8% of net sales, increased due largely to the acquisition of NST.

         While net sales increased in dollars by 14.6%, gross profit dollars increased by 12.8%. The Company's gross profit percentage for the quarter ended June 30, 2001 was 51.3% compared to 52.1% in the same time period of the last fiscal year. The decrease in gross profit percentage is due to a decline in three subsidiaries, Vital Pharma, Inc, Breas Medical AB and National Sleep Technologies.

         Selling, general and administrative expenses (S, G & A) increased by $1,717,000 primarily due to the acquisition of National Sleep Technologies, Inc., and Breas Medical AB.

         Research and development expenses ("R&D") increased by $43,000.

         Other expense, net, which includes realized capital gains and losses, legal and currency gains and losses, decreased by $836,000 from the quarter ended June 30, 2000 to the quarter ended June 30, 2001 primarily due to legal and severance expenses which did not reoccur.

         During the quarter ended June 30, 2001, the Company conducted a review to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc., which has sustained significant sales erosion and operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.2 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

         The Company's effective tax rates were benefits of 31.8% and 39.2% for the quarters ended June 30, 2001 and 2000, respectively. The Company's tax benefit rate in the current period is lower than statutory rates primarily due to benefits realized from its international operations.

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 2001
                       AND NINE MONTHS ENDED JUNE 30, 2000

         Net sales for the nine months ended June 30, 2001 increased by 13.0% compared with the same period last year. The increase was due to unit increases and in part, to the acquisition of National Sleep Technologies, Inc. ("NST") which was acquired effective June 1, 2000 (see Note 5).

         Sales of anesthesia products, representing 40.7% of net sales, increased by approximately 3.5% from the nine months ended June 30, 2001. Sales of respiratory/critical care products, representing 40.6% of net sales, increased by approximately 5.8%. Sales of sleep services and products, representing 18.7% of net sales, increased 73.3% due largely to the acquisition of NST.

         While net sales increased in dollars by 13.0%, gross profit dollars increased by 11.3%. The Company's gross profit percentage for the nine months ended June 30, 2001 was 51.4% compared to 52.2% in the same time period of the last fiscal year. The decrease in gross profit percentage is due to a decline in gross profit percentage in Vital Pharma, Inc., Breas Medical AB and National Sleep Technologies, Inc.

         Selling, general and administrative expenses (S, G & A) increased by $3,217,000 primarily due to the acquisition of National Sleep Technologies, Inc., in June, 2000 and Breas Medical AB.

         Research and development expenses ("R&D") increased by $10,000 as the Company continues its efforts to develop new and improve its existing products.

         Other expense, net, which includes realized capital gains and losses, legal and currency gains and losses, decreased by $1,667,000 from the nine months ended June 30, 2000 to the nine months ended June 30, 2001 primarily due to the sale of an investment, currency transaction gains on certain liabilities payable in other than U.S. dollars and severance payments incurred in fiscal 2000.

         During the quarter ended June 30, 2001, the Company conducted a review to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc., which has sustained significant sales erosion and operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.1 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

         The Company's effective tax rates were 26.0% and 28.3% for the nine months ended June 30, 2001 and 2000, respectively. The Company's tax rate in the current period is lower than statutory rates primarily due to benefits realized from its international operations. The decrease in effective tax rate is related to the decrease in taxable income, while the amounts of permanent tax deductions in excess of book remained constant.

Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations. During the nine months ended June 30, 2001, cash and cash equivalents increased by $16,894,000 of which approximately $11.2 million represents proceeds from the exercise of stock options. During the period, the Company paid dividends of approximately $1,507,000 and spent $2,002,000 on capital expenditures. In May, 2001 $3.7 million was used as an initial payment to acquire an additional 41% of Breas Medical AB bringing total ownership to 94%. An additional payment will be made in April, 2002 for a minimum of $6.1 million and maximum of $27.1 million based on a sales and earnings test. The combined total of cash and cash equivalents and long-term marketable securities was approximately $25 million at June 30, 2001 as compared to $8.2 million at September 30, 2000.

         At June 30, 2001, the Company had approximately $24.5 million in cash and cash equivalents. On that date, the Company's working capital was $63.2 million and the current ratio was 3.1 to 1, as compared to $39.3 million and 2.6 to 1 at September 30, 2000.

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

         The Company has a $25 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. There were no amounts outstanding at June 30, 2001.

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

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

  (a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

  (b) In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest on 137 million Yen from September 20, 1996 and on 199.9 million Yen from August 30, 1999 through the time of payment. The distributor (which has patent indemnification protection from Marquest) has appealed the judgment to the Tokyo Supreme Court. The matter is in the appelate process. The Company continues to believe that Marquest ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action.

  (c) On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of Vital Pharma, Inc. ("VPI") alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. An arbitrator has been selected and the parties are in the discovery stages of the arbitration.

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

         ITEM 6.

         Exhibits and Reports on Form 8-K

              a) Reports on Form 8-K filed during the quarter ended June 30,
                 2001: None.

                                   Signatures



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       VITAL SIGNS, INC.



                              By:       /s/ Herbert M. Javer
                                       -----------------------------
                                       Herbert M. Javer
                                       Chief Financial Officer


                              Date:  August 14, 2001