Form 10-K405
period 2001-09-30
VITAL SIGNS INC
filed 2001-12-21
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended September 30, 2001.

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ______________ to ______________

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

                                 Yes |X| No | |

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of voting stock held by non-affiliates as of November 27, 2001 was approximately $199,378,641.

      Number of shares of Common Stock outstanding as of November 27, 2001:
12,935,656.

      Documents incorporated by reference: Definitive Proxy Statement for 2001 Annual Meeting of Shareholders (Part III).

                                VITAL SIGNS, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
Item 1       Business                                                        2

Item 2       Properties                                                     14

Item 3       Legal Proceedings                                             14-15

Item 4       Submission of Matters to a Vote of Security Holders            15

Item 4A      Executive Officers of the Registrant                           16

                                     PART II

Item 5       Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                       18

Item 6       Selected Financial Data                                       18-20

Item 7       Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                       20-23

Item 7A      Quantitative and Qualitative Disclosures About Market Risk     24

Item 8       Financial Statements and Supplementary Data*                   24

Item 9       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                       24

                                    PART III

Item 10      Directors of the Registrant                                    25

Item 11      Executive Compensation                                         25

Item 12      Security Ownership of Certain Beneficial Owners and
                  Management                                                25

Item 13      Certain Relationships and Related Transactions                 25

                                     PART IV

Item 14      Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                  26

*Financial Statements follow page 24

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

      In 1997, the Company acquired the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), and began manufacturing and distributing arterial blood gas syringes and kits, small volume nebulizers and heated humidification circuits.

      In 1999, the Company made an additional investment in Breas, a manufacturer of CPAP machines and personal ventilators, based in Sweden, bringing the investment to 53%. In May, 2001 the Company purchased another 41% bringing the Company's total ownership to 94%. Substantially all of the minority interest is held by Breas management. Breas has grown to be among the market leaders in its product categories in Europe through its own direct sales force in several European markets together with focused distributors. The Breas products were introduced to the South American and Asian markets in late 1999 by Vital Signs. In September, 2000 the Company received FDA clearance to market the Breas PV10 CPAP device in the United States. The Company plans to introduce additional Breas products in the United States once regulatory clearance has been achieved.

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

      The Company sells its anesthesia and respiratory/critical care products to hospitals in the United States through its own sales force and through national distributors. Sales of the Company's products internationally are largely through distributors, except in England and the Peoples Republic of China where the Company maintains a direct sales force. The Company sells its emergency and alternate site/homecare products through third party distributors.

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

Acquisitions

      Historically, the Company has made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, the Company's acquisition strategy is focused upon the following principal objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory/critical care, emergency, homecare and sleep markets with the goal of expanding the products that can be sold by the Company's sales force, (ii) expansion to international markets, and (iii) acquiring unique research and development capabilities. Such acquisitions may consume substantial amounts of capital, both to fund the purchase price and to fund the working capital needs of acquired companies and acquired product lines.

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

      Limb[T]'TM'. In the first quarter of Fiscal 2001, the Company introduced a single limb breathing circuit used for general anesthesia, transport or critical care situations. It incorporates a patented technology developed with a septum to separate inspiratory and expiratory gases. It competes with the traditional two limb system and is an alternative to the F-type circuit.

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

RESPIRATORY AND CRITICAL CARE PRODUCTS:

      Code Blue II'TM' The Company was the first to offer single-patient use manual resuscitators. Manual resuscitators are ventilation devices which are squeezed by hand to force oxygen into a patient's lungs. They are used throughout the hospital in a variety of settings. For example, patients on a ventilator require the use of a resuscitator prior to tracheal suctioning procedures. Another use is in providing oxygen while transporting the patient between the operating room and other critical care units. In addition, resuscitators are typically placed strategically throughout the hospital to provide assistance to patients who have stopped breathing and require resuscitation.

      The Company's Code Blue II'TM' resuscitators are used in emergency situations and in a variety of medical procedures. Code Blue II'TM' resuscitators are sold in different sizes for infants, children and adults. These resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections. Most reusable manual resuscitators are costly to sterilize and difficult to fully reassemble. In contrast, Code Blue II'TM' resuscitators are relatively inexpensive, and already fully assembled.

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

      CleenCuff'TM' and CUFF-ABLE'r' Blood Pressure Cuffs. The Company manufactures and sells single-patient use blood pressure cuffs which provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, the Company believes that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. The Company's cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

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

      Continuous Positive Airway Pressure ("CPAP") Systems. The Company's face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. The Company's face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and attach the patient to a ventilator. The Company believes that its CPAP systems generally represent a significant advance in the treatment of Adult Respiratory Distress Syndrome (ARDS) and have been found to be clinically effective in the treatment of certain traumatic chest injuries including postoperative atelectasis (collapse of the air sacs in the lungs and other disease states). Mask CPAP systems are now being used successfully in the pre-hospital setting to treat patients with cardiogenic pulmonary edema. The system consists of a compact flow generator connected to a dual-valved, air-filled cushion face mask. The face mask is attached to a single-patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lung, thus allowing for more oxygen to diffuse into the patient's blood system.

      Misty Ox'r' Respiratory Products. The MistyOx 'r' line consists of three respiratory product lines that deliver hydration to a patient. The first is a pre-filled bubble humidifier to deliver low flow and low concentration of oxygen to patients, the second is a nebulizer to deliver medium to high flow and high concentrations of oxygen to patients, and the third is the addition of a regulated heater to the nebulizer. These products may be used on infants, children and adults in many areas of the hospital, including emergency, recovery and critical care.

      ACTAR'r' and INFANTRY'r' CPR Training Manikins. The Company manufactures a product line of patented cardiopulmonary resuscitation ("CPR") training manikins. The ACTAR'r' manikin was re-designed in Fiscal 2000 to meet changing market demands. The new Actar D Fib incorporates additional functionality to meet the updated requirements of the American Heart Association and the Red Cross. These include jaw thrust, abdominal thrust and anatomical landmarks for proper defibrillation training. While maintaining the necessary features and anatomical landmarks for CPR practices, ACTAR'r' and INFANTRY'r', Actar D Fib manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

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

      Aero(2) Mask'TM'. In the first quarter of fiscal 2001, the Aero[u]2 Mask was introduced. This mask is an alternative to the traditional vinyl mask used for oxygen, nebulization and aerosol mask treatments. It is cost effective and eliminates PVC (polyvinyl chloride) and latex found in the traditional masks.

      Vital Pharma, Inc.

      Vital Pharma, Inc. ("Vital Pharma"), also a wholly-owned subsidiary of the Company, was acquired by Vital Signs in January 1996. Vital Pharma's principal focus is utilization of the Company's expertise in blow-fill-seal technology for third party contract packaging customers that require sterile packaging (primarily pharmaceutical and medical device manufacturers).

      The Validation Group

      The Validation Group provides consulting services to companies engaged in the manufacture of medical devices and pharmaceuticals, mainly in the area of compliance with regulations promulgated by the Food and Drug Administration. The Validation Group's employees includes a professional staff with extensive knowledge and industry experience involving FDA manufacturing and validation requirements.

SLEEP THERAPY AND PERSONAL VENTILATION PRODUCTS:

      Breas Medical, AB

      The Breas product line marketed primarily internationally includes the following:

      PV10 and PV100 Nasal CPAP. The PV10 and PV100 are nasal CPAP devices used to treat patients suffering from sleep disorders; most typically, obstructive sleep apnea ("OSA"). These devices deliver continuous positive airway pressure to patients in order to keep their airway open during sleep. This treatment regime has proven to be an effective method of caring for OSA patients.

      PV101 and 102. The PV101 and 102 are advanced Bi-Level CPAP device which allows inspiration and expiration pressure levels to be pre-set. Ventilation can be matched to the patient's own breathing pattern by setting levels which promote more comfortable and natural respiration. While the PV101 is designed for sleep disorders, the PV102 has additional features to treat other forms of respiratory insufficiency such as COPD.

      PV401 and PV403 Ventilators. The PV400 series ventilator supports the ventilation needs of patients suffering from, among other things, respiratory insufficiency. Patients benefiting from the PV401/3 may suffer from neuromuscular weakened duchene's disease and paralysis, among other diseases. The PV403 is an upgraded version of the PV401 with improved displays of monitoring and control systems.

      PV502 Ventilator. The PV502 is a fully functioning ventilator. This life-sustaining device may be used on home ventilator patients as well as the less acute, longer term ventilator patients that remain inside a hospital. This ventilator is a cost effective alternative to the rather narrow range of competitive products currently available in this field.

      HA50 The HA50 is a humidification system for patients on ventilators.

      SC 20 The SC 20 is a screening device to assess patients at home for potential OSA.

NATIONAL SLEEP TECHNOLOGIES, INC.

      National Sleep Technologies, Inc. ("NST") provides sleep diagnostic testing services in the United States through free standing labs and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from sleep disorders, such as OSA. Devices sold for home use include nasal CPAP (continuous positive airway pressure) generators and masks, tubing sets, and humidifiers.

Market Data

      The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of total revenue represented by the Company's anesthesia products, respiratory/critical care products, and sleep therapy products:

                                                       YEAR ENDED SEPTEMBER 30,
                                  -------------------------------------------------------------------
                                         2001                   2000                    1999
                                  --------------------   --------------------    --------------------
                                   AMOUNT        %        AMOUNT        %         AMOUNT        %
                                  ---------   --------   ---------    -------    ----------   -------
                                                         (DOLLARS IN MILLIONS)
                                                         ---------------------
ANESTHESIA                        $  68.8        41.4    $  65.1         43.3    $  61.0         46.8
RESPIRATORY/CRITICAL CARE            67.0        40.3       64.4         42.8       64.6         49.6
SLEEP THERAPY                        30.4        18.3       20.8         13.9        4.7          3.6
                                  ---------   --------   ---------    -------    ----------   -------
TOTAL                             $ 166.2        100%    $ 150.3         100%    $ 130.3         100%
                                  =========   ========   =========    =======    ==========   =======

Sales, Marketing and Customers

      The Company sells its anesthesia and respiratory/critical care products to hospitals in the United States through its own sales force. As of September 30, 2001, the Company's U.S. direct sales force consisted of 57 individuals. The Company also uses national distributors, such as Cardinal, McKesson/General Medical, and Owens & Minor, to deliver these products to hospitals. Sales through these distributors aggregated 27%, 26% and 32% of total Anesthesia/Critical Care revenue during fiscal 2001, 2000 and 1999, respectively.

      In the fiscal years 2001, 2000 and 1999, one of the large national distributors represented approximately 13%, 14%, and 13%, respectively, of total revenue. The same customer represented approximately 17% and 14% of outstanding accounts receivable at September 30, 2001 and 2000, respectively.

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

      As have other providers within the medical and healthcare industries, the Company has been challenged with the rising purchasing power of group purchasing organizations such as Broadlane, Consorta, Healthsouth, Healthtrust, Med-Assets, Inc. (HSCA), Novation and Premier. The Company has successfully signed agreements with Broadlane, Consorta, Healthsouth, Healthtrust, Med-Assets (HSCA) and Premier in various product categories both for sole and dual source awards.

International Sales

      For the year ended September 30, 2001, international sales accounted for approximately 23% of total revenue as compared with approximately 23% during fiscal 2000 and approximately 17% during fiscal 1999.

      The Company sells its Anesthesia/Critical Care products in European and other international markets primarily through distributors. The Company has 7 international sales managers and has built a network of over 160 independent distributors to sell the Company's anesthesia, respiratory/critical care and emergency products in major international markets. In the United Kingdom and China, these products are sold through a direct sales force. Breas has 4 country managers and 21 sales representatives selling CPAP and ventilator devices in Europe.

      It is the Company's intention to augment the international sales effort through strategic alliances and OEM agreements wherever possible, although no assurance can be made that any such agreements can be completed.

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

      The Company expects to continue to rely in part on its internal staff and on outside professionals to perform research and development in the Company's primary areas of expertise. The Company's research and development expenses aggregated $5,810,000, $8,563,000 and $7,870,000 respectively, for fiscal 1999, 2000 and 2001.

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

Manufacturing and Quality Control

      General

      The Company's facilities in Totowa, New Jersey; Englewood, Colorado; Burnsville, Minnesota; Malvern, Pennsylvania; Riviera Beach, Florida; Orange, California and Molnlyke, Sweden are the principal manufacturing locations for the Company's products, including anesthesia breathing circuits, filters, blood pressure cuffs, infusables, ABG syringes, heated humidification circuits, nebulizers, manual resuscitators, introducers, and sleep therapy products. The Company performs extrusion, corrugation, molding, assembly, testing, packaging and shipping in these locations. In some instances, plastic components incorporated in certain products are molded to the Company's specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by the Company. The Company's suppliers typically are presented with written specifications to assure that components are manufactured in conformity with the Company's design.

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

      In addition to meeting the FDA Quality System Regulation, the Company's quality system is certified by a recognized Notified Body to be in compliance with ISO 9001 and EN46001 standards. The Company's products carry the Mark that indicates compliance with the European Unions Medical Device Directive 93/42/EEC.

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

      The Company's competitive environment can be characterized as fragmented, often with many different companies competing with regard to a specific product. As a result, the Company's competition varies from product to product but includes a number of competitors with substantially greater resources. The Company's primary competitors include SIMS Portex, Inc., a subsidiary of Smith Industries, PLC (face masks, breathing circuits, resuscitators, nebulizers, ABG kits, anesthesia kits and closed suction products), Baxter International Inc., (face masks, breathing circuits and anesthesia kits), Tyco International, Inc. (breathing circuits, CPAP and ventilators), King Systems (face masks and anesthesia circuits), Critikon, Inc. (blood pressure cuffs), Respironics, Inc. (CPAP and ventilators), Resmed, Inc. (CPAP), Ambu (resuscitators), Allegiance, Inc. (resuscitators), Kimberly-Clark (blood pressure cuffs), Sleep Services of America and Sleep Med (sleep labs).

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

      Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject. In general, Class I devices involve compliance with QSR requirements. Class II devices are subject to the same controls as Class I and also may be subject to specific controls (for example; design controls, performance standards, post market surveillance, patient registries and FDA guidelines) and can be subject to pre-market notification ("510(k)"). Class III devices are those devices for which pre-market approval ("PMA") (as distinct from pre-market notification) is required before commercial marketing to assure the products' safety and effectiveness.

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

Patents

      At September 30, 2001, the Company owned or licensed 127 domestic and foreign patents. The Company has filed certain patent applications and continues its efforts to acquire and develop patented products. The Company has pursued patent protection when in the reasonable judgment of management such efforts may tend to provide the Company with competitive advantages.

Employees

      At September 30, 2001, the Company had 1090 full-time employees and 37 part-time employees. The Company believes that its relations with its employees are satisfactory.

Item 2. Properties

      The Company's executive offices, principal manufacturing plant and principal warehouse facilities are located in Totowa, New Jersey. These facilities, consisting of approximately 154,000 square feet, are owned by the Company. The Company also owns manufacturing, warehouse and office space in Englewood, Colorado consisting of 88,000 square feet and also owns the facility utilized by Vital Pharma consisting of 13,600 square feet in Riviera Beach, Florida and 27,000 square feet in Molnlyke, Sweden. The Company's other substantial facilities -- approximately 35,000 square feet in Burnsville, Minnesota; 26,000 square feet in Aurora, Colorado; 20,000 square feet in Malvern, Pennsylvania; and 18,000 square feet in Orange, California -- are leased by the Company. The Company also leases office, assembly and warehouse space in Riviera Beach, Florida; Conshohocken, Pennsylvania; Dallas, Texas; Syracuse, New York; Tulsa, Oklahoma; Arnold, Maryland and in Barnham, the United Kingdom.

Item 3. Legal Proceedings

      In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest's ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appear to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,853,146) plus five percent annual interest. The distributor (which has patent indemnification protection from Marquest) has appealed the judgment to the Tokyo Supreme Court. The appelate court has closed the proceedings on the presentation of additional evidence. A decision is expected by the end of the Company's second fiscal quarter. The Company continues to believe that Marquest ABG syringe products do not infringe the plaintiff's patent and will continue to vigorously defend the action.

      On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of VPI alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the discovery phase of the arbitration proceeding.

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

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of the Company's shareholders was held on August 17, 2001. At that meeting, each of the nominees for election to the Board, as identified in the Company's proxy statement, were elected. The following number of shares were voted for and against each nominee.

        NOMINEE                  FOR           AUTHORITY WITHHELD
--------------------------------------------------------------------
Terence D. Wall              10,927,470               1,519,001
David J. Bershad             12,205,049                 241,422
Anthony J. Dimun             12,205,049                 241,422
Stuart M. Essig              12,205,049                 241,422
E. David Hetz                12,205,049                 241,422
Joseph J. Thomas             11,118,116               1,328,355
Barry Wicker                 11,118,116               1,328,355

Item 4A. Executive Officers of the Registrant

The Company's executive officers are as follows:

NAME               AGE*   POSITIONS WITH THE COMPANY
----               ----   --------------------------
Terence D. Wall     60    President, Chief Executive Officer and Director

Joseph Bourgart     42    Executive Vice President, New Business Development

Herbert Javer       58    Chief Financial Officer

Joseph J. Thomas    65    President, Thomas Medical Products, Inc. and Director

Barry Wicker        61    Executive Vice President -Sales and Director

*     As of September 30, 2001.

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

      Joseph F. Bourgart has served as the Executive Vice President of New Business Development of Vital Signs since June, 2001. Previously, he was the acting Vice President of Finance and Business Development for Biosyn, Inc., and was the Chief Financial Officer and Vice President of New Business Development for Datex-Ohmeda, Inc. Prior to his experiences in medical technology and life sciences, he began his career with IBM and PepsiCo with increasing responsibilities in engineering, marketing, finance, strategic planning and management roles. Mr. Bourgart has a B.S. in Engineering from the Georgia Institute of Technology and an MBA in finance from The Wharton School, University of Pennsylvania.

      Herbert Javer has served as the Chief Financial Officer of Vital Signs since May, 2001. For the prior eighteen years, he was the Senior Vice President, Chief Financial Officer and member of the Board of Directors of Gemini Industries, Inc. of Clifton, New Jersey. He began his career as an auditor with the firm of Seidman and Seidman, where he spent four years and became a CPA. He was then recruited by a client of Seidman and Seidman as its Chief Financial Officer and later took that company public. Mr. Javer has been a Chief Financial Officer for over thirty years with various manufacturing and distribution companies.

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

                                                                     DIVIDEND
                                             HIGH          LOW       PER SHARE

Fiscal Year Ended September 30, 2000:

        Quarter ended December 31, 1999:    $ 28.50     $  20.81       $ .04
        Quarter ended March 31, 2000:         25.38        20.44         .04
        Quarter ended June 30, 2000:          23.75        16.00         .04
        Quarter ended September 30,2000:      26.69        15.00         .04

Fiscal Year Ended September 30, 2001:

        Quarter ended December 31, 2000:    $ 34.56     $  25.38       $ .04
        Quarter ended March 31, 2001:         39.38        29.19         .04
        Quarter ended June 30, 2001:          42.11        29.19         .04
        Quarter ended September 30, 2001:     30.60        24.00         .04

      As of September 30, 2001, there were approximately 367 holders of record of the Common Stock.

      During Fiscal 2001, the Company declared and paid cash dividends of $.16 per share. Payment of cash dividends in the future will depend upon the financial condition, capital requirements, loan agreement restrictions and earnings of the Company, as well as such other factors as the Board of Directors may deem relevant.

Item 6. Selected Financial Data

      The following selected consolidated financial data have been derived from the Company's audited consolidated financial statements. The information below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

      Acquisitions occurring during the past five years including National Sleep Technologies (acquired in June, 2000), Breas Medical AB (acquired in June,
1999), Marquest Medical Products, Inc. (effective for financial reporting purposes on April 1, 1997), Vital Pharma, Inc. (formerly known as HealthStar Pharmaceutical Services, Inc.) (acquired in January 1996) have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above. See Note 2 of the Company's Consolidated Financial Statements.

      For additional information regarding the NST and Breas acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

                          VITAL SIGNS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                             YEAR ENDED SEPTEMBER 30,
                                                         --------------------------------------------------------------
                                                            2001         2000         1999         1998         1997
                                                         --------------------------------------------------------------
                                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)

Total revenue--continuing product lines                  $ 166,236    $ 150,311    $ 130,304    $ 123,335    $ 103,271
Cost of goods sold                                          81,013       72,223       63,938       60,288       48,610
                                                         ---------    ---------    ---------    ---------    ---------
Gross profit                                                85,223       78,088       66,366       63,047       54,661
                                                         ---------    ---------    ---------    ---------    ---------

Operating expenses:
   Selling, general and administrative                      41,981       39,005       33,258       36,513       27,186
   Research and development                                  7,870        8,563        5,810        5,715        3,869
   Interest income                                            (976)        (619)        (500)        (893)      (2,242)
   Interest expense                                          1,028          676          377          399          537
   Special charges                                          20,351        7,785           --        1,100        6,700
   Other (income) expense                                     (328)       2,079          457          815          844
   Goodwill amortization                                     1,120        1,117          796          700          862
                                                         ---------    ---------    ---------    ---------    ---------
                                                            71,046       58,606       40,198       44,349       37,756
                                                         ---------    ---------    ---------    ---------    ---------

Income before provision for income taxes and minority
    interest in income of consolidated subsidiary           14,177       19,482       26,168       18,698       16,905
Provision for income taxes                                   4,065        5,163        8,012        5,698        5,619
                                                         ---------    ---------    ---------    ---------    ---------

Income before minority interest in income of
    consolidated subsidiary                                 10,112       14,319       18,156       13,000       11,286
Minority interest in income of consolidated subsidiary           9          387          220           --           --
                                                         ---------    ---------    ---------    ---------    ---------
Income from continuing operations                           10,103       13,932       17,936       13,000       11,286
                                                         ---------    ---------    ---------    ---------    ---------

Discontinued Operations:
    Income (loss) from operations of Vital Pharma
        Machine Division (net of income taxes of
        ($265), and $59, respectively                           --           --         (590)         135           --
                                                         ---------    ---------    ---------    ---------    ---------
Income before cumulative effect of change in
    accounting principal                                    10,103       13,932       17,346       13,135       11,286
                                                         ---------    ---------    ---------    ---------    ---------
Cumulative effect of change in accounting principle
    (net of income taxes of $803)                               --           --           --        1,524           --
                                                         ---------    ---------    ---------    ---------    ---------
    Net Income                                           $  10,103    $  13,932    $  17,346    $  11,611    $  11,286
                                                         =========    =========    =========    =========    =========

Earnings per Common Share:
Basic income per share from continuing operations        $    0.80    $    1.14    $    1.46    $    1.03    $     .88
                                                         =========    =========    =========    =========    =========
Diluted income per share from continuing operations      $    0.79    $    1.13    $    1.46    $    1.02    $     .87
                                                         =========    =========    =========    =========    =========
Discontinued operations per share                        $      --    $      --    $    (.04)   $     .01    $      --
                                                         =========    =========    =========    =========    =========
Cumulative effect of change in accounting principle
    per share                                            $      --    $      --    $      --    $    (.12)   $      --
                                                         =========    =========    =========    =========    =========
Basic net income per share                               $    0.80    $    1.14    $    1.42    $     .92    $     .88
                                                         =========    =========    =========    =========    =========
Diluted net income per share                             $    0.79    $    1.13    $    1.41    $     .91    $     .87
                                                         =========    =========    =========    =========    =========
Basic weighted average number of shares                     12,633       12,177       12,250       12,665       12,881
                                                         =========    =========    =========    =========    =========
Diluted weighted average number of shares                   12,850       12,318       12,325       12,746       12,953
                                                         =========    =========    =========    =========    =========

                                        ----------------------------------------------------
                                                            SEPTEMBER 30,
                                        ----------------------------------------------------
                                          2001       2000       1999       1998       1997
Balance Sheet Data:
Working capital:                        $ 70,492   $ 39,284   $ 41,791   $ 35,579   $ 38,102
Total assets                             191,560    172,831    157,310    138,186    136,948
Long-term debt, excluding current
installments                               1,842      2,711      2,179      2,462      5,529
Cash dividends paid ($0.16 per share)      1,974      1,991      1,975      2,044      2,082
Total stockholders' equity               160,626    140,680    131,240    121,310    112,229

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

                                                                INCREASE (DECREASE) FROM
                                                                     PREVIOUS YEAR
                                                         ---------------------------------------
                                                           FISCAL 2001           FISCAL 2000
                                                          COMPARED WITH         COMPARED WITH
                                                           FISCAL 2000           FISCAL 1999
                                                         -----------------    ------------------
Total revenue                                                    10.6%                15.4%
Total cost of revenue                                            12.2%                13.0%
Gross profit                                                      9.1%                17.7%
Selling, general and administrative expenses                      7.6%                17.3%
Research and development expenses                                (8.1%)               47.4%
Income before minority interest and special charge               26.6%                 4.2%
Income from continuing operations before provision for
income taxes and minority interest in income of
consolidated subsidiary                                         (27.2%)              (25.6%)
Provision for income taxes                                      (21.3%)              (35.6%)
Net income                                                      (27.5%)              (19.7%)

Fiscal 2001 Compared to Fiscal 2000:

      Net revenue for the twelve months ended September 30, 2001 increased by 10.6% compared with the same period last year. National Sleep Technologies, Inc. ("NST") is reflected in the results of operations only for four months of Fiscal 2000. The increase in net revenue was due in large part to the acquisition and to unit increases.

      Sales of anesthesia products, representing 41.4% of net revenue, grew 6.0% during Fiscal 2001, primarily due to the introduction of the Company's
Limbo'TM' breathing circuit product line as well as increased shipments at the Company's Thomas Medical Products subsidiary. Sales of respiratory/critical care products, representing 40.3% of net revenue, increased by 3.9%, primarily due to unit increases. Sales of sleep/therapy and diagnostics, representing 18.3% of net revenue, increased 45.6% due largely to the acquisition of NST.

      While net revenue increased in dollars by 10.6%, gross profit dollars increased by 9.1%. The Company's gross profit percentage for the year ended September 30, 2001 was 51.3% compared to 52.0% in the same period of the last fiscal year. The decrease in gross profit percentage is due in part to a change in product mix.

      Selling, general and administrative expenses (S, G & A) increased by $2,976,000 primarily due to the acquisition of National Sleep Technologies, Inc. ($2,240,000).

      Research and development expenses ("R&D") decreased by $693,000, largely due to lower expenditures at Breas Medical AB, where five new products were completed for introduction in FY 2000. Breas R & D expenses in 2001 represents 13% of sales.

      Other expense, net, which includes realized capital gains and losses, legal expenses and currency gains and losses, decreased by $2,406,000 from the twelve months ended September 30, 2000 to the twelve months ended September 30, 2001 primarily due to the sale of an investment, currency transaction gains on certain liabilities payable in other than U.S. dollars and severance payments incurred in fiscal 2000.

      During the quarter ended June 30, 2001, the Company conducted a review to assess the carrying value of the Company's investments. A consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc., which has sustained significant operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.1 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

      The Company's effective tax rates were 28.7% and 26.5% for the years ended September 30, 2001 and 2000, respectively. The rates for the year, ended September 30, 2001 and 2000 are less than the federal and state statutory rates primarily due to the utilization of deductions for tax return purposes and R & D credits which do not effect book earnings.

Fiscal 2000 Compared to Fiscal 1999:

      Net revenue for the twelve months ended September 30, 2000 increased by 15.4% compared with the same period last year. The Company's interest in Breas is reflected in the results of operations for four months of fiscal 1999 and for the entire fiscal year 2000. National Sleep Technologies, Inc. is reflected in the results of operations only for four months of Fiscal 2000. The increase in net sales was due in large part to unit increases (offset by modest selling price declines), as well as the acquisition of Breas Medical AB (see Note 2 of the Notes to the Consolidated Financial Statements) and the conversion of the Company's preferred stock investment in National Sleep Technologies, Inc. Prices on existing products declined on average approximately .4% in the twelve months ended September 30, 2000 when compared to the same period in 1999.

      Sales of anesthesia products, representing 43.3% of net revenue, which grew 6.7% during Fiscal 2000 was largely a function of (i) increased sales of the Company's breathing circuit products caused by increased demand, and (ii) new customers for the Company's OEM manufacturing services. Sales of respiratory/critical care products, representing 42.8% of net revenue, decreased by .3%. Sales of sleep/therapy and diagnostics, representing 13.9% of net revenue, increased by 34% excluding the effect of acquisitions and by 343% when including acquisitions.

      While net revenue increased by 15.4%, gross profit increased by 17.7% in absolute dollar amount. The discrepancy between the increase in sales and the increase in gross profit is partially due to higher margin products resulting from a full year of operations from the acquisition of Breas. The Company's cost reduction program positively effected gross profit in Fiscal Year 2000 by slightly over 1%. On a consolidated basis the Company's gross profit percentage for the year ended September 30, 2000 was 52% compared to 50.9% for the year ended September 30, 1999.

      Selling, general and administrative expenses (S, G & A) increased by $5,747,000 primarily due to the acquisition of National Sleep Technologies, Inc. ($1,588,000), a full year of operating results for Breas Medical AB ($3,525,000), which was acquired in June 1999, and increased freight costs ($454,000) partially due to fuel surcharge costs.

      Research and development expenses ("R&D") increased by $2,753,000 (47.4%), largely due to the development in Fiscal 2000 of the PAXpress'TM' and Limbo'TM' products and the results of a full year of R & D efforts at Breas Medical AB, where five new products were completed for introduction in FY 2000. The Company continues to make an active commitment to new product development.

      Other expense, net increased by $1,622,000 from the year ended September 30, 1999 to the year ended September 30, 2000 due to severance costs of $573,000, the write down of non-performing assets of $453,000 and other non recurring charges. See Note 10 of Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

      The Company continues to rely upon cash flows from its operations. During the year ended September 30, 2001, cash and cash equivalents increased by $23.4 million. Operating activities provided $23 million of net cash. Financing activities provided $6.2 million of net cash, as proceeds of $11.2 million from the exercise of stock options offset $2.6 million of various other items and $2.0 million of dividend payments. A total of $5.6 of net cash was used in investing activities, including $3.7 million applicable to subsidiary acquisitions and $1.9 million applicable to capital expenditures to improve efficiencies and support new business opportunities. Cash and cash equivalents were $31 million and together with long-term marketable securities aggregated $31.5 million at September 30, 2001 as compared to $8.2 million at September 30, 2000. (see Note 5 to the Company's Consolidated Financial Statements).

      At September 30, 2001, the Company's working capital was $70.5 million including an increase of $24.0 million in cash and the current ratio was 3.5 to 1, as compared to $39.3 million and 2.6 to 1 at September 30, 2000.

      The Company's current policy is to retain working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, licenses, and product and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company.

      The Company has a $25 million line of credit with JP Morgan Chase Bank. There was no outstanding amount on this line of credit at September 30, 2001. JP Morgan Chase has also expressed its willingness to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination.

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

Item 8. Financial Statements and Supplementary Data

      The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                                       PAGE
                                                                       ----
Independent Auditor's Report                                           F-1
Consolidated Balance sheet as of September 30, 2001 and 2000           F-2
Consolidated Statement of Income for the years ended
      September 30, 2001, 2000 and 1999                                F-3
Consolidated Statement of Stockholders' Equity for the years
      ended September 30, 2001, 2000 and 1999                          F-4
Consolidated Statement of Cash flows for the years ended
      September 30, 2001, 2000 and 1999                                F-5
Notes to Consolidated Financial Statements                             F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 19, 2001

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                        SEPTEMBER 30,
                                                                   ----------------------
                                                                      2001         2000
                                                                   ---------    ---------
                                                                       (IN THOUSANDS)
Current Assets:
    Cash and cash equivalents (Note 1)                             $  31,029    $   7,606
    Accounts receivable, less allowance for doubtful accounts of
        $436 and $571, respectively (Notes 16 and 17)                 33,329       26,377
    Inventory (Notes 1 and 3)                                         25,984       23,964
    Prepaid expenses and other current assets (Note 4)                 8,899        6,361
                                                                   ---------    ---------
        Total current assets                                          99,241       64,308

    Property, plant and equipment - net (Notes 1 and 6)               35,710       53,016
    Marketable securities (Notes 1 and 5)                                486          551
    Goodwill -net (Notes 1 and 2)                                     48,178       47,253
    Deferred income taxes (Notes 1 and 15)                             5,002        2,235
    Other assets                                                       2,943        5,468
                                                                   ---------    ---------
        Total Assets                                               $ 191,560    $ 172,831
                                                                   =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                               $   5,347    $   4,772
    Current portion of long-term debt (Note 7)                           357          535
    Accrued expenses (Note 8)                                          5,652        4,858
    Notes payable - bank (Note 7)                                      5,645        8,756
    Other current liabilities (Note 9)                                11,747        6,103
                                                                   ---------    ---------
        Total current liabilities                                     28,748       25,024

Long-term debt (Note 7)                                                1,842        2,711
Other liabilities                                                                     245
                                                                   ---------    ---------
        Total Liabilities                                             30,590       27,980
                                                                   ---------    ---------

Minority interest in subsidiaries                                        344        4,171
                                                                   ---------    ---------

Commitments and contingencies (Notes 2, 12 and 13)
Stockholders' Equity (Note 14)
    Common stock - no par value; authorized 40,000,000 shares, issued and outstanding 12,935,656, and 12,307,831
    respectively                                                      27,679       15,132
    Accumulated other comprehensive loss (Notes 1 and 5)              (2,270)      (1,540)
    Retained earnings                                                135,217      127,088
                                                                   ---------    ---------
    Stockholders' equity                                             160,626      140,680
                                                                   ---------    ---------
        Total Liabilities and Stockholders' Equity                 $ 191,560    $ 172,831
                                                                   =========    =========

See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------------
                                                               2001         2000         1999
                                                            ----------   ----------   ----------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenue:
    Net sales                                               $ 143,606    $ 138,457    $ 123,198
    Service revenue                                            22,630       11,854        7,106
                                                            ---------    ---------    ---------
                                                              166,236      150,311      130,304
                                                            ---------    ---------    ---------
Cost of goods sold and services performed:

    Cost of goods sold                                         68,317       65,709       59,628
    Cost of services performed                                 12,696        6,519        4,310
                                                            ---------    ---------    ---------
                                                               81,013       72,223       63,938
                                                            ---------    ---------    ---------

Gross profit                                                   85,223       78,088       66,366
                                                            ---------    ---------    ---------

Operating expenses:
    Selling, general and administrative                        41,981       39,005       33,258
    Research and development                                    7,870        8,563        5,810
    Interest income                                              (976)        (619)        (500)
    Interest expense                                            1,028          676          377
    Special charges (Note 11 and 13)                           20,351        7,785           --
    Other (income)expense-net (Notes 1 and 10)                   (328)       2,079          457
    Goodwill amortization                                       1,120        1,117          796
                                                            ---------    ---------    ---------
                                                               71,046       58,606       40,198
                                                            ---------    ---------    ---------

Income before provision for income taxes and minority
     interest in income of consolidated subsidiary             14,177       19,482       26,168
Provision for income taxes                                      4,065        5,163        8,012
                                                            ---------    ---------    ---------
Income before minority interest in income of consolidated
     subsidiary                                                10,112       14,319       18,156
Minority interest in income of consolidated subsidiary              9          387          220
                                                            ---------    ---------    ---------
Income from continuing operations                              10,103       13,932       17,936
                                                            ---------    ---------    ---------

Discontinued Operations (Note 2):
    Loss from operations of Vital Pharma Machine Division
      net of income tax benefit of ($265)                          --           --         (590)
                                                            ---------    ---------    ---------
Net income                                                  $  10,103    $  13,932    $  17,346
                                                            =========    =========    =========

Earnings (loss) per Common Share:
Basic income per share from continuing operations           $    0.80    $    1.14    $    1.46
                                                            =========    =========    =========
Diluted income per share from continuing operations         $    0.79    $    1.13    $    1.46
                                                            =========    =========    =========
Discontinued operations                                     $      --    $      --    $    (.04)
                                                            =========    =========    =========
Basic net income per share                                  $    0.80    $    1.14    $    1.42
                                                            =========    =========    =========
Diluted net income per share                                $    0.79    $    1.13    $    1.41
                                                            =========    =========    =========
Basic weighted average number of shares outstanding            12,633       12,177       12,250
                                                            =========    =========    =========
Diluted weighted average number of shares outstanding          12,850       12,318       12,325
                                                            =========    =========    =========

 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                      ACCUMULATED
                                                                        OTHER
                                             COMMON STOCK            COMPREHENSIVE     RETAINED     STOCKHOLDERS' COMPREHENSIVE
                                        SHARES          AMOUNT       INCOME (LOSS)     EARNINGS        EQUITY         INCOME
                                      -----------------------------------------------------------------------------------------
Balance at September 30, 1998         12,628,194          21,520              14          99,776        121,310

Net income                                                                                17,346         17,346     $   17,346
Purchase of common stock                (418,814)         (7,302)                                        (7,302)
Reissuance of common stock                77,757           1,480                                          1,480
Exercise of stock options                  8,025              68                                             68
Adjustment for aggregate
   unrealized loss on marketable
   securities                                                                (16)                           (16)           (16)
Dividends paid ($.16 per share)                                                           (1,975)        (1,975)
Tax benefit from employees' and
   directors' stock option plans
   (Note 14)                                  --             329              --              --            329
                                      ----------      ----------      ----------      ----------     ----------     ----------
Balance at September 30, 1999:        12,295,162      $   16,095      $       (2)     $  115,147     $  131,240
Comprehensive Income                                                                                                $   17,330
                                                                                                                    ==========

Net income                                                                                13,932         13,932     $   13,932
Purchase of common stock                (237,551)         (4,775)                                        (4,775)
Reissuance of common stock                76,214           1,168                                          1,168
Exercise of stock options                174,006           2,268                                          2,268
Adjustment for aggregate
   unrealized loss on marketable
   securities                                                                 (3)                            (3)            (3)
Tax benefit from employees' and
   directors' stock option plans
   (Note 14)                                  --              76              --              --             76
Foreign currency translation loss                                         (1,535)                        (1,535)        (1,535)
Dividends paid ($.16 per share)                                                           (1,991)        (1,991)
                                      ----------      ----------      ----------      ----------     ----------     ----------
Balance at September 30, 2000:        12,307,831      $   15,132      $   (1,540)     $  127,088     $  140,680
Comprehensive Income                                                                                                $   12,394
                                                                                                                    ==========

Net income                                                                                10,103         10,103         10,103
Purchase of common stock                 (47,414)           (154)                                          (154)
Reissuance of common stock                31,157             695                                            695
Exercise of stock options                644,082          11,247                                         11,247
Adjustment for aggregate
   unrealized loss on marketable
   securities                                                                 17                             17             17
Tax benefit from employees' and
   directors' stock option plans
   (Note 14)                                                 759                                            759
Foreign currency translation loss                                           (747)                          (747)          (747)
Dividends paid ($.16 per share)                                                           (1,974)        (1,974)
                                      ----------      ----------      ----------      ----------     ----------     ----------
Balance at September 30, 2001:        12,935,656      $   27,679      $   (2,270)     $  135,217     $  160,626
                                      ==========      ==========      ==========      ==========     ==========
Comprehensive income                                                                                                $    9,373
                                                                                                                    ==========

See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                                                        ----------------------------------------
                                                                            2001          2000          1999
                                                                        ----------------------------------------
Cash flows from operating activities:                                                (IN THOUSANDS)
    Net income                                                          $  10,103     $  13,932      $  17,346
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                       4,264         4,435          3,726
        Impairment charge                                                  20,351            --             --
        Deferred income taxes                                                 998          (638)           431
        Minority interest in income of consolidated subsidiary                  9           387            220
        Amortization of goodwill                                            1,120         1,117            796
        Tax benefit for stock options                                         759            76            329
        Amortization of deferred credit                                        --                          (91)
        Net gain on sales of available-for-sale securities                     --            --             16

    Changes in operating assets and liabilities:

        Increase in accounts receivable                                    (7,250)       (3,057)        (1,005)
        (Increase) decrease in inventory                                   (2,910)          102         (2,466)
        (Increase) decrease in prepaid expenses and other current          (3,242)       (1,140)           531
        assets

        (Increase) decrease in other assets                                (1,478)        1,370           (566)
        Decrease (increase) in accounts payable and accrued expenses          892        (2,801)          (541)
        Increase (decrease) in other liabilities                             (666)        1,521             --
                                                                        ---------     ---------      ---------
           Net cash provided by operating activities                       22,950        15,304         18,726
                                                                        ---------     ---------      ---------

    Cash flows from investing activities:

        Acquisition of property, plant and equipment                       (1,945)       (9,574)        (7,533)
        Purchases of other investments                                                       --         (6,368)
        Proceeds from sales of available-for-sale securities                   65            13          6,195
        Acquisition of subsidiaries, net of $2,344 of cash
           acquired (1999)                                                 (3,695)         (585)        (3,204)
                                                                        ---------     ---------      ---------

           Net cash used in investing activities                           (5,575)      (10,146)       (10,910)
                                                                        ---------     ---------      ---------

    Cash flows from financing activities:

        Dividends paid                                                     (1,974)       (1,991)        (1,975)
        Reissuance of common stock                                            695         1,671          1,480
        Purchase of common stock                                             (154)       (4,978)        (7,302)
        Proceeds from exercise of stock options                            11,247         2,268             68
        Proceeds from short term notes payable                             (2,607)        4,024          4,850
        Increase in long term debt and notes payable                           --         3,829             --
        Principal payments of long-term debt and notes payable               (970)       (7,250)          (882)
                                                                        ---------     ---------      ---------
           Net cash provided by financing activities                        6,237        (2,427)        (3,761)
                                                                        ---------     ---------      ---------

           Effect of foreign currency translation                            (189)       (1,780)            --
                                                                        ---------     ---------      ---------
    Net increase in cash and cash equivalents                              23,423           951          4,055
    Cash and cash equivalents at beginning of year                          7,606         6,655          2,600
                                                                        ---------     ---------      ---------
    Cash and cash equivalents at end of year                            $  31,029     $   7,606      $   6,655
                                                                        =========     =========      =========

    Supplemental disclosures of cash flow information:
        Cash paid during the year for:
           Interest                                                     $   1,034     $     486      $     421
           Income taxes                                                 $   5,769     $   6,646      $   6,264

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

      For comparability, certain 1999 and 2000 amounts have been reclassified, where appropriate, to confirm to the financial statement presentation used in 2001.

      Inventory:

      Inventory is stated at the lower of cost (first-in, first-out method) or market.

      Depreciation:

      Depreciation and amortization of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

      Income Taxes:

      Income taxes are based upon amounts included in the Consolidated Statement of Income. Deferred income taxes represent the tax effect of temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes.

      Revenue Recognition:

      In the case of product sales, the point of sales for the Company's products is upon shipment to the customer pursuant to the customer's purchase order and the Company's sales policy is that title to the sales passes upon shipment from Vital Signs' manufacturing facility. Two subsidiaries earn their revenue from service activities. In the case of service activities, their sales are recorded when the service is performed and completed.

      As also noted in Note 17, certain of the Company's sales are made through national and regional medical supply distributors. Sales to distributors are made at a sales amount that includes a premium charge. Once the distributor has provided documentation that the product was shipped to the end user (the hospital), the distributor is then due a rebate against this sales price. The rebate amount is specified in the sales agreement between the Company, the distributor and the hospital. The Company records the sale upon shipment of the product in accordance with its sales policy and in the same period records an estimated sales allowance for the expected sales rebate to the distributor. This sales rebate allowance is recorded as a reduction of the gross sale and is calculated based on a historical moving average of sales rebates granted to gross amounts sold to distributors.

      In December 1999, the SEC issued SAB 101 Revenue Recognition in Financial Statements. SAB 101, as amended was implemented by the Company during the year ended September 30, 2001.

The implementation of SAB 101 had no effect on the Company's consolidated financial position, results of operations or cash flows.

      Goodwill and Other Intangible Assets:

      Goodwill and other intangible assets arising from business acquisitions accounted for under the purchase method are amortized over periods up to 40 years using the straight-line method.

      The Company reviews the carrying value of long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the amounts may not be recoverable. If the events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets. In addition, at each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include (i) current operating results, (ii) projected future operating results, and (iii) any other material factors that effect the continuity of the business.

      Goodwill, consists of the following:

                         -------------------------------------------------------
                                              ACCUMULATED       AMORTIZATION
                               COST           AMORTIZATION         PERIOD
                         -------------------------------------------------------
                                             (in thousands)

      Goodwill    2001      $   61,929         $   13,751         40 years
                  2000          59,885             12,632         40 years

      Cash and Cash Equivalents:

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company believes it is not exposed to any significant credit risk with respect to its highly liquid investments in money market securities and its commercial banking facilities.

      Net Income Per Share of Common Stock:

      Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 217,000, 141,000 and 75,000 in 2001, 2000 and 1999, respectively, were used in the calculation of diluted earnings per common share.

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

      Accounting for Stock-Based Compensation:

      The Company measures stock-based compensation cost for its employees and directors using Accounting Principles Board ("APB") Opinion No. 25, as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and complies with the other provisions and the disclosure-only requirements of SFAS No. 123. Accordingly, the Company recognizes compensation expense for options granted to employees and directors as the difference, if any, between the market price of the underlying common stock on the date of grant and the exercise price of the option.

      Business Segment Reporting:

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company designs, manufactures and distributes single-use medical products and therapeutic devices. The Company's other business segments do not meet the criteria for separate disclosures.

      Translation of Foreign Currency Financial Statements:

      The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments, net of deferred taxes, is reflected as a separate component of stockholders' equity (accumulated other comprehensive loss) until there is a sale or liquidation of the underlying foreign subsidiary.

      Recent Accounting Pronouncements:

      In June, 2001 the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and purchase business combinations for which the date of acquisition is July 1, 2001 or later. The Company does not believe that SFAS 141 will have a material impact on its financial position or results of operations.

      Also in, June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. Earlier application is permitted for certain entities and the Company is considering adopting SFAS No. 142 as of October 1, 2001. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually. The Company is in the process of analyzing SFAS No. 142 but is unable to report the effect that the adoption of SFAS No. 142 will have on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is in the process of analyzing SFAS No. 144 but at this time does not believe that SFAS No. 144 will have a material effect on its financial position or results of operations upon its adoption.

Note 2 - Acquisitions/Dispositions:

      As part of the Company's strategic plan to expand significantly into the obstructive sleep apnea field, the Company embarked on two strategic acquisitions in which an interest in a European sleep therapeutic business was acquired in 1999 followed by the acquisition of a sleep diagnostic business in the United States in 2000. The Company purchased an additional interest in the European sleep therapeutic business during 2001. The financial details of these acquisitions are described below.

NATIONAL SLEEP TECHNOLOGIES, INC.

      The Company invested cash of $5.3 million in 1998 and $5.1 million in 1999 for common share ownership in National Sleep Technologies, Inc.("NST"), a privately held company. In 1999, the common share ownership in NST was renegotiated into a convertible preferred stock investment. In the third quarter of Fiscal 2000, the Company converted its preferred stock holdings in NST into common stock. Upon such conversion, the Company acquired an 84% ownership in NST.

      The total value of the Company's investment in NST as of September 30, 2000 was $10.4 million. The assets acquired amounted to approximately $4 million and liabilities assumed approximately $6 million. This acquisition has been accounted for as a purchase resulting in an excess of purchase price over the fair value of net assets acquired of approximately $12.8 million. The goodwill is being amortized over 40 years.

      The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000.

BREAS MEDICAL AB

      Through September 30, 2000, the Company had acquired a 53% interest in Breas Medical AB, ("Breas") a European manufacturer of personal ventilators for Obstructive Sleep Apnea ("OSA") and other applications, for an aggregate investment of approximately $15.2 million, of which $585,000 was expended in 2000. The assets acquired amounted to approximately $7 million and liabilities assumed approximately $2 million. This acquisition has been accounted for as a purchase, resulting in an excess of purchase price over the fair value of net assets acquired of approximately $11.5 million. As of May 2, 2001, the Company purchased an additional 41% of Breas, bringing the Company's ownership percentage to 94%. The Company paid approximately $3.7 million upon signing a definitive agreement, with the balance payable based on a multiple of Breas' sales and earnings for the twelve months ending March 31, 2002. The total purchase price for the additional 41% ownership interest will be no less than 102 million Swedish Krona (currently $9.8 million) or more than 322 million Swedish Krona (currently $30.8 million). Goodwill relating to the Breas transactions amounted to $17.9 million at September 30,2001 and is being amortized over 40 years.

      Vital Signs has reflected the operations of Breas as a consolidated subsidiary effective June 1,

1999.

      The investments in NST and Breas were accounted for under the equity method of accounting for periods prior to the acquisition of the controlling interest in Breas and the conversion of Common Stock to Preferred Stock in NST. Earnings or losses from investments in which the Company maintains a minority common stock interest are reflected in the Company's earnings based on the Company's prorata ownership interest. Net earnings (loss) from these investments for the years ended September 30, 2000 and 1999 aggregated ($235,000) and $178,000, respectively.

Disposition:

      In September 1999, the Company made a decision to sell its Blow-Fill-Seal ("BFS") machine fabrication division (the Vital Pharma machine division) and, accordingly, the statement of income for all periods presented has been restated to reflect the net operations of this division as a discontinued operation.

      The following summary, pro forma, unaudited data of the Company reflects the acquisitions of Breas and National Sleep Technologies as if they had occurred on October 1, 1999.

                                  ----------------------------------------------
                                               PROFORMA/UNAUDITED
                                  ----------------------------------------------
                                     (in thousands except per share amounts)
                                  ----------------------------------------------
                                   FISCAL 2001     FISCAL 2000     FISCAL 1999
                                  ----------------------------------------------
Net sales                           $  166,236     $   158,336      $  147,801
Net income                          $   10,431     $    13,105      $   16,547
Basic net income per share          $      .83     $      1.08      $     1.35
Diluted net income per share        $      .81     $      1.06      $     1.34

Note 3 - Inventory:

Inventory consists of the following:

                                             -----------------------------------
                                                         SEPTEMBER 30,
                                             -----------------------------------
                                                   2001                 2000
                                             ------------------   --------------
                                                         (IN THOUSANDS)

      Raw materials                          $       14,832          $    13,323
      Finished goods                                 11,152               10,641
                                             --------------          -----------

                                             $       25,984          $    23,964
                                             ==============          ===========

Note 4 - Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

                                                          SEPTEMBER 30,
                                              ----------------------------------
                                                    2001                2000
                                              -----------------   --------------
                                                         (IN THOUSANDS)

      Note and related party receivables      $        1,417         $     1,478
      Prepaid taxes                                    4,516               2,556
      Deferred tax asset  (see Note 15)                  923                 382
      Prepaid insurance                                  390                 271
      Other                                            1,653               1,674
                                              --------------         -----------

                                              $        8,899         $     6,361
                                              ==============         ===========

      Related party receivables at September 30, 2001, consist principally of
(i) a $1 million note (September 30, 2001 balance of interest due was $200,000) due from the CEO and minority shareholder of Breas Medical that bears interest at 6.0%, is payable June 30, 2002 and is collateralized by the purchase price due from the Company for his shares, and (ii) $217,000 due from a related company that was paid in full within 30 days after the year end.

      Related party receivables at September 30, 2000 consist principally of (i) a $1 million note (September 30, 2000 balance of interest due was $137,000) due from the CEO and minority shareholder of Breas Medical that bears interest at 6.0%, is payable June 30, 2002 and is collateralized by his shares of Breas,
(ii) a $281,000 receivable from two companies in which the Company had made minority investments and (iii) $46,000 due from a related company that was paid in full within 30 days after the year end.

Note 5 - Marketable Securities:

      The following is a summary of available-for-sale securities and other investments:

                                                       AVAILABLE-FOR-SALE-SECURITIES
                               -------------------------------------------------------------------------
                                       SEPTEMBER 30, 2001                      SEPTEMBER 30, 2000
                               -----------------------------------    ----------------------------------
                                                             (IN THOUSANDS)
                               -------------------------------------------------------------------------
                                                       GROSS                                    GROSS
                                                     UNREALIZED                               UNREALIZED
                                FAIR                  HOLDING           FAIR                   HOLDING
                                VALUE      COST        GAINS            VALUE       COST        LOSSES
                               -------------------------------------------------------------------------
Available-for-sale securities:

Federal mortgage obligations   $    486   $   466    $      20        $     551    $   560     $     (9)
                               ========   =======    =========        =========    =======    =========

      At September 30, 2001 investments in debt securities classified as available-for-sale securities mature in 5 - 10 years.

      Realized gains and losses are determined on the basis of specific identification. During the years ended September 30, 2001 and 2000, sales proceeds for securities classified as available for sale securities were $65,000 and $13,000, respectively. There were no gains or losses in Fiscal 2001 and 2000. During the year ended September 30, 1999, sales proceeds and gross realized gains and losses on securities classified as available for sale securities were $6,195,637, $8,622 and $(25,089), respectively. Stockholders' equity at September 30, 2001, 2000, and 1999 includes a change in unrealized holding gain (loss), net of related tax effect, on available-for-sale securities of $17,000, $(3,000), and $(16,000), respectively.

Note 6 - Property, Plant and Equipment:

      Property, plant and equipment, at cost, consists of the following:

                                          -------------------------------------------------------
                                                    SEPTEMBER 30,
                                          -----------------------------------       ESTIMATED
                                               2001               2000             USEFUL LIFE
                                          ----------------   ----------------    ----------------
                                                    (IN THOUSANDS)

Land                                      $       3,222      $       3,250
Building and building improvements               19,090             23,157        30 to 40 years
Equipment and molds                              33,542             42,596         5 to 20 years
Fixtures and office equipment                     1,276              2,334         5 to 15 years
Transportation equipment                             74                 47               5 years
                                          -------------      -------------
                                          $      57,204      $      71,384
Less accumulated depreciation and
    amortization                                 21,494             18,368
                                          -------------      -------------
                                          $      35,710      $      53,016
                                          =============      =============

      Certain portions of the Company's property, plant and equipment is pledged as collateral for the Company's long-term debt (see Note 7).

Note 7 - Notes Payable and Long-term Debt:

      Long term debt consists of the following:

                                                     -------------------------
                                                           SEPTEMBER 30,
                                                       2001             2000
                                                     -------------------------
                                                           (IN THOUSANDS)
                                                     -------------------------

Industrial Revenue Bonds ("IRB") payable             $   1,900       $   2,100
Other                                                      299           1,146
                                                     ---------       ---------
Total long-term debt                                     2,199           3,246
Less current portion                                       357             535
                                                     ---------       ---------
                                                     $   1,842       $   2,711
                                                     =========       =========

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

      The IRB is payable in varying installments with interest at rates ranging from 8.10% to 8.625% per annum through December 2009. The IRB agreement, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 2001 and 2000, the Company was in compliance with all financial covenants.

      At September 30, 2001 and 2000, the Company also had $5,645,000 and $8,756,000, respectively, outstanding under a credit line. At September 30, 2001 and 2000 the credit line of $5,541,000 and $4,732,000, respectively, had interest rates that ranged between 3.99% and 5.28%. The credit line is due within one year.

      Maturities of notes payable and long-term debt are as follows:

      -----------------------------------
          YEAR ENDING SEPTEMBER 30,
      -----------------------------------
                                              (IN THOUSANDS)

                     2002                       $    6,003
                     2003                              257
                     2004                              256
                     2005                              228
                     2006                              200
                  Thereafter                           900
                                                ----------
                                                $    7,844
                                                ==========

Note 8 - Accrued Expenses:

Accrued expenses consist of the following:

                                              -----------------------------
                                                       SEPTEMBER 30,
                                              -----------------------------
                                                  2001              2000
                                              -----------       -----------
                                                       (IN THOUSANDS)

Interest                                      $       148       $       162
Payroll and vacations                               2,620             2,166
Professional fees                                   1,149               546
Sales expenses                                        150               252
Income and other taxes payable                        309               579
Other                                               1,276             1,153
                                              -----------       -----------
                                              $     5,652       $     4,858
                                              ===========       ===========

Note 9 - Other Current Liabilities:

      Other currant liabilities consist of:

                                                --------------------------------
                                                         SEPTEMBER 30,
                                                --------------------------------
                                                     2001             2000
                                                --------------------------------
                                                         (in thousands)

Amount related to acquisitions                  $      11,747    $       6,103

Note 10 - Other Expense - Net:

      Other expense - net consists of the following:

                                                  -----------------------------------------------
                                                                FOR THE YEAR ENDED
                                                                  SEPTEMBER 30,
                                                  -----------------------------------------------
                                                      2001             2000             1999
                                                  -----------      -----------      -----------
                                                                 (IN THOUSANDS)
Amortization of deferred credit                   $       ---      $       ---       $      (91)
Charitable contributions of inventory                     485              428              417
Non performing investments (a)                            ---              453              ---
Severance                                                  56              573              ---
Litigation costs                                          ---              ---              162
Other                                                    (869)             625              (31)
                                                  -----------      -----------      -----------
                                                  $      (328)     $     2,079      $       457
                                                  ===========      ===========      ===========

      (a) At year end September 30, 2000, two of the Company's assets, consisting of a minority equity interest in a medical device company and advances relating to a license agreement, were determined to be impaired. The impairment analysis included reference to the trading value of the medical device company and discounted cash flow analysis with respect to advances made under a license agreement. The valuation shortfall resulted in charges to earnings of $248,000 and $205,000, respectively.

Note 11 - Special Charge:

      During the quarter ended June 30, 2001, the Company conducted a review by an outside appraiser to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc., which has sustained significant operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.2 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

      During the year ended September 30, 2000, the Company recorded a special charge of $7.8 million relating to a legal settlement and other litigation matters. See Note 13.

Note 12 - Commitments:

      Leases:

      The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,752,000, $1,826,000, and 1,523,000 has been charged to operations for the years ended September 30, 2001, 2000, and 1999, respectively. The Company's commitment under such leases is as follows:

      ------------------------------------------------------------
          YEAR ENDING SEPTEMBER 30,             (IN THOUSANDS)
      ------------------------------------------------------------
                     2002                                1,692
                     2003                                  717
                     2004                                  350
                     2005                                  116
                                                  ------------
                                                  $      2,875
                                                  ============

      Employment Agreements:

      The Company has entered into employment agreements, aggregating $2,300,429 which expire at various dates through September, 2005.

Note 13 - Contingent Liabilities:

      Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company in the normal course of business, including those pertaining to patent and trademark issues and product liability matters. Where the Company has deemed a loss probable, the amount of the expected loss, has been accrued. While the amounts claimed or expected to be claimed in other matters may be substantial, the ultimate liability cannot now be determined because of the inherent uncertainties surrounding the litigation and the considerable uncertainties that exist. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

      On July 27, 2000, the Company entered into a settlement agreement with SIMS Portex, Inc. to settle the patent infringement action pending against the Company in the United States District Court for the Northern District of Illinois concerning certain of the Company's manual resuscitators. The parties agreed to dismiss the action with prejudice and the Company was granted a non-exclusive license under the SIMS Portex, Inc. patent. The Company incurred a special charge of $7.8 million for the quarter ended June 30, 2000 to cover the cost of this litigation and settlement, and other litigation matters.

      For a detailed discussion of current legal actions, see Item 3 of this annual report on Form 10-K.

Note 14 - Stockholders' Equity:

Preferred Stock:

      The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2001 or 2000.

Stock Options:

Transactions relating to stock options are as follows:

                                   ---------------------------------------------
                                                             WEIGHTED AVERAGE
                                     NUMBER OF SHARES        PRICE PER SHARE
                                   ---------------------   ---------------------

Balance September 30, 1998:               1,025,865               $   18.84
        Granted                             150,186               $   19.49
        Exercised                            (8,025)              $    8.61
        Expired/canceled                    (61,510)              $   17.97
                                         ----------               ---------

Balance September 30, 1999:               1,106,516               $   19.05
        Granted                             276,897               $   19.33
        Exercised                          (174,006)              $   14.14
        Expired/canceled                    (35,061)              $   20.96
                                         ----------               ---------

Balance September 30, 2000:               1,174,346               $   19.72
        Granted                              83,015               $   31.37
        Exercised                          (644,082)              $   19.61
        Expired/canceled                   (157,022)              $   19.04
                                         ----------               ---------
Balance September 30, 2001:                 456,257               $   22.23
                                         ==========               =========

      The weighted average fair value per share calculated using the Black-Scholes method for options granted during the years ended September 30, 2001, 2000, and 1999 amounted to $11.69, $6.90, and $7.18 respectively.

      The Company's Board of Directors and stockholders have approved the adoption of a stock option plan for employees, a stock option plan for directors and a stock option plan for two executive officers which provide for the grant of options to purchase a maximum of 775,000 shares, 100,000 shares and 200,000 shares, respectively, of the Company's common stock. Options may be granted at prices not less than fair value at the date of grant. In addition to options granted pursuant to Company benefit plans, the Company has granted certain stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

      In addition to options granted pursuant to Company benefit plans, the Company has granted certain stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

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

      Under the employee stock option plan, options vest ratably over a 5 year period with respect to certain options and over 2 years with respect to the Company's options granted as part of its investment plan. Both plans provide that options have a maximum life of ten years. Under the director stock option plan, options vest in a similar manner as the employee plans and have a maximum life of

10 years. Under a stock option plan established for two of the executive officers, options vest over 5 years and have a maximum life of 10 years.

      In connection with the plans described above, options covering 1,282,470 shares (excluding lapsed shares) have been granted through September 30, 2001.

      The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the years ended September 30, 2001, 2000, and 1999, would approximate the pro forma amounts indicated in the table below (dollars in thousands):

--------------------------------------------------------------------------------
      YEAR ENDED SEPTEMBER 30            2001           2000            1999
--------------------------------------------------------------------------------

Net income - as reported              $   10,103      $   13,932      $   17,346

Net income - pro forma                $    9,557      $   12,684      $   15,825

Basic net income per common
share - as reported                   $     0.80      $     1.14      $     1.42

Diluted net income per common
    share - as reported               $     0.79      $     1.13      $     1.41

Basic net income per common
    share - pro forma                 $     0.76      $     1.04      $     1.29

Diluted net income per common
    share - pro forma                 $     0.74      $     1.03      $     1.28
--------------------------------------------------------------------------------

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 2001, 2000 and 1999, respectively: expected volatility of 36%, 30% and 35% respectively, risk-free interest rate of 4.8%, 6.3% and 5.4% respectively, dividend yield rate of .6%,
 .9%, and .8%, respectively, and all options have expected lives of 5 years.

      The following table summarizes information about fixed stock options outstanding at September 30, 2001:

                            -----------------------------------------------------------------------
                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                            ----------------------------------------    ---------------------------
                                             WEIGHTED-
                               NUMBER         AVERAGE       WEIGHTED-        NUMBER       WEIGHTED-
                             OUTSTANDING     REMAINING       AVERAGE       EXERCISABLE     AVERAGE
             RANGE OF       AT SEPTEMBER    CONTRACTUAL     EXERCISE      AT SEPTEMBER    EXERCISE
         EXERCISE PRICES      30, 2001      LIFE (YEARS)      PRICE         30, 2001        PRICE
        -----------------   ----------------------------------------    ---------------------------
1.      $   9.25 $  15.75        15,987           3.7     $    13.26         15,337     $    13.16
2.      $  16.87 $  19.25       119,475           7.3          18.00         64,327          18.08
3.      $  20.00 $  24.50       237,780           6.3          21.77        179,854          21.75
4.      $  29.00 $  29.25        67,015           9.7          29.02          1,425          29.25
5.      $  41.20 $  41.20        16,000           9.4          41.20          8,000          41.20
                                -------           ---     ----------        -------     ----------

                  Total:        456,257           7.1     $    22.23        268,943     $    21.00
                                =======           ===     ==========        =======     ==========

Note 15 - Income Taxes:

The provision for income taxes consists of the following components:

                       ------------------------------------------------------
                                 FOR THE YEAR ENDED SEPTEMBER 30,
                       ------------------------------------------------------
                            2001               2000               1999
                       ----------------   ----------------   ----------------
                                           (IN THOUSANDS)

Current:
    Federal            $     2,684        $     4,875           $  6,782
    State                      219                422                384
    Foreign                    164                504                415

Deferred:
    Federal                    953               (595)               315
    State                       45                (43)               116
                       -----------        -----------           --------

                       $     4,065        $     5,163           $  8,012
                       ===========        ===========           ========

      Below is a breakdown of U.S. and Foreign pre-tax accounting income:

                            ---------------------------------------------------
                                 2001              2000              1999
                            ---------------------------------------------------
                                              (IN THOUSANDS)
United States                  $ 13,530          $ 16,731           $ 25,167
Foreign                             647             2,751              1,001
                               --------          --------           --------
Total Pre-Tax Income:          $ 14,177          $ 19,482           $ 26,168
                               ========          ========           ========

      The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:

                                             --------------------------------
                                                        SEPTEMBER 30,
                                             --------------------------------
                                                   2001               2000
                                             --------------------------------
                                                       (IN THOUSANDS)

Undistributed DISC earnings                  $        (96)      $        (96)
Net operating loss carryforward from
    acquisition (Note 2)                              715                439
Other                                                 304                 39
                                             ------------       ------------
                                             $        923       $        382
                                             ============       ============

      The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

                                      -------------------------------------
                                                 SEPTEMBER 30,
                                      -------------------------------------
                                            2001               2000
                                      -------------------------------------
                                                 (IN THOUSANDS)

Net operating loss carryforward
    from acquisition (Note 2)         $       3,362      $       2,248
Accelerated depreciation                     (1,007)            (1,139)
State net operating loss
    carryforward                                739                316
Undistributed DISC earnings                    (226)              (320)
Accrued expenses                              1,762                936
Other                                           372                194
                                      -------------      -------------
                                      $       5,002      $       2,235
                                      =============      =============

      At September 30, 2001, the Company has federal net operating loss carryforwards of approximately $11,244,000 to offset future taxable income. These net operating loss carryforwards expire from 2007 through 2010. The annual amount available to offset consolidated taxable income is limited to approximately $1,887,000 under Section 382 of the Internal Revenue Code. In addition, at September 30, 2001, the Company has available $8,207,000 of net operating loss carryforwards to offset future state taxable income. These state operating loss carryforwards expire in 2005 through 2006.

      The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                --------------------------------
                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                    2001     2000     1999
                                                    ----     ----     ----

Statutory federal income tax rate                   34.1%    34.3%    35.0%
State income taxes net of federal tax benefit        1.0      1.3      1.2
Product contributions                                (.9)     (.6)     (.6)
Tax credit for Research and Development             (1.3)    (3.0)     (.6)
Benefit from foreign sales corporation              (2.8)    (2.5)     (.8)
Amortization of acquired intellectual property       (.9)     (.9)     (.7)
Foreign net operating loss carryforward               --     (1.0)     (.8)
Other                                                (.5)    (1.1)    (2.1)
                                                    ----     ----     ----
    Effective income tax rate                       28.7%    26.5%    30.6%
                                                    ====     ====     ====

      For the years ended September 30, 2001, 2000 and 1999, the Company recognized for income tax purposes a tax benefit of $759,000, $76,000 and $329,000, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in each year.

Note 16 - Allowance for Doubtful Accounts:

Information relating to the allowance for doubtful accounts is as follows:

                                        ---------------------------------------------------------
                                         BALANCE AT    CHARGED TO
                                         BEGINNING      COSTS AND                    BALANCE AT
             DESCRIPTION                  OF YEAR       EXPENSES       DEDUCTIONS    END OF YEAR
-------------------------------------------------------------------------------------------------
                                                     (IN THOUSANDS)
Allowance for doubtful accounts:
    Year ended September 30,

              1999                      $   638        $     158       $   552 (A)    $   244
                                        =======        =========       ===========    =======

              2000                      $   244        $     515       $   188 (A)    $   571
                                        =======        =========       ===========    =======

              2001                      $   571        $     363       $   498 (A)    $   436
                                        =======        =========       ===========    =======

(A) Write-off of uncollectible accounts receivable.

Note 17 - Significant Customers:

      A portion of the Company's hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2001, 2000 and 1999, respectively, 27%, 26% and 32% of the Company's sales were made in this distribution channel. In each fiscal year 2001, 2000 and 1999, one of the larger national distributors represented approximately 13%, 14% and 13%, respectively, of net sales. The same customer represented approximately 17% and 14% of outstanding accounts receivable at September 30, 2001 and 2000, respectively.

      The following table sets forth, for each of the past three fiscal years, the amount of revenues represented by the Company's anesthesia products, respiratory/critical care products, and sleep therapy products:

                             ---------------------------------------------------
                                           YEAR ENDED SEPTEMBER 30
                             ---------------------------------------------------
                                    2001             2000              1999
                             ---------------------------------------------------
                                                  (in millions)
Anesthesia                      $   68.8           $  65.1          $    61.0
Respiratory/Critical Care           67.0              64.4               64.6
Sleep Therapy                       30.4              20.8                4.7
                             ---------------   ---------------    --------------
Total                           $  166.2           $ 150.3          $   130.3

Note 18 - International Sales:

      The international sales for the fiscal years ended September 30, 2001, 2000 and 1999 of approximately $37,801,000, $35,000,000 and $22,000,000, respectively, were sold principally to customers in Europe, Asia and Australia.

Note 19--Related Party:

      One of the Company's subsidiaries, Thomas Medical Products, provides product development and manufacturing services to X-Site, LLC ("X-Site"), a company engaged in the development of specialized cardiovascular products. Three of the shareholders of X-Site are also shareholders and officers of the Company and one additional shareholder of X-Site is an outside member of the Company's Board of Directors. X-Site paid Thomas Medical Products approximately $298,000, $113,000 and $227,000 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively, for these services. In addition, the Company provides certain accounting services for X-Site, in which various suppliers of X-Site, including the Company's subsidiary, were paid by the Company. X-Site, in turn, reimburses the Company. During the years ended December 31, 2001, 2000 and 1999, X-Site reimbursed the Company in the amount of approximately $854,000, $1,162,000 and $1,209,000, respectively. Amounts due from X-Site are included in other current assets on the Company's consolidated balance sheet and amounted to approximately $217,000 and $46,000 at September 30, 2001 and 2000, respectively. The Company believes that the overall terms of the above described arrangements with X-Site are no less favorable to the Company than terms that would be available from similarly situated third parties.

Note 20 - Quarterly Financial Data (unaudited):

      The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2001 and 2000:

Fiscal Year Ended September 30, 2001:

                                                                              DILUTED
                                                            BASIC EARNINGS  EARNINGS PER
                 TOTAL REVENUE  GROSS PROFIT   NET INCOME     PER SHARE        SHARE
----------------------------------------------------------------------------------------
1st Quarter        $  40,598     $  20,931       $  5,903      $   .48        $   .47
2nd Quarter           40,874        21,019          6,088          .49            .48
3rd Quarter           42,504        21,786         (8,333)        (.65)          (.65)
4th Quarter           42,260        21,487          6,445          .50            .50
                   $ 166,236     $  85,223       $ 10,103      $   .80        $   .79
----------------------------------------------------------------------------------------

Fiscal Year Ended September 30, 2000:
1st Quarter        $  37,113     $  19,543       $  4,975      $   .41        $   .40
2nd Quarter           35,481        18,385          4,487          .37            .36
3rd Quarter           37,085        19,318           (832)        (.07)          (.07)
4th Quarter           40,632        20,842          5,302          .44            .44
                   $ 150,311     $  78,088       $ 13,932      $  1.14        $  1.13

                                    PART III

      Item 10. Directors of the Registrant

      The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

      Item 11. Executive Compensation

      The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

      Item 13. Certain Relationships and Related Transactions

      The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2002 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the registrant's most recently completed fiscal year, the registrant will provide such information by means of an amendment to this Annual Report on Form 10-K.

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

10.5 Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

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

10.7 Form of Stock Option Agreement for certain employees of Thomas Medical Products, Inc.

21.1        Subsidiaries of the Registrant.

23.1        Consent of Goldstein Golub Kessler LLP.

24.1        Power of Attorney.

27.1        Financial Data Schedule.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of December, 2001.

                                        VITAL SIGNS, INC.

                                        By:    /s/  Herbert Javer
                                               ---------------------------------
                                               Herbert Javer
                                               Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                DATE
----------                -----                                ----


/s/ Terence D. Wall*      President, Chief Executive Officer   December 19, 2001
-----------------------   and Director
Terence D. Wall


/s/ David J. Bershad*     Director                             December 19, 2001
-----------------------
David J. Bershad


/s/ Anthony J. Dimun      Director                             December 19, 2001
-----------------------
Anthony J. Dimun


/s/ Stuart M. Essig*      Director                             December 19, 2001
-----------------------
Stuart M. Essig


/s/ E. David Hetz*        Director                             December 19, 2001
-----------------------
E. David Hetz


/s/ Joseph J. Thomas*     Director                             December 19, 2001
-----------------------
Joseph J. Thomas


/s/ Barry Wicker*         Executive Vice President, Sales      December 19, 2001
-----------------------   and Director
Barry Wicker


*By:    /s/
        ----------------------------
        Herbert Javer, Chief Financial and Accounting Officer

                           STATEMENT OF DIFFERENCES
                           ------------------------

The trademark symbol shall be expressed as..............................'TM'
The registered trademark symbol shall be expressed as................... 'r'
Characters normally expressed as subscript shall be preceded by......... [u]
The Greek letter Theta shall be expressed as............................ [T]