Form 10-K405/A
period 2001-09-30
VITAL SIGNS INC
filed 2002-02-12
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A1

                  Amended to set forth information in Part III.

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

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

Number of shares of Common Stock outstanding as of November 27, 2001:
12,935,656.

                                    PART III

Item 10.  Directors of the Registrant

The following table presents certain information regarding the directors of the
Company:

                                Director       Expiration
Name and Age (A)                 Since          of Term           Business Experience (B)
----------------                 -----          -------           -----------------------
Terence D. Wall, 60              1972            2002         President and Chief Executive Officer of the
                                                              Company. Mr. Wall presently serves
                                                              on the Board of Directors of Bionx Implants, Inc.



David J. Bershad, 61             1991            2002         Member of the law firm of Milberg Weiss
                                                              Bershad Hynes & Lerach LLP. Mr. Bershad
                                                              presently serves on the Board of
                                                              Directors of Bionx Implants, Inc.



Anthony J. Dimun, 58             1987            2002         Chairman, Nascent Enterprises, LLC (2001 to
                                                              Present); Executive Vice President, Chief
                                                              Financial Officer and Treasurer of the Company
                                                              (1991 to 2001); Secretary of the Company (December
                                                              1991 to December 1998); Principal Owner, Strategic
                                                              Concepts, Inc. (financial and acquisition advisory
                                                              firm) (1988 to present). Mr. Dimun presently
                                                              serves on the Board of Directors of Bionx
                                                              Implants, Inc., and Colorado MEDtech, Inc.



Stuart M. Essig, 40              1998            2002         President and Chief Executive Officer and a
                                                              Director of Integra Life Sciences Holdings
                                                              Corporation (a medical technology company) (1997
                                                              to present); Managing Director and various
                                                              positions with Goldman, Sachs & Co. (an investment
                                                              banking firm) (1988 to 1997). Mr. Essig presently
                                                              serves on the Board of Directors of St. Jude
                                                              Medical Corporation.



E. David Hetz, 43                2000            2002         Private investor (November 1999 to present);
                                                              Senior Advisor (June 1999 to November 1999) and
                                                              Managing Director and Director of Mergers and
                                                              Acquisitions (prior years to June 1999) of
                                                              Robertson, Stephens & Co. (investment banking
                                                              firm). Mr. Hetz is also a director of I-many, Inc.



Joseph J. Thomas, 65             1992            2002         President of Thomas Medical Products, Inc. (a
                                                              subsidiary of the Company) ("TMP") (1990 to
                                                              present).



Barry Wicker, 61                 1985            2002         Executive Vice President - Sales
                                                              of the Company.

---------------------

     (A)  Ages are presented as of September 30, 2001.

     (B) In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. Messrs. Wall, Bershad and Dimun have invested together (and serve together as Board members) in Bionx Implants, Inc. Messrs. Wall and Bershad have invested together (and serve as Board members) in Omnisonics, Inc. (formerly Sonokinetics, Inc.). The Company is a shareholder, and Messrs. Wall and Dimun are shareholders, of EchoCath, Inc. Messrs. Wall, Dimun, Bershad, Thomas and Hetz are investors in X-Site, LLC. (See "Certain Relationships and Related Transactions").

Section 16(a)     Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended September 30, 2001.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth, for the fiscal years ended September 30, 1999, 2000 and 2001, the annual and long-term compensation of the Company's Chief Executive Officer and the other individuals who served as executive officers of the Company during fiscal 2001 (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                           Long Term
                           Annual Compensation                                            Compensation
                           -------------------------------------------------------------     Common
                                                                         Other Annual    Shares Subject to       All Other
Name and Principal Position           Year     Salary      Bonus(A)     Compensation (B)  Options Granted     Compensation(C)
---------------------------           ----     ------      --------     ----------------  ---------------     ---------------
Terence D. Wall................      2001    $225,000     $31,035         $6,000             7,758              $4,902
President and Chief Executive        2000     225,000      18,634          6,000            24,916               4,109
Officer                              1999     225,000      10,695          6,000               ---               5,088

Anthony J. Dimun...............      2001     117,700      22,138          8,400             9,638               3,098
Executive Vice President and         2000     180,000      14,983         12,600            31,124               3,760
Chief Financial Officer (D)          1999     180,000       8,608         12,600             9,638               4,482

Barry Wicker...................      2001     151,250      20,993          6,000             9,638               3,554
Executive Vice President - Sales     2000     151,250      12,625          6,000             8,304               3,606
                                     1999     151,250       7,331          6,000             9,638               3,574

Joseph J. Thomas...............      2001     156,000     208,104          ---                ---                2,433
President of TMP (E)                 2000     150,000        --            ---                ---                  606
                                     1999     150,000      13,500          ---                ---                1,644

Joseph Bourgart................      2001         ---         ---          ---                ---               23,828
Executive Vice President and
Chief Financial Officer (F)

-------------------------

     (A) Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid. Bonuses earned in fiscal 2001 were awarded under the Company's Well-Pay Policy and in conjunction with the Company's performance incentive program. The Well-Pay Policy covers all Company personnel working in the Company's headquarters in Totowa, New Jersey and in certain of the Company's subsidiaries. Under the Policy, an additional day's pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $400 are earned by employees having perfect attendance for one or more consecutive years.

     (B) Comprised entirely of monthly car allowances and, with respect to Mr. Dimun, an entertainment allowance of $550 per month.

     (C) "Compensation" reported under this column for the year ended September 30, 2001 (other than for Mr. Bourgart who was paid as a consultant, see footnote E) includes: (i) contributions of $2,625, $2,625, $2,153, and $2,433, respectively, for Messrs. Wall, Dimun, Wicker and Thomas, respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under "Salary") made by each named Officer to that Plan and (ii) premiums of $2,277, $473, $1,401, and $0, respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Dimun, Wicker and Thomas, respectively.

     (D) Mr. Dimun retired in May, 2001. Not included in the compensation is $25,208 in consulting fees paid after Mr. Dimun's retirement.

     (E) Effective October 1, 2001 Mr. Thomas and TMP entered into a three year employment agreement, pursuant to which Mr. Thomas will be paid a base salary of $162,240 in fiscal 2002 increased annually by the same percentage increase as salaries generally for the Company. Mr. Thomas is guaranteed an annual bonus of $212,450 during the term. He is also entitled to receive an additional bonus based on TMP's performance. Mr. Thomas' wife is also an employee of TMP and TMP has entered into a similar agreement with her. However, her first year's base salary is $74,578 and her guaranteed annual bonus is $77,757. Mr. Thomas is also entitled to an auto allowance and auto expense reimbursement of $1,466 per month. On November 30, 2001 pursuant to unsecured promissory notes bearing interest at 5.5% per annum, the Company loaned Mr. Thomas the sum of $637,350 and loaned Mrs. Thomas $233,370. The notes are due on November 30, 2004.

     (F) Mr. Bourgart joined the Company on a part-time, consulting basis in June 2001. Mr. Bourgart became a full-time employee on October 1, 2001. Payments to Mr. Bourgart were in the form of consulting fees.

Stock Options

The following table contains information regarding the grant of stock options to the Named Officers during the year ended September 30, 2001. In addition, in accordance with rules adopted by the Securities and Exchange Commission (the "SEC"), the following table sets forth the hypothetical gains or "options spreads" that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                                  Number of         Percent of                                    Potential Realizable Value
                                 Common Shares     Total Options                                   at Assumed Annual Rates of
                                  Underlying         Granted to       Exercise                    Stock Price Appreciation for
                                    Options          Employees         Price        Expiration           Option Term
Name                               Granted(A)      in Fiscal 2001    Per Share        Date            5%             10%
----                               ----------      --------------    ---------        ----            --             ---
Terence D. Wall................    7,758               9.3%          $29.00        8/31/2011        $141,490       $358,563
Barry Wicker...................    9,638             11.28%           29.00        8/17/2011         125,772        318,730
Joseph J. Thomas...............       --               --              --             --                --             --
Joseph Bourgart................       --               --              --             --                --             --

----------------------------

     (A) The options granted to Messrs. Wall, Dimun and Wicker were granted under the Company's Employee Stock Option Plan (the "Employee Plan") in connection with these individuals entering into Forbearance Agreements with the Company. Pursuant to these Forbearance Agreements, these individuals agreed not to exercise vested options which had been previously granted to them under the Company's Investment Plan for another two years. The options granted to Messrs. Wall, Dimun and Wicker in fiscal 2001 vest in full two years after the grant date. For each share purchased, the Investment Plan provides that the Company will grant the employee from one to three stock options. The option-to-stock match in effect for the options granted under the Investment Plan during the last fiscal year was two-for-one. The exercise price is equal to the closing sale price of the Company's Common Stock on Nasdaq on the last day of the window period. An employee must continue to be employed for at least two years by the Company to exercise stock options granted under the Investment Plan. If the employee retains the shares purchased during the window period, the option can be exercised at any time after the initial shares have been held for two years. In general, if the employee sells any of the shares purchased under the Investment Plan before the end of the two year holding period or directs the Company to stop making payroll deductions before all shares that the employee committed to buy are fully paid for, the options shall automatically be forfeited, unless the committee administering the Plan determines that the employee has sufficient hardship and such hardship has caused such employee to take such actions. In such event, the employee will be required to wait five years from the option grant date before options related to fully paid shares can be exercised and must be employed by the Company at such time in order to exercise such options. Pursuant to the Employee Plan and the Investment Plan, the Board of Directors or the committee which administers each Plan is authorized to accelerate the vesting of stock options in connection with a change in control.

The following table provides data regarding stock options exercised by the Named Officers during the year ended September 30, 2001 and the number of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at September 30, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise prices of existing options and $30.60, the closing sale price of the Company's Common Stock on September 30, 2001.

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

                                                                        Number of
                                                                       Shares Underlying             Value of Unexercised
                                    Shares                            Unexercised Options          In-the-Money Options at
                                  Acquired on       Value              at Year-End (#)                  Year-End ($)
                                                                       ---------------                  ------------
Name                              on Exercise (#) Realized ($) (A)  Exercisable   Unexercisable    Exercisable  Unexercisable
----                              --------------- ----------------  -----------   -------------    -----------  -------------
Terence D. Wall..............      124,000        1,781,984           71,278        32,674           595,171       245,377
Anthony J. Dimun.............      192,108        1,793,990           29,963             0            94,394             0
Barry Wicker.................       60,000          705,000           20,000        35,884           167,000       292,130
Joseph J. Thomas.............         --               --               --             --                 --            --
Joseph F. Bourgart...........         --               --               --             --                 --            --
----------------------------

     (A) The amount realized represents the aggregate fair market value of the shares acquired upon exercise of the options minus the aggregate exercise price.

Arrangements with Directors

Joseph Thomas became a director of the Company upon the Company's acquisition of TMP on September 30, 1992. In connection with the TMP acquisition, Mr. Thomas entered into an employment agreement with TMP pursuant to which Mr. Thomas was entitled to receive a salary of at least $100,000 per year (with a cost of living adjustment) during the five-year term of his employment agreement. The employment agreement has expired by its terms and Mr. Thomas continues to be employed by the Company as the President of TMP. For the year ended September 30, 2001, Mr. Thomas received a salary of $156,000.

Directors of the Company presently do not receive any cash fees for serving in such capacity.

Messrs. Bershad, Essig and Hetz, the three directors who are not employed by the Company or its subsidiaries, participate in the Company's 1991 Director Stock Option Plan (the "Director Plan"). Under the Director Plan, each outside director automatically receives options covering 4,000 shares (with an exercise price equal to fair market value on the date of grant) on an annual basis and is entitled to receive additional options at the discretion of the committee administering the Director Plan. During fiscal 2001, Mr. Bershad, Mr. Essig and Mr. Hetz were granted options covering 4,000 shares each pursuant to the Director Plan. One half of the options granted under the Director Plan vest immediately at the time of grant. Half of the balance may be exercised commencing one year after the date of grant and the remainder may be exercised commencing two years after the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Common Stock as of December 31, 2001 by each person who is known by the Company to own beneficially more than five percent of the Common Stock; (ii) trusts maintained for the benefit of the children of a director of the Company;
(iii) each Named Officer and director of the Company; and (iv) all directors and current executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by March 1, 2002.

Stockholder                                                 Number                        Percent(11)
-----------                                                 ------                        -----------
Terence D. Wall (1)(2).................................     4,262,540                        32.7
Trusts for the benefit of the minor children of
   Terence D. Wall (Anthony J. Dimun, trustee)(1)(3)...     2,420,327                        18.7
Anthony J. Dimun(1)(3).................................     2,470,934                        19.1
Dimensional Fund Advisors, Inc., 1299 Ocean Avenue,
   11th Floor, Santa Monica, CA  90401(4)..............       743,500                         5.7
Private Capital Management, Inc., 3003 Tamiami Trail N.,
   Naples, FL  34103(5)................................       679,568                         5.3
Barry Wicker(6)........................................       312,677                         2.4
David J. Bershad(7)....................................        67,582                           *
Joseph J. Thomas.......................................         --                             --
Stuart M. Essig(8).....................................         6,350                           *
E. David Hetz(9).......................................         9,000                           *
Joseph Bourgart........................................         --                             --
All directors and current executive officers as a group
   (7 persons)(10).....................................     7,149,015                        54.2

----------------------------

* Represents less than one percent.

     (1) The business address of Mr. Wall, Mr. Dimun and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512.

     (2) Includes 3,440,894 shares owned by Mr. Wall directly, 706,748 shares owned by Carol Vance Wall, Mr. Wall's wife, 18,704 shares held in the Company's 401(k) plan on Mr. Wall's behalf, and 96,194 shares covered by options exercisable by Mr. Wall. Excludes shares held in trust for the benefit of the Walls' minor children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Terence and Carol Vance Wall.

     (3) As trustee of the trusts maintained for the benefit of the minor children of Terence D. Wall, Anthony J. Dimun has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable regulations of the Securities and Exchange Commission. Mr. Dimun is also deemed to be the beneficial owner of 700 shares held in certain insurance trusts established by Mr. Wicker. He is also deemed to be the beneficial owner of 79,700 shares held by the charitable foundation described above. Accordingly, the shares reflected in the table above as shares beneficially owned by Mr. Dimun include shares held by Mr. Dimun for such trusts and foundation, 20,644 shares owned by Mr. Dimun individually, and 29,963 shares covered by options exercisable by Mr. Dimun.

     (4) In a Schedule 13G Amendment filed with the Securities and Exchange Commission on January 30, 2002, Dimensional Fund Advisors, Inc. states that it has sole power to vote and dispose of these shares in its role as investment advisor or manager.

     (5) In a Schedule 13G filed with the Securities and Exchange Commission on February 16, 2000, Private Capital Management, Inc. and Bruce S. Sherman, individually and as Chairman of Private Capital Management, Inc., state that they each have shared power to dispose or to direct the disposition of these shares.

     (6) Incudes 268,927 shares owned by Mr. Wicker dirctly, 7,142 shares held in the Company's 401(k) plan on Mr. Wicker's behalf, and 36,608 shares covered by options exercisable by Mr. Wicker. Excludes shares held in an insurance trust (which shares may not be voted or disposed of by Mr. Wicker or his wife).

     (7) Includes 8,836 shares owned by Mr. Bershad directly, 2,000 shares owned by Mr. Bershad's wife as to which Mr. Bershad disclaims beneficial ownership, and 56,746 shares covered by options exercisable by Mr. Bershad.

     (8) Includes 2,350 shares owned by Mr. Essig directly and 4,000 shares covered by exercisable options.

     (9)  Represents shares covered by options exercisable by Mr. Hetz.

     (10) Includes 252,443 shares covered by options exercisable by the Company's executive officers and directors, and 25,846 shares held in the Company's 401(k) plan; also includes shares held in trust by Mr. Dimun for Mr. Wall's children and pursuant to certain insurance trusts established by Mr. Wicker and shares held by a charitable foundation established by Terence and Carol Vance Wall.

     (11) Percent of class is based on 12,940,635 shares of Common Stock outstanding on December 31, 2001.

Item 13.  Certain Relationships and Related Transactions .

One of the Company's subsidiaries, TMP, provides product development and manufacturing services to X-Site, LLC ("X-Site"), a company engaged in the development of specialized cardiovascular products. Three of the shareholders of X-Site are also shareholders and/or officers of the Company and one additional shareholder of X-Site is an outside member of the Company's Board of Directors. X-Site paid TMP approximately $298,000, $279,000 and $227,000 during the fiscal years ended September 30, 2001, 2000 and 1999, respectively, for these services. In addition, the Company provides certain accounting services for X-Site, in which various suppliers of X-Site, including the Company's subsidiary, were paid by the Company. X-Site, in turn, reimburses the Company. During the years ended September 30, 2001, 2000 and 1999, X-Site reimbursed the Company in the amount of approximately $854,000, $162,000 and $1,209,000, respectively. Amounts due from X-Site are included in other current assets on the Company's consolidated balance sheet and amounted to approximately $217,000 and $46,000 at September 30, 2001 and 2000, respectively. The Company believes that the overall terms of the above described arrangements with X-Site are no less favorable to the Company than terms that would be available from similarly situated third parties.

See discussion regarding Joseph Thomas in Item 11, in the footnotes to the Summary Compensation Table.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 31st day of January, 2002.

                                                    VITAL SIGNS, INC.

                                                    By: /s/ Joseph Bourgart
                                                       ------------------------
                                                       Joseph Bourgart
                                                       Executive Vice President

Signatures                                Title                              Date
----------                                -----                              ----
                                          President, Chief Executive         January  31, 2002
/s/ Terence D. Wall                       Officer and Director
-----------------------------             --------------------
Terence D. Wall

/s/ David J. Bershad                      Director                           January  31, 2002
-----------------------------             --------
David J. Bershad

/s/ Anthony J. Dimun                      Director                           January  31, 2002
-----------------------------             --------
Anthony J. Dimun

/s/ Joseph J. Thomas                      Director                           January  31, 2002
-----------------------------             --------
Joseph J. Thomas

/s/ Barry Wicker                          Director                           January  31, 2002
-----------------------------             --------
Barry Wicker

/s/ Stuart M. Essig                       Director                           January  31, 2002
-----------------------------             --------
Stuart M. Essig

/s/ E. David Hetz                         Director                           January  31, 2002
-----------------------------             --------
E. David Hetz


/s/ Joseph Bourgart
-----------------------------
Executive Vice President
And Chief Financial Officer