Form 10-Q
period 2001-12-31
VITAL SIGNS INC
filed 2002-02-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to
                                                         -------    --------



                         Commission file number: 0-18793

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


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


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

         At February 5, 2002 there were 12,947,335 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                        PAGE NUMBER
                                    PART I.
                                    -------
               Financial information                                         1

Item 1.        Financial Statements:

               Independent Accountant's Report                               2

               Consolidated Balance Sheet as of December 31,
               2001 (Unaudited) and September 30, 2001
                                                                             3

               Consolidated Statement of Income for the Three
               Months ended December 31, 2001 and 2000
               (Unaudited)                                                   4

               Consolidated Statement of Cash Flows for the
               Three Months Ended December 31, 2001 and
               2000 (Unaudited)                                              5

               Notes to Consolidated Financial Statements
               (Unaudited)                                                   6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                                                                           7 - 10

Item 3.        Quantitative and Qualitative Disclosure About
               Market Risks                                               10 - 11

                                    PART II.
                                    --------

Item 1.        Legal Proceedings                                             12

Item 6.        Exhibits and Reports on Form 8-K                              13

               Signatures                                                    14

                                     PART I.

                              Financial Information


Item 1.

Financial Statements


         Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant" or the "Company" or "Vital Signs") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2001.

         The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of December 31, 2001, and the related consolidated statements of income, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 5, 2002

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                    December 31,          September 30,
                                                                                    ------------          -------------
                                                                                        2001                  2001
                                                                                        ----                  ----
                                                                                              (In thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                         ASSETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                     -----------
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
--------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                           $ 36,766               $ 31,029
--------------------------------------------------------------------------------------------------------------------------
    Accounts receivable, less allowance for doubtful accounts of $491 and $436
        respectively                                                                      32,159                 33,329
--------------------------------------------------------------------------------------------------------------------------
    Inventory                                                                             26,389                 25,984
--------------------------------------------------------------------------------------------------------------------------
    Prepaid expenses and other current assets                                              9,488                  8,899
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
         Total Current Assets                                                            104,802                 99,241
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
    Property, plant and equipment - net                                                   36,274                 35,710
--------------------------------------------------------------------------------------------------------------------------
    Marketable securities                                                                    407                    486
--------------------------------------------------------------------------------------------------------------------------
    Goodwill                                                                              47,750                 48,178
--------------------------------------------------------------------------------------------------------------------------
    Deferred income taxes                                                                  4,579                  5,002
--------------------------------------------------------------------------------------------------------------------------
    Other assets                                                                           2,382                  2,943
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
         Total Assets                                                                   $196,194               $191,560
                                                                                        --------               --------
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
--------------------------------------------------------------------------------------------------------------------------
    Accounts payable                                                                    $  4,829               $  5,347
--------------------------------------------------------------------------------------------------------------------------
    Current portion of long-term debt                                                        377                    357
--------------------------------------------------------------------------------------------------------------------------
    Accrued expenses                                                                       6,643                  5,652
--------------------------------------------------------------------------------------------------------------------------
    Notes payable - bank                                                                   4,140                  5,645
--------------------------------------------------------------------------------------------------------------------------
    Other current liabilities                                                             11,720                 11,747
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                        27,709                 28,748
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Long term debt                                                                             1,622                  1,842
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                29,331                 30,590
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies:
--------------------------------------------------------------------------------------------------------------------------
Minority interest in subsidiary                                                              344                    344
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
--------------------------------------------------------------------------------------------------------------------------
    Common stock - no par value; authorized 40,000,000 shares, issued and
         outstanding 12,940,635 and 12,935,656 shares, respectively                       27,786                 27,679
--------------------------------------------------------------------------------------------------------------------------
    Accumulated other comprehensive loss                                                  (2,281)                (2,270)
--------------------------------------------------------------------------------------------------------------------------
    Retained earnings                                                                    141,014                135,217
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
    Stockholders' equity                                                                 166,519                160,626
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                                     $196,194               $191,560
                                                                                        --------               --------
                                                                                        --------               --------
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
(See Notes to Consolidated Financial Statements)
--------------------------------------------------------------------------------------------------------------------------

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                                           For the Three Months Ended
                                                                                           --------------------------
                                                                                                  December 31,
                                                                                                  ------------
                                                                                          2001                   2000
                                                                                          ----                   ----
                                                                                    (In Thousands Except Per Share Amounts)
                                                                                    ---------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
-----------------------------------------------------------------------------------------------------------------------------
     Net sales                                                                           $36,926                $35,185
-----------------------------------------------------------------------------------------------------------------------------
     Service revenue                                                                       5,173                  5,413
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          42,099                 40,598
Cost of goods sold and services performed:
-----------------------------------------------------------------------------------------------------------------------------
     Cost of goods sold                                                                   18,202                 16,535
-----------------------------------------------------------------------------------------------------------------------------
     Cost of services performed                                                            3,408                  3,132
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                              21,610                 19,667
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses:
-----------------------------------------------------------------------------------------------------------------------------
    Selling, general and administrative                                                   10,416                 10,185
-----------------------------------------------------------------------------------------------------------------------------
    Research and development                                                               1,799                  1,774
-----------------------------------------------------------------------------------------------------------------------------
    Interest income                                                                         (233)                  (104)
-----------------------------------------------------------------------------------------------------------------------------
    Interest expense                                                                          59                    234
-----------------------------------------------------------------------------------------------------------------------------
    Other expense                                                                             67                    173
-----------------------------------------------------------------------------------------------------------------------------
    Goodwill amortization                                                                    ---                    359
                                                                                         -------                -------
                                                                                          12,108                 12,621
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes and minority interest in loss of
    consolidated subsidiary                                                                9,502                  8,310
-----------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                 3,186                  2,510
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Income before minority interest in loss of consolidated subsidiary
                                                                                           6,316                  5,800
-----------------------------------------------------------------------------------------------------------------------------
Minority interest in loss of consolidated subsidiary                                         ---                   (103)
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 6,316                $ 5,903
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Earnings per Common Share:
-----------------------------------------------------------------------------------------------------------------------------
Basic net income per share                                                               $   .49                $   .48
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Diluted net income per share                                                             $   .49                $   .47
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Basic weighted average number of shares                                                   12,890                 12,244
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Diluted weighted average number of shares                                                 13,013                 12,650
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Dividends paid per share                                                                 $   .04                $   .04
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(see Notes to Consolidated Financial Statements)
-----------------------------------------------------------------------------------------------------------------------------

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                           For the Three Months Ended
                                                                                                   December 31,
                                                                                          2001                   2000
                                                                                         ------------------------------
                                                                                                 (In thousands)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
-----------------------------------------------------------------------------------------------------------------------------
   Net income                                                                            $ 6,316                $ 5,903
-----------------------------------------------------------------------------------------------------------------------------
   Adjustments to Reconcile Net Income to Net Cash Provided by
   Operating Activities:
-----------------------------------------------------------------------------------------------------------------------------
     Depreciation and amortization                                                         1,295                  1,323
-----------------------------------------------------------------------------------------------------------------------------
     Minority interest in income (loss) of consolidated subsidiary                           ---                   (103)
-----------------------------------------------------------------------------------------------------------------------------
     Amortization of goodwill                                                                ---                    359
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
    Changes in operating assets and liabilities:
-----------------------------------------------------------------------------------------------------------------------------
         Decrease (increase) in accounts receivable                                        1,264                 (2,490)
-----------------------------------------------------------------------------------------------------------------------------
         (Increase) in inventory                                                            (236)                (2,042)
-----------------------------------------------------------------------------------------------------------------------------
         Decrease in prepaid expenses and other current assets                               277                    693
-----------------------------------------------------------------------------------------------------------------------------
         Increase in accounts payable and accrued expenses                                   241                    604
-----------------------------------------------------------------------------------------------------------------------------
         Increase (decrease) in other liabilities, net                                       534                   (341)
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                         9,691                  3,906
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
-----------------------------------------------------------------------------------------------------------------------------
     Proceeds from sales of available-for-sale securities                                     79                    ---
-----------------------------------------------------------------------------------------------------------------------------
     Acquisition of property, plant and equipment                                         (1,859)                  (407)
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                                            (1,780)                  (407)
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
-----------------------------------------------------------------------------------------------------------------------------
     Net reissuance of treasury stock                                                        ---                     96
-----------------------------------------------------------------------------------------------------------------------------
     Dividends paid                                                                         (519)                  (494)
-----------------------------------------------------------------------------------------------------------------------------
     Proceeds from exercise of stock options                                                  93                  1,909
-----------------------------------------------------------------------------------------------------------------------------
     Principal payments of long-term debt and notes payable                               (1,857)                (2,486)
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                            (2,283)                  (975)
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation                                                       109                    ---
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  5,737                  2,524
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                                          31,029                  7,606
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $36,766                $10,130
                                                                                         -------                -------
                                                                                         -------                -------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
-----------------------------------------------------------------------------------------------------------------------------
    Cash paid during the three months for:
-----------------------------------------------------------------------------------------------------------------------------
         Interest                                                                        $    84                $   270
-----------------------------------------------------------------------------------------------------------------------------
         Income taxes                                                                        198                    170
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
(See Notes to Consolidated Financial Statements)
-----------------------------------------------------------------------------------------------------------------------------

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2001, the consolidated statement of income for the three months ended December 31, 2001 and 2000 and the consolidated statement of cash flows for the three months ended
December 31, 2001 and 2000 have been prepared by Vital Signs, Inc.
(the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at December 31, 2001 and the results of operations and cash flows for the three months ended December 31, 2001 and 2000 and for all periods presented have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" at September 30, 1999. The Company designs, manufactures and distributes single-use medical products. The Company's other business segments do not meet the criteria for separate disclosures.

4. At December 31, 2001, the Company's inventory was comprised of raw materials, $16,425,000, and finished goods, $9,964,000.

5. For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

6. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of October 1, 2001. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires Vital Signs to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company is in the process of performing this impairment test. SFAS 142 also requires disclosure of what net income would have been in all periods presented had SFAS 142 been in effect.
The following table is provided to disclose what net income would have been had SFAS 142 been adopted in prior periods:


                                                              FOR THE THREE-MONTHS ENDED
                                                                     DECEMBER 31,
                                                            2001                   2000
                                                     ------------------    ---------------------
Reported net income                                        $6,316                 $5,903
Add back:  goodwill amortization                              ---                    359
                                                           ------                 ------
Adjusted net income                                         6,316                  6,262
                                                           ------                 ------
                                                           ------                 ------
Basic earnings per share as reported                       $  .49                 $  .48
Adjusted basic earnings per share                             .49                    .51
Diluted earnings per share as reported                        .49                    .47
Adjusted diluted earnings per share                           .49                    .50

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

Results of Operations
---------------------

The following table sets forth, for the periods indicated, the percentage increase of certain items included in the Company's consolidated statement of income.


                                                     Increase from prior period
                                                     --------------------------
                                                         Three Months Ended
                                                          December 31, 2001
                                                          -----------------
                                                                 vs.
                                                         Three Months Ended
                                                          December 31, 2000
                                                          -----------------
------------------------------------------------------------------------------
Net revenue                                                      3.7%
------------------------------------------------------------------------------
Cost of revenue                                                  4.2
------------------------------------------------------------------------------
Gross profit                                                     3.2
------------------------------------------------------------------------------
Selling, general and administrative expense                      2.3
------------------------------------------------------------------------------
Research and development expenses                                1.4
------------------------------------------------------------------------------
Income before provision for income taxes and minority
     interest in income of consolidated subsidiary              14.3
------------------------------------------------------------------------------
Provision for income taxes                                      26.9
------------------------------------------------------------------------------
Net income                                                       7.0
------------------------------------------------------------------------------

                   COMPARISON: QUARTER ENDED DECEMBER 31, 2001
                       AND QUARTER ENDED DECEMBER 31, 2000


         Net revenue for the quarter ended December 31, 2001 increased 3.7% compared with the same period last year. The increase was primarily due to an increase in both the Breas Medical AB sleep and ventilation product revenues and other revenues generated within the anesthesia product line.

         Sales of anesthesia products, representing 44.0% of net revenue, grew by approximately 9.5% from the quarter ended December 31, 2000 due primarily to license and other revenue. Sales of respiratory/critical care products, representing 31.3% of net revenue decreased by approximately 5.1% due principally to the fact that the flu season has been milder than expected. Sales of the Breas sleep and ventilation product, representing 12.4% of net revenue, increased by 27.0%, due largely to sales volume increases in international markets. Sales of services representing 12.3% of revenue, decreased by 4.4%, due largely to the temporary effect of the September 11th tragedy, together with a shutdown of one hospital due to an anthrax infection scare, had a negative effect on our sleep centers in the New York and Baltimore/Washington DC areas. We were also negatively effected by the loss of a major pharmaceutical customer at our subsidiary, The Validation Group,
(TVG). This reduced our revenue and profits at TVG.

         Gross profit dollars increased by 3.2% from the quarter ended December 31, 2000. The Company's overall gross profit percentage for the quarter ended December 31, 2001 was 51.3% compared to 51.6% for the same period last year. Improved gross profit margins in the anesthesia product lines were offset by reduced gross profit margins in the respiratory/critical care, sleep center and ventilator product lines.

         Selling, general and administrative expenses increased by $231,000, a 2.3% increase, primarily due to the inclusion in the quarter ended December 31, 2001 of quality assurance and logistics costs which in the prior year were classified as cost of sales.

         Research and development expenses increased by $25,000, an increase of 1.4%.

         Other expense, which includes dividend income, realized capital gains and losses, legal and other expenses and currency gains and losses, decreased by $106,000 from the quarter ended December 31, 2000 to the quarter ended December 31, 2001 primarily due to reduction in legal expense and contributions.

         For information regarding the impact of the new Financial Accounting Standard on the amortization of goodwill, please refer to Note 6 to the financial statements.

         The Company's effective tax rates were 33.5% and 30.2% for the quarters ended December 31, 2001 and 2000, respectively. The Company's tax rate in the current period is lower than statutory rates primarily due to benefits realized from its international operations.

Liquidity and Capital Resources

         During the three months ended December 31, 2001, cash and cash equivalents increased by $5,737,000. The Company continues to rely upon cash flow from its operations, which generated $9.7 million of cash and cash equivalents during the first quarter of the current fiscal year. Cash flow from operations was offset in part by dividends of approximately $519,000, $1,859,000 of capital expenditures and reduction in long term debt and notes payable of $1,857,000. The combined total of cash, cash equivalents and long-term marketable securities was approximately $37.2 million at December 31, 2001 as compared to $31.5 million at September 30, 2001.

         At December 31, 2001, the Company had approximately $36.8 million in cash and cash equivalents. On that date, the Company's working capital was $77.1 million and the current ratio was 3.8 to 1, as compared to $70.5 million and 3.5 to 1 at September 30, 2001.

         The Company's current policy is to retain working capital and earnings for use in its business, subject to the payment of certain cash dividends and treasury stock repurchases. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements by the Company. The Board of Directors has approved the purchase of up to $20 million of Vital Signs stock at such times and prices deemed appropriate to Company management.

         The Company has a $25 million line of credit with JP Morgan Chase ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. There were no amounts outstanding under the Chase line of credit at December 31, 2001.

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

         The Company's risks involving commodity price changes relate to prices of raw materials used in its operations. The Company is exposed to changes in the prices of latex and various plastics and resins for the manufacture of its products. The Company does not enter into commodity futures or derivative instrument transactions. Except with respect to its single source for face masks, it is the Company's policy to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

Subsequent Events

         Effective January 1, 2002 the Company's National Sleep Technologies, Inc. ("NST") subsidiary completed its merger with HSI Medical Services, Inc., a subsidiary of the Johns Hopkins Health System. Effective with the merger, NST changed its name to Sleep Services of America, Inc.

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

(b) In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appear to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from Marquest) has appealed the judgment to the Tokyo Supreme Court. The appelate court has closed the proceedings on the presentation of additional evidence. A decision is expected by the end of the Company's second fiscal quarter. The Company continues to believe that Marquest ABG syringe products do not infringe the plaintiff's patent.

(c) On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of Vital Pharma, Inc. alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The matter is in the discovery phase before the arbitrator. The arbitrator has ordered the parties to complete discovery by April, 2002.

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

ITEM 6.

Exhibits and Reports on Form 8-K


         a) Reports on Form 8-K filed during the quarter ended December 31, 2001: None.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                VITAL SIGNS, INC.



                                By:   /s/ Joseph F. Bourgart
                                      ----------------------
                                      Joseph F. Bourgart
                                      Executive Vice President and
                                      Chief Financial Officer


                                Date: February 14, 2002