Form 10-Q
period 2002-03-31
VITAL SIGNS INC
filed 2002-05-15
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

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

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         At May 10, 2002 there were 12,906,232 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                                          PAGE NUMBER
                                             PART I.
               Financial information                                                           1

Item 1.        Financial Statements:

               Independent Accountant's Report                                                 2

               Consolidated Balance Sheets as of March 31, 2002
               (Unaudited) and September 30, 2001                                              3

               Consolidated Statements of Income for the Six Months
               ended March 31, 2002 and 2001 (Unaudited)                                       4

               Consolidated Statements of Income for the Three Months
               ended March 31, 2002 and 2001 (Unaudited)                                       5

               Consolidated Statements of Cash Flows for the Six
               Months Ended March 31, 2002 and 2001 (Unaudited)                                6

               Notes to Consolidated Financial Statements (Unaudited)                         7-8

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            9-13

Item 3.        Quantitative and Qualitative Disclosure About Market
               Risks                                                                          14

                                             PART II.

Item 1.        Legal Proceedings                                                              15

Item 6.        Exhibits and Reports on Form 8-K                                               16

               Signatures                                                                     17

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

         INDEPENDENT ACCOUNTANT'S REPORT

         To the Board of Directors
         Vital Signs, Inc.

         We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of March 31, 2002 and the related consolidated statements of income for the three-month and six-month periods ended March 31, 2002 and 2001, and cash flows for the six-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

         GOLDSTEIN GOLUB KESSLER LLP
         New York, New York

         May 8, 2002

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,        September 30,
                                                                                       ---------        -------------
                                                                                         2002               2001
                                                                                         ----               ----
                                                                                              (In thousands)
                                                         ASSETS
                                                                                      (Unaudited)
                                                                                      -----------
Current Assets:
    Cash and cash equivalents                                                          $ 33,002          $ 31,029
    Accounts receivable, less allowance for doubtful accounts of
        $840 and $436 respectively                                                       35,548            33,329
    Inventory                                                                            24,812            25,984
    Prepaid expenses and other current assets                                             8,669             8,899
                                                                                       --------          --------
         Total Current Assets                                                           102,031            99,241
    Property, plant and equipment - net                                                  36,576            35,710
    Marketable securities                                                                   465               486
    Goodwill                                                                             65,601            48,178
    Deferred income taxes                                                                 2,817             5,002
    Other assets                                                                          2,727             2,943
                                                                                       --------          --------
         Total Assets                                                                  $210,217          $191,560
                                                                                       ========          ========
                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                   $  6,075          $  5,347
    Current portion of long-term debt                                                       394               357
    Accrued expenses                                                                      7,813             5,652
    Notes payable - bank                                                                  4,943             5,645
    Other current liabilities                                                             8,691            11,747
                                                                                       --------          --------
         Total Current Liabilities                                                       27,916            28,748
Long term debt                                                                            1,634             1,842
                                                                                       --------          --------
         Total Liabilities                                                               29,550            30,590
Commitments and contingencies
Minority interest in subsidiary                                                           3,019               344
Stockholders' Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and outstanding 12,959,032 and 12,935,656 shares,
        respectively                                                                     31,500            27,679
    Accumulated other comprehensive loss                                                 (2,281)           (2,270)
    Retained earnings                                                                   148,429           135,217
                                                                                       --------          --------
    Stockholders' equity                                                                177,648           160,626
                                                                                       --------          --------
         Total Liabilities and Stockholders' Equity                                    $210,217          $191,560
                                                                                       ========          ========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                     For the Six Months Ended
                                                                                     ------------------------
                                                                                            March 31,
                                                                                            ---------
                                                                                      2002             2001
                                                                                      ----             ----
                                                                              (In Thousands Except Per Share Amounts)
Revenue:
     Net sales                                                                      $74,623          $70,185
     Service revenue                                                                 10,935           11,287
                                                                                    -------          -------
                                                                                     85,558           81,472
Cost of goods sold and services performed:
     Cost of goods sold                                                              37,035           33,359
     Cost of services performed                                                       6,499            6,163
                                                                                    -------          -------
                                                                                     43,534           39,522
                                                                                    -------          -------
Gross profit                                                                         42,024           41,950
Operating expenses:
    Selling, general and administrative                                              21,766           20,669
    Research and development                                                          3,670            3,830
                                                                                    -------          -------
         Total operating expenses                                                    25,436           24,499
    Operating Income                                                                 16,588           17,451
Other (income) expense:
    Interest income                                                                    (385)            (489)
    Interest expense                                                                     59              233
    Other expense (income)                                                              142             (143)
    Reversal of litigation accrual                                                   (5,006)             ---
    Goodwill amortization                                                               ---              657
                                                                                    -------          -------
    Total other (income) expense                                                     (5,190)             258
Income before provision for income taxes and minority interest in income of
    consolidated subsidiary                                                          21,778           17,193
Provision for income taxes                                                            7,367            5,171
                                                                                    -------          -------
Income before minority interest in income of consolidated subsidiary                 14,411           12,022
Minority interest in income of consolidated subsidiary                                  154               31
                                                                                    -------          -------
Net income                                                                          $14,257          $11,991
                                                                                    =======          =======
Earnings per Common Share:
Basic net income per share                                                          $  1.11          $   .97
                                                                                    =======          =======
Diluted net income per share                                                        $  1.09          $   .94
                                                                                    =======          =======
Basic weighted average number of shares                                              12,890           12,396
                                                                                    =======          =======
Diluted weighted average number of shares                                            13,036           12,701
                                                                                    =======          =======
Dividends paid per share                                                            $   .08          $   .08
                                                                                    =======          =======

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                   --------------------------
                                                                                            March 31,
                                                                                            ---------
                                                                                      2002             2001
                                                                                      ----             ----
                                                                             (In Thousands Except Per Share Amounts)
Revenue:
     Net sales                                                                      $37,697          $35,000
     Service revenue                                                                  5,762            5,874
                                                                                    -------          -------
                                                                                     43,459           40,874
Cost of goods sold and services performed:
     Cost of goods sold                                                              19,773           16,645
     Cost of services performed                                                       3,272            3,210
                                                                                    -------          -------
                                                                                     23,045           19,855
                                                                                    -------          -------
Gross Profit                                                                         20,414           21,019
Operating expenses:
    Selling, general and administrative                                              11,354           10,484
    Research and development                                                          1,867            2,056
                                                                                    -------          -------
         Total operating expenses                                                    13,221           12,540
Operating income:                                                                     7,193            8,479
    Other (income) expense:
    Interest income                                                                    (154)            (385)
    Interest expense                                                                    ---               82
    Other expense (income)                                                               74             (399)
    Reversal of litigation accrual                                                   (5,006)             ---
    Goodwill amortization                                                               ---              298
                                                                                    -------          -------
         Total other (income) expense                                                (5,086)            (404)
Income before provision for income taxes and minority interest in income of
    consolidated subsidiary                                                          12,279            8,883
Provision for income taxes                                                            4,181            2,661
                                                                                    -------          -------
Income before minority interest in income of consolidated subsidiary
                                                                                      8,098            6,222
Minority interest in income of consolidated subsidiary                                  154              134
                                                                                    -------          -------
Net income                                                                          $ 7,944          $ 6,088
                                                                                    =======          =======
Earnings per Common Share:
Basic net income per share                                                          $  0.62          $   .49
                                                                                    =======          =======
Diluted net income per share                                                        $  0.61          $   .48
                                                                                    =======          =======
Basic weighted average number of shares                                              12,909           12,549
                                                                                    =======          =======
Diluted weighted average number of shares                                            13,060           12,752
                                                                                    =======          =======
Dividends paid per share                                                            $   .04          $   .04
                                                                                    =======          =======

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                           March 31,
                                                                                    2002             2001
Cash Flows from Operating Activities:
   Net income                                                                    $ 14,257          $11,991
   Adjustments to Reconcile Net Income to Net Cash Provided by
     Operating Activities:
     Depreciation and amortization                                                  2,195            2,685
     Foreign currency gain                                                             --             (500)
     Amortization of goodwill                                                          --              657
     Deferred taxes                                                                 1,914               --
     Non cash gain on litigation accrual reversal                                  (5,006)              --
     Minority interest in income of consolidated subsidiary                           154               31
    Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                    39           (2,366)
         Decrease (increase) in inventory                                           1,421           (3,097)
         Decrease in prepaid expenses and other current assets                      2,548              261
         Decrease in other current liabilities                                       (495)           (131)
         Decrease in other assets                                                     342              594
         Increase in accounts payable and accrued expenses                          1,033             635
                                                                                 --------          -------
         Net cash provided by operating activities                                 18,402           10,760
                                                                                 --------          -------
Cash Flows from Investing Activities:
     Acquisition of subsidiaries, net of cash acquired                            (12,615)              --
     Proceeds from sales of available-for-sale securities                              10               --
     Acquisition of property, plant and equipment                                  (1,874)            (832)
                                                                                 --------          -------
         Net cash used in investing activities                                    (14,479)            (832)
                                                                                 --------          -------
Cash Flows from Financing Activities:
     Purchase of treasury stock                                                      (267)             (58)
     Issuance of treasury stock                                                       196               87
     Dividends paid                                                                (1,036)            (991)
     Proceeds from exercise of stock options                                          572           10,955
     Principal payments of long-term debt and notes payable                        (1,198)          (2,748)
                                                                                 --------          -------
         Net cash provided by (used in) financing activities                       (1,733)           7,244
                                                                                 --------          -------
     Effect of exchange rate changes in cash                                         (217)              --
                                                                                 --------          -------
Net increase in cash and cash equivalents                                           1,973           17,172
Cash and cash equivalents at beginning of period                                   31,029            7,606
                                                                                 --------          -------
Cash and cash equivalents at end of period                                       $ 33,002          $24,778
                                                                                 ========          =======
Supplemental disclosures of cash flow information:
  Cash paid during the six months for:
         Interest                                                                $     84          $   529
         Income taxes                                                                 198            4,395

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2002, the consolidated statements of income for the three and six months ended March 31, 2002 and 2001 and the consolidated statement of cash flows for the six months ended March 31, 2002 and 2001 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and the results of operations for the three-month and six-month periods ended March 31, 2002 and 2001 and cash flows for the six-month periods ended March 31, 2002 and 2001 have been made.

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

4. At March 31, 2002, the Company's inventory was comprised of raw materials, $13,826,000, and finished goods, $10,986,000.

5. For details of legal proceedings, see Part II, Item 1, "Legal Proceedings".

6. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of October 1, 2001. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires Vital Signs to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company has completed this impairment test, and has found no impairment. SFAS 142 also requires disclosure of what net income would have been in all periods presented had SFAS 142 been in effect. The following table is provided to disclose what net income would have been had SFAS 142 been adopted in prior periods:

                                                 FOR THE SIX-MONTHS ENDED
                                                          MARCH 31,
In thousands except per share amounts             2002              2001
-------------------------------------            -------           ------
Reported net income                              $14,257           $11,991
Add back:  goodwill amortization, net of tax          --               588
                                                 -------           -------
Adjusted net income                              $14,257           $12,579
                                                 =======           =======
Basic earnings per share as reported             $  1.11           $   .97
Adjusted basic earnings per share                   1.11              1.01
Diluted earnings per share as reported              1.09               .94
Adjusted diluted earnings per share                 1.09               .99

(Notes to Consolidated Financial Statements continued from previous page)

7. On January 1, 2002 the Company's National Sleep Technologies, Inc. ("NST") subsidiary completed its merger with HSI Medical Services, Inc. ("HSI"), a subsidiary of the Johns Hopkins Health System, with the merged entity to be known as Sleep Services of America, Inc. NST issued 7,921,408 shares of its Common Stock with a fair value of approximately $4,753,000, along with warrants to purchase 326,791 shares of NST's common stock in exchange for all of the outstanding common stock of HSI. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $3,490,000. The Company's interest in the combined NST entity is approximately 62%. Goodwill was recognized in accordance with Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets").

8. On March 28, 2002, the Company consummated the merger of Stelex, Inc. ("Stelex") into the Company's wholly owned subsidiary, The Validation Group, Inc. ("TVG"). The surviving entity is to be known as Stelex/TVG, Inc. The purchase price for the acquisition of Stelex was approximately $13,300,000. The purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $12,657,000. Goodwill was recognized in accordance with Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets").

9. The following unaudited proforma information presents a summary of the Company's consolidated results of operations and the Stelex and HSI business as if the acquisition had occurred on October 31, 2000:

                                                                FOR THE SIX-MONTHS                 FOR THE THREE MONTHS
                                                                  ENDED MARCH 31,                     ENDED MARCH 31,
                                                             ------------------------            ------------------------
                                                              2002              2001               2002             2001
                                                             ------------------------            ------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                             ------------------------------------------------------------
Net sales and revenues                                       93,280            86,958             46,885           43,412
Net earnings                                                 15,129            12,316              8,141            5,970
Basic net earnings per Common Share                            1.17              0.99               0.63             0.48
Diluted net earnings per Common Share                          1.16              0.97               0.62             0.47


These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on October 1, 2000 or of future results of operations.

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

         The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, the Company has set forth a list of important factors that could cause the Company's actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by the Company. Specifically, the Company's business, financial condition, liquidity and results of operations could be materially different from such forward-looking statements and predictions as a result of (i) cost containment pressures on hospitals and competitive factors that could affect the Company's primary markets, including the results of competitive bidding procedures implemented by group purchasing organizations and/or the success of the Company's sales force, (ii) slow-downs in the healthcare industry or interruptions or delays in manufacturing and/or sources of supply, (iii) the Company's ability to develop or acquire new and improved products and to control costs, (iv) market acceptance of the Company's new products, (v) technological change in medical technology, (vi) the scope, timing and effectiveness of changes to manufacturing, marketing and sales programs and strategies, (vii) intellectual property rights and market acceptance of competitors' existing or new products, (viii) adverse determinations arising in the context of regulatory matters or legal proceedings (see Part II, Item 1 of this Quarterly Report on Form 10-Q), (ix) healthcare industry consolidation resulting in customer demands for price concessions, (x) the reduction of medical procedures in a cost conscious environment, (xi) efficacy or safety concerns with respect to marketed products, whether scientifically justified or not, that may lead to product recalls, withdrawals or declining sales, and (xii) healthcare reform and legislative and regulatory changes impacting the healthcare market both domestically and internationally.

        Results of Operations

        The following table sets forth, for the periods indicated, the percentage increase of certain items included in the Company's consolidated statement of income.

                                                                             INCREASE/(DECREASE) FROM PRIOR PERIOD
                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          MARCH 31, 2002                  MARCH 31, 2002
                                                                          COMPARED WITH                   COMPARED WITH
                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                          MARCH 31, 2001                  MARCH 31, 2001
  Revenues                                                                      6.3%                            5.0%
  Cost of goods sold and services performed                                    16.1%                           10.2%
  Gross profit                                                                 (2.9)%                           0.2%
  Selling, general and administrative
      expense                                                                   8.3%                            5.3%
  Research and development expenses                                            (9.2)%                          (4.2)%
  Income before provision for income taxes and
      minority interest in income of
      consolidated subsidiary                                                  38.2%                           26.7%
  Provision for income taxes                                                   57.1                            42.5%
  Net income                                                                   30.5%                           18.9%

                    COMPARISON: QUARTER ENDED MARCH 31, 2002
                        AND QUARTER ENDED MARCH 31, 2001

         Net sales and revenues for the quarter ended March 31, 2002 increased by $2,585,000 or 6.3% compared with the same period last year. The increase was primarily due to the growth within the Company's sleep companies, Breas Medical and Sleep Services of America, and the growth in the anesthesia business.

         Sales of anesthesia products, representing 39.2% of net sales and revenues, increased by approximately $1,498,000 or 9.6% from the quarter ended March 31, 2001 due primarily to volume growth in anesthesia circuit sales led by the Company's new anesthesia breathing circuit Limb-O'TM'. Sales of respiratory/critical care products, representing 37.0% of net sales and revenues, decreased by approximately $1,791,000 or 10.0%, primarily due to the loss of a major customer by the Company's validation consulting service company. Sales by the Company's sleep service companies, representing 23.8% of net sales and revenues, increased by $2,878,000, or 38.7% due primarily to a growth in sales of the Company's Breas subsidiary, and the merger of NST with HSI, effective January, 1, 2002.

         The Company's reported gross profit percentage for the quarter ended Mach 31, 2002 was 47.0% compared to 51.4% in the same time period of the last fiscal year. The decrease in gross profit percentage is primarily due to a re-evaluation of the carrying value of the Company's inventory. The inventory reserve balance was increased by approximately $1,500,000 and additional reserves of approximately $400,000 were established for product costs relating to sales returns. Adjusting for these events the Company's gross profit percentage for the quarter ended March 31, 2002 would have been 51.3%

         Selling, general and administrative expenses (S, G & A) for the quarter ended March 31, 2002 increased by $870,000 or 8.3% over the prior year's quarter primarily due to additional employees resulting from the merger of NST and HSI, and an increase of approximately $200,000 in the provision for doubtful accounts for certain international receivables and an increase of approximately $190,000 in legal accruals.

         Research and development expenses ("R&D") decreased by $189,000 due to reduced expenditures on R & D projects.

         Other income, net of other expense, (including interest income and expense) for the quarter ended March 31, 2002, decreased by $622,000 from the prior year's quarter primarily due to the benefit in the quarter ended March 31, 2001 of a foreign currency translation gains, and reduced interest income in the quarter ended March 31, 2002 resulting from lower interest rates available.

         During the quarter ended March 31, 2002, the Company reversed $5.0 million in litigation accruals as a result of the successful conclusion of a patent infringement action filed in Japan. See "Legal Proceedings".

         The Company's effective tax rates were 34.1% and 30.0% for the quarters ended March 31, 2002 and 2001, respectively. The increase in the effective tax rate is related to an increase in the tax rate and subsequently the tax expense at our Breas operation.

                   COMPARISON: SIX MONTHS ENDED MARCH 31, 2002
                       AND SIX MONTHS ENDED MARCH 31, 2001

         Net sales and revenues for the six months ended March 31, 2002 increased by $4,086,000 or 5.0% compared with the same period last year. The increase was primarily due to the growth within the Company's sleep companies, Breas and Sleep Services of America, and the growth in the anesthesia business.

         Sales of anesthesia products, representing 41.6% of net sales and revenues, increased by approximately $3,098,000 or 9.6% from the six-month period ended March 31, 2001 due primarily to volume growth in anesthesia circuit sales led by the Company's new anesthesia breathing circuit Limb-O'TM'. Sales of respiratory/critical care products, representing 36.9% of net sales and revenues, decreased by approximately $2,650,000 or 7.7% primarily due to the loss of a major customer by the Company's validation service company. Sales by the Company's sleep service companies, representing 21.5% of net sales and revenues, increased by $3,638,000, or 24.6% due primarily to a growth in sales of the Company's Breas subsidiary and the merger of NST with HSI to form Sleep Services of America, effective January, 1, 2002.

         The Company's reported gross profit percentage for the six months ended March 31, 2002 was 49.1% compared to 51.5% in the same time period of the last fiscal year. The decrease in gross profit percentage is primarily due to the to a re-evaluation of the carrying value of the Company's inventory. The inventory reserve balance was increased by approximately $1,500,000 and additional reserves of approximately $400,000 were established for product costs relating to sales returns and rebates. Adjusting for these events, the Company's gross profit percentage would have been equivalent to the prior year at 51.3%.

         Selling, general and administrative expenses (S, G & A) increased by $1,097,000 or 5.3% primarily due to additional employees resulting from the merger of NST and HSI, and an increase of approximately $200,000 in the provision for doubtful accounts for certain international receivables and an increase of approximately $190,000 in legal accruals.

         Research and development expenses ("R&D") decreased by $160,000 or 4.2% due to reduced expenditures on R & D projects.

         Other income, net of other expense, (including interest income and expense) for the six-month period ended March 31, 2002, decreased by $215,000 from the prior year's quarter primarily due to the benefit in the six months ended March 31, 2001 of a foreign currency translation gains, and reduced interest income during the six months ended March 31, 2002 resulting from lower interest rates available and a reduction in the amount of contributions.

         During the quarter ended March 31, 2002, the Company reversed $5.0 million in litigation accruals as a result of the successful conclusion of a patent infringement action filed in Japan. See "Legal Proceedings".

         The Company's effective tax rates were 33.8% and 30.1% for the six month period ended March 31, 2002 and 2001 respectively. The increase in effective tax rate over the prior year's six-month period reflects an increase in taxable income.

Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations. During the six-month period ended March 31, 2002, cash and cash equivalents increased by approximately $1,973,000. The increase was primarily due to net cash provided by operations of approximately $18.4 million and the proceeds from the exercise of stock options of $0.6 million. These increases were partially offset by cash used for the acquisition of Stelex, Inc. of approximately $12.6 million, net of cash acquired; capital expenditures of approximately $1.9; dividend payments of approximately $1.0 million; and principal payments on notes payable and debt of approximately 1.2 million. The combined total of cash and cash equivalents and long-term marketable securities was approximately $33.4 million at March 31, 2002 as compared to $31.5 million at September 30, 2001.

         At March 31, 2002, the Company had approximately $33,002,000 in cash and cash equivalents. On that date, the Company's working capital was $74,115,000 and the current ratio was 3.7 to 1, as compared to $70,493,000 and
3.5 to 1 at September 30, 2001.

         Capital expenditures of approximately $1.9 million for the six-month period primarily reflected the buy-out of its operating lease for the fair market value of the Company's Colorado plant equipment and the purchase of a packaging line for that facility.

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

         The Company has a $25 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. There were no amounts outstanding at March 31, 2002.

         Management believes that the funds generated from operations, along with the Company's current working capital position and available bank credit, will be sufficient to satisfy the Company's capital requirements for the foreseeable future. This statement constitutes a forward-looking statement under the Reform Act. The Company's liquidity could be adversely impacted and its need for capital could materially change if costs are higher than anticipated, the Company were to undertake acquisitions demanding significant capital, operating results were to differ significantly from recent experience or adverse events were to affect the Company's operations.

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

         The Company believes that the impact of interest rate changes and foreign currency fluctuations is not material to the Company's financial condition. The Company does not enter into interest rate and foreign currency transactions for speculative purposes. It is also the Company's policy to price products from vendors and to customers in U.S. dollars and to receive payment in U.S. dollars. Historically, the international portion of the Company's sales has been relatively small and the effect of changes in interest rates and foreign exchange rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. However, the international segment is expected to grow both in terms of actual sales and as a percentage of the Company's total sales and the Company may in the future need to revise or change its approach to managing interest rate and foreign currency transactions.

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

Subsequent Events

         On May 1, 2002, the Board of Directors terminated the Company's previously announced buy-back program, under which the Company acquired a total of 61,000 shares of Common Stock since the inception of the program in February, 2002.

         In April 2002, the Company paid approximately $8.2 million in cash to settle liabilities relating to the purchase of the remaining shares in Breas Medical, AB. The Company now owns 100% of Breas Medical, AB.

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

(b) In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgment to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding.

(c) On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of Vital Pharma, Inc. ("VPI") alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The matter is in the discovery phase before the arbitrator. Notwithstanding an order by the arbitrator to complete discovery by April, 2002, the only discovery which has taken place has been the exchange of documents. The remainder of discovery is expected to be completed by the end of the current fiscal year.

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

         ITEM 6.

         Exhibits and Reports on Form 8-K

              A) A Current Report on Form 8-K was filed on April 8, 2002, announcing (under Item 5) the Company's acquisition of Stelex, Inc.

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

                                               VITAL SIGNS, INC.

                                      By:      /s/ Joseph F. Bourgart
                                               ----------------------
                                               Joseph F. Bourgart
                                               Executive Vice President and
                                               Chief Financial Officer

                                      Date:    May 15, 2002

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'