Form 10-Q
period 2002-06-30
VITAL SIGNS INC
filed 2002-08-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to
       _________


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

                                 Yes  X  No
                                    ----    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         At August 5, 2002 there were 12,919,068 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.
                                -----------------

                                      INDEX

                                                                                    PAGE NUMBER

                                     PART I.
          Financial information                                                           1

Item 1.   Financial Statements:

          Independent Accountant's Report                                                 2

          Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and
          September 30, 2001                                                              3

          Consolidated Statements of Income for the Nine Months ended June
          30, 2002 and 2001 (Unaudited)                                                   4

          Consolidated Statements of Income for the Three Months ended June
          30, 2002 and 2001 (Unaudited)                                                   5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          June 30, 2002 and 2001 (Unaudited)                                              6

          Notes to Consolidated Financial Statements (Unaudited)                         7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                         9-14

Item 3.   Quantitative and Qualitative Disclosure About Market Risks
                                                                                         15

                                     PART II.

Item 1.   Legal Proceedings                                                              16

Item 6.   Exhibits and Reports on Form 8-K                                               17

          Signatures                                                                     18


                                     PART I.

                              Financial Information


Item 1.

Financial Statements
--------------------

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

INDEPENDENT ACCOUNTANT'S REPORT





To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. as of June 30, 2002 and the related consolidated statements of income (operations) for the three-month and nine-month periods ended June 30, 2002 and 2001, and cash flows for the nine-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 1, 2002

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 ----------------------------------------
                                                                                         JUNE 30,           SEPTEMBER 30,
                                                                                           2002                 2001
                                                                                                (In thousands)
                                                                                 ----------------------------------------
                                    ASSETS                                             (UNAUDITED)
                                                                                        ---------
Current Assets:
    Cash and cash equivalents                                                             $ 24,737            $ 31,029
    Accounts receivable, less allowance for doubtful accounts of $379 and $436
        respectively                                                                        34,829              33,329
    Inventory                                                                               26,399              25,984
    Prepaid expenses and other current assets                                                6,439               8,899
                                                                                          --------            --------
         Total Current Assets                                                               92,404              99,241

    Property, plant and equipment - net                                                     37,846              35,710
    Marketable securities                                                                      269                 486
    Goodwill                                                                                66,525              48,178
    Deferred income taxes                                                                    1,987               5,002
    Other assets                                                                             2,606               2,943
                                                                                          --------            --------
        Total Assets                                                                      $201,637            $191,560
                                                                                          ========            ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                      $  5,799            $  5,347
    Current portion of long-term debt                                                          422                 357
    Accrued expenses                                                                         7,378               5,652
    Notes payable - bank                                                                     1,670               5,645
    Other current liabilities                                                                  ---              11,747
                                                                                          --------            --------
         Total Current Liabilities                                                          15,269              28,748

Long term debt                                                                               1,596               1,842
                                                                                          --------            --------
         Total Liabilities                                                                  16,865              30,590

Commitments and contingencies
Minority interest in subsidiary                                                              2,755                 344

Stockholders' Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and
         outstanding 12,919,068 and 12,935,656 shares, respectively                         29,715              27,679
    Accumulated other comprehensive loss                                                    (1,069)             (2,270)
    Retained earnings                                                                      153,371             135,217
    Stockholders' equity                                                                   182,017             160,626
                                                                                          --------            --------
         Total Liabilities and Stockholders' Equity                                       $201,637            $191,560
                                                                                          ========            ========

See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                ------------------------------------------
                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                         2002                   2001
                                                                                ------------------------------------------
                                                                                 (In Thousands Except Per Share Amounts)
                                                                                ------------------------------------------
Revenue:
     Net sales                                                                         $112,048                $106,854
     Service revenue                                                                     19,887                  17,122
                                                                                       --------                --------
                                                                                        131,935                 123,976
Cost of goods sold and services performed:
     Cost of goods sold                                                                  54,413                  50,836
     Cost of services performed                                                          11,528                   9,404
                                                                                       --------                --------
                                                                                         65,941                  60,240
                                                                                       --------                --------
Gross profit                                                                             65,994                  63,736
Operating expenses:
    Selling, general and administrative                                                  33,618                  31,728
    Research and development                                                              5,541                   5,903
    Special operating (credits) charges                                                  (3,428)                 20,351
    Goodwill amortization                                                                   ---                     957
    Other expense - net                                                                     393                     648
                                                                                       --------                --------
         Total operating expenses                                                        36,124                  59,588

    Operating Income                                                                     29,870                   4,148

Other (income) expense:
    Interest income                                                                        (522)                   (641)
    Interest expense                                                                        184                     586
    Other (income)                                                                          ---                    (773)
                                                                                       --------                --------
    Total other (income)                                                                   (338)                   (828)
Income before provision for income taxes and minority interest in income of
    consolidated subsidiary                                                              30,208                   4,976
Provision for income taxes                                                               10,156                   1,292
                                                                                       --------                --------
Income before minority interest in income of consolidated subsidiary                     20,052                   3,684
Minority interest in income of consolidated subsidiary                                      345                      26
                                                                                       --------                --------
Net income                                                                             $ 19,707                $  3,658
                                                                                       ========                ========
Net income per Common Share:
Basic net income per share                                                             $   1.53                $    .29
                                                                                       ========                ========
Diluted net income per share                                                           $   1.51                $    .29
                                                                                       ========                ========
Basic weighted average number of shares outstanding                                      12,893                  12,554
                                                                                       ========                ========
Diluted weighted average number of shares outstanding                                    13,040                  12,810
                                                                                       ========                ========
Dividends paid per share                                                               $    .12                $    .12
                                                                                       ========                ========

See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS)
                                   (Unaudited)

                                                                                    ----------------------------------------
                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                          2002                   2001
                                                                                    ----------------------------------------
                                                                                     (In Thousands Except Per Share Amounts)
                                                                                    ---------------------------------------
Revenue:
     Net sales                                                                          $37,425                 $36,669
     Service revenue                                                                      8,952                   5,835
                                                                                        -------                 -------
                                                                                         46,377                  42,504
Cost of goods sold and services performed:
     Cost of goods sold                                                                  17,378                  17,477
     Cost of services performed                                                           5,029                   3,241
                                                                                        -------                 -------
                                                                                         22,407                  20,718
                                                                                        -------                 -------
Gross Profit                                                                             23,970                  21,786

Operating expenses:
    Selling, general and administrative                                                  11,852                  11,060
    Research and development                                                              1,871                   2,073
    Special operating charges                                                             1,578                  20,351
    Goodwill amortization                                                                   ---                     300
    Other expense - net                                                                     251                     190
                                                                                        -------                 -------
         Total operating expenses                                                        15,552                  33,974

    Operating income (loss)                                                               8,418                 (12,188)

Other (income) expense:
    Interest income                                                                        (137)                   (152)
    Interest expense                                                                        125                     181
                                                                                        -------                 -------
         Total other (income) expense                                                       (12)                     29

Income (loss) before provision (benefit) for income taxes and minority interest in
    income (loss) of consolidated subsidiary                                              8,430                 (12,217)
Provision (benefit) for income taxes                                                      2,789                  (3,879)
                                                                                        -------                 -------
Income (loss) before minority interest in income (loss) of consolidated subsidiary
                                                                                          5,641                  (8,338)
Minority interest in income (loss) of consolidated subsidiary                               191                      (5)
                                                                                        -------                 -------
Net income (loss)                                                                       $ 5,450                 $(8,333)
                                                                                        =======                 =======

Net income per Common Share:
Basic net income (loss) per share                                                       $   .42                 $  (.65)
                                                                                        =======                 =======
Diluted net income (loss) per share                                                     $   .42                 $  (.65)
                                                                                        =======                 =======
Basic weighted average number of shares outstanding                                      12,879                  12,875
                                                                                        =======                 =======
Diluted weighted average number of shares outstanding                                    13,049                  12,875
                                                                                        =======                 =======
Dividends paid per share                                                                $   .04                 $   .04
                                                                                        =======                 =======

See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       ---------------------------------
                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ---------------------------------
                                                                                          2002                  2001
                                                                                       ---------              ----------
                                                                                                (In Thousands)
                                                                                       ---------------------------------
Cash Flows from Operating Activities:
   Net income                                                                           $19,707               $ 3,658
   Adjustments to Reconcile Net Income to Net Cash Provided by
     Operating Activities:
     Depreciation and amortization                                                        2,943                 3,307
     Impairment charge                                                                    1,578                20,351
     Amortization of goodwill                                                               ---                   957
     Deferred taxes                                                                       2,106                  (368)
     Non cash gain on litigation accrual reversal                                        (5,006)                  ---
     Minority interest in income of consolidated subsidiary                                 345                    26

    Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                                         633                (4,834)
         Decrease (increase) in inventory                                                   469                (3,144)
         Decrease (increase) in prepaid expenses and other current assets                 5,901                (2,719)
         Increase (decrease) in other current liabilities                                (1,449)                  200
         Decrease (increase) in other assets                                                804                (5,417)
         (Decrease) increase in accounts payable and accrued expenses                      (698)                  608
                                                                                        -------               -------
         Net cash provided by operating activities                                       27,333                12,625
                                                                                        -------               -------

Cash Flows from Investing Activities:
     Acquisition of subsidiaries, net of cash acquired                                  (21,796)               (3,698)
     Proceeds from sales of available-for-sale securities                                    76                    65
     Acquisition of property, plant and equipment                                        (3,235)               (2,002)
                                                                                        -------               -------
         Net cash used in investing activities                                          (24,955)               (5,635)
                                                                                        -------               -------
Cash Flows from Financing Activities:
     Purchase of treasury stock                                                          (2,265)                 (155)
     Issuance of treasury stock                                                             191                    96
     Dividends paid                                                                      (1,553)               (1,507)
     Proceeds from exercise of stock options                                                810                11,204
     Proceeds from short term note payable                                                 ---                  4,761
     Principal payments of long-term debt and notes payable                              (5,622)               (4,478)
                                                                                        -------               -------
         Net cash provided by (used in) financing activities                             (8,439)                9,957
                                                                                        -------               -------
    Effect of exchange rate changes on cash                                                (231)                  (53)
                                                                                        -------               -------
Net increase (decrease) in cash and cash equivalents                                     (6,292)               16,894
Cash and cash equivalents at beginning of period                                         31,029                 7,606
                                                                                        -------               -------
Cash and cash equivalents at end of period                                              $24,737               $24,500
                                                                                        =======               =======

Supplemental disclosures of cash flow information:
    Cash paid during the nine months for:
         Interest                                                                       $   157               $   768
         Income taxes                                                                       455                 7,245

See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of June 30, 2002, the consolidated statements of income (operations) for the three and nine months ended June 30, 2002 and 2001 and the consolidated statement of cash flows for the nine months ended June 30, 2002 and 2001 have been prepared by Vital Signs, Inc. (the "Company" or "VSI") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three-month and nine-month periods ended June 30, 2002 and 2001 and cash flows for the nine-month periods ended June 30, 2002 and 2001 have been made.

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

4. At June 30, 2002, the Company's inventory was comprised of raw materials, $15,744,000, and finished goods, $10,227,000.

5. For details of legal proceedings, see Part II, Item 1, "Legal Proceedings".

6. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is required to be applied for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 142 as of October 1, 2001. SFAS 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires Vital Signs to complete a test for impairment of these assets annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company has completed this impairment test, and has found no impairment other than the impairment identified for China operations. SFAS 142 also requires disclosure of what net income would have been in all periods presented had SFAS 142 been in effect. The following table is provided to disclose what net income would have been had SFAS 142 been adopted in prior periods:

              --------------------------------------------------------------------------------------
                                                                    FOR THE NINE-MONTHS ENDED
                                                                            JUNE 30,
                                                            ----------------------------------------
                                                                 2002                  2001
                                                                ------                 -----
                                                            (In Thousands, Except Per Share Amounts)
                                                            ----------------------------------------
              Reported net income                               $19,707                $3,658
              Add back:  goodwill amortization                      ---                   875
                                                                -------                ------
              Adjusted net income, net of tax                   $19,707                $4,533
                                                                =======                ======

              Basic earnings per share as reported              $  1.53               $   .29
              Adjusted basic earnings per share                    1.53                   .36
              Diluted earnings per share as reported               1.51                   .29
              Adjusted diluted earnings per share                  1.51                   .35
              --------------------------------------------------------------------------------------

(Notes to Consolidated Financial Statements continued from previous page)

7. On January 1, 2002 the Company's National Sleep Technologies, Inc. ("NST") subsidiary completed its merger with HSI Medical Services, Inc. ("HSI"), a subsidiary of the Johns Hopkins Health System, with the merged entity to be known as Sleep Services of America, Inc. NST issued 7,921,408 shares of its Common Stock with a fair value of approximately $4,753,000, along with warrants to purchase 326,791 shares of NST's common stock in exchange for all of the outstanding common stock of HSI. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $3,203,000. The Company's interest in the combined NST entity is approximately 68%. Goodwill was recognized in accordance with Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets").

8. On March 28, 2002, the Company consummated the merger of Stelex, Inc. ("Stelex") into the Company's wholly owned subsidiary, The Validation Group, Inc. ("TVG"). The surviving entity is to be known as Stelex/TVG, Inc. The purchase price for the acquisition of Stelex was approximately $13,087,000. The purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $12,657,000. Goodwill was recognized in accordance with Statement of Financial Accounting Standards No. 142 ("Goodwill and Other Intangible Assets").

9. The following unaudited proforma information presents a summary of the Company's consolidated results of operations and the Stelex and HSI business as if the acquisition had occurred on October 1, 2000:

---------------------------------------------------------------------------------------------------------------------
                                                 FOR THE NINE-MONTHS ENDED             FOR THE THREE-MONTHS ENDED
                                                         JUNE 30,                              JUNE 30,
                                             ----------------------------------    ----------------------------------
                                                    2002            2001                 2002             2001
                                             ----------------------------------    ----------------------------------
                                                            (In Thousands, Except Per Share Amounts)
Net sales and revenues                            139,097         131,857               46,373           45,603
Net earnings                                       21,152           3,862                5,450           (7,697)
Basic net earnings per Common Share                  1.64             .31                  .42              .60
Diluted net earnings per Common Share                1.62             .30                  .42              .60
---------------------------------------------------------------------------------------------------------------------

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

                                                         ----------------------------------------------------------------
                                                                      INCREASE/(DECREASE) FROM PRIOR PERIOD
                                                         ----------------------------------------------------------------
                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          JUNE 30,2002 COMPARED WITH        JUNE 30, 2002 COMPARED WITH
                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 JUNE 30, 2001                     JUNE 30, 2001
                                                          ---------------------------       ----------------------------
  Revenues                                                            9.1%                             6.4%
  Cost of goods sold and services performed                           8.2%                             9.5%
  Gross profit                                                       10.0%                             3.5%

  Operating expenses:
       Selling, general and administrative expense                    7.2%                             6.0%
       Research and development expenses                             (9.7)%                           (6.1)%
           Total operating expenses                                 (54.2)%                          (39.4)%
       Provision for income taxes                                   171.9%                           686.1%
           Net income                                               165.4%                           438.7%
  --------------------------------------------------------------------------------------------------------------------

                     COMPARISON: QUARTER ENDED JUNE 30, 2002
                         AND QUARTER ENDED JUNE 30, 2001

         Net sales and revenues for the quarter ended June 30, 2002 increased by $3,873,000 or 9.1% compared with the same period last year. The increase was primarily due to the growth within the Company's sleep companies, Breas Medical and Sleep Services of America, and the growth due to the merger of Stelex, Inc. and The Validation Group to form Stelex-TVG.

         Sales of anesthesia products, representing 37.9% of net sales and revenues, decreased by approximately $409,000 or 2.3% from the quarter ended June 30, 2001 due primarily to reduced sales by Thomas Medical Products, Inc., which were partially offset by volume growth in anesthesia circuit sales. Sales of respiratory/critical care products, representing 39.1% of net sales and revenues, increased by approximately $2,063,000 or 12.8%, primarily due to the acquisition of Stelex, Inc., to be part of the Company's validation consulting service company. Sales by the Company's sleep service companies, representing 22.9% of net sales and revenues, increased by $2,221,000, or 26.4% due primarily to a growth in sales of the Company's Breas subsidiary, and the merger of NST with HSI, effective January, 1, 2002.

         The Company's reported gross profit percentage for the quarter was 51.7%, compared to 51.3% in the same period of the last fiscal year. Improved gross profits in our anesthesia, respiratory/critical care and Vital Pharma unit, resulted from cost improvement programs.

         Selling, general and administrative expenses (S, G & A) for the quarter ended June 30, 2002 increased by $792,000 or 7.2% over the prior year's quarter primarily due to additional employees resulting from the merger of NST and HSI, and the merger of Stelex, Inc. and The Validation Group.

         Research and development expenses ("R&D") decreased by $202,000 due to reduced expenditures on R & D projects.

         Other expense, net, for the quarter ended June 30, 2002 increased $61,000 from $190,000 in the quarter ended June 30, 2001 to $251,000, primarily resulting increased contributions.

         The Company recorded an impairment charge of $1.6 million related principally to its Chinese subsidiary due to unusual circumstances effecting that subsidiary's operations, which are the subject of an on-going internal investigation. Our Chinese operations have not been profitable. We are re-evaluating our strategy of selling direct in China and may consider selling through distributors.

         Interest income decreased 9.9%, from $152,000 during the three months ended June 30, 2001 to $137,000 during the three months ended June 30, 2002, reflecting lower interest rates. Interest expense decreased 30.9% from $181,000 during the three months ended June 30, 2001 to $125,000 during the three months ended June 30, 2002 reflecting reduced loan balances.

         During the quarter ended June 30, 2001, a major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma,Inc. which has sustained significant sales erosion and operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.2 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

         The Company's effective tax rates were a provision of 33.0% and a benefit of 31.8% for the quarters ended June 30, 2002 and 2001, respectively. The increase in the effective tax rate is related to the higher tax bracket resulting from increased operating profits.

                   COMPARISON: NINE MONTHS ENDED JUNE 30, 2002
                       AND NINE MONTHS ENDED JUNE 30, 2001

         Net sales and revenues for the nine months ended June 30, 2002 increased by $7,959,000 or 6.4% compared with the same period last year. The increase was primarily due to the growth within the Company's sleep companies, Breas and Sleep Services of America, the growth due to the merger of Stelex, Inc. and The Validation Group to form Stelex-TVG, and the growth in the anesthesia business.

         Sales of anesthesia products, representing 40.3% of net sales and revenues, increased by approximately $2,694,000 or 5.3% from the nine-month period ended June 30, 2001 due primarily to volume growth in anesthesia circuit sales led by the Company's new anesthesia breathing circuit Limb-O'TM'. Sales ofrespiratory/critical care products, representing 37.7% of net sales and revenues, decreased by approximately $516,000 or 1.0% primarily due to the loss of a major customer by the Company's validation service company. This loss is partially offset by increased revenues from the acquisition of Stelex, Inc. Sales by the Company's sleep service companies, representing 22.0% of net sales and revenues, increased by $5,781,000 or 24.9% due primarily to a growth in sales of the Company's Breas subsidiary and the merger of NST with HSI to form Sleep Services of America, effective January, 1, 2002.

         The Company's reported gross profit percentage for the nine months ended June 30, 2002 was 50.0% compared to 51.4% in the same time period of the last fiscal year. The decrease in gross profit percentage is primarily due to two factors. One factor was the re-evaluation of the carrying value of the Company's inventory, charges to Cost of Goods of approximately $1,400,000 were taken in the current fiscal year. The second factor is an increase in service revenue of approximately $2,765,000 at a lower gross profit. The gross profit percentage in anesthesia, respiratory/critical care and Breas averaged 52.7% (before inventory reserves), for the nine month periods ended June 30, 2002 and averaged 52.4% for the nine months ended June 30, 2001.

         Selling, general and administrative expenses (S, G & A) increased by $1,889,600 or 6.0% primarily due to additional employees resulting from the merger of NST and HSI, (approximately $1.1 million), the acquisition of Stelex, Inc. (approximately $463,000), with the balance of the increase related to increased legal accruals and bad debt expense.

         Research and development expenses ("R&D") decreased by $362,000 or 6.1% due to reduced expenditures on R & D projects.

         During the nine months ended June 30, 2002, we reversed $5.0 million in litigation accruals as a result of the successful conclusion of a patent infringement suit. This litigation predated our 1997 acquisition of Marquest Medical Products. At the time of this acquisition, we were advised that Marquest had potential liability as the indemnitor of a distributor which was being sued for patent infringement in Japan. We recorded a sizable reserve at the time of the Marquest acquisition and increased that reserve during the pendency of the litigation as a result of a lower court decision against us. The accruals were reversed during the quarter ended March 31, 2002 when the Tokyo Supreme Court ruled in favor of our distributor, thereby ending the legal proceeding.

         Other expense, net of other income included in operating income, decreased by 39.4% from a net expense of $648,000 for the nine months ended June 30, 2001 to $393,000 for the nine months ended June 30, 2002. This change resulted from a decrease in expense related to charitable contributions.

         The Company took an impairment charge of $1.5 million in its Chinese subsidiary due to unusual circumstances effecting that subsidiary's operations, which are the subject of an on-going internal investigation. Our Chinese operations have not been profitable. We are re-evaluating our strategy of selling direct in China and may consider selling through distributors.

         Interest income decreased 18.6%, from $641,000 during the nine months ended June 30, 2001 to $522,000 during the nine months ended June 30, 2002, reflecting lower interest rates. Interest expense decreased 68.6% from $586,000 during the nine months ended June 30, 2001 to $184,000 during the nine months ended June 30, 2002 reflecting pay-downs of existing debt and loans.

         Other income and expense in the nine month period ended June 30, 2001 consisted of gain on certain investments. There was no gain in the nine month period ended June 30, 2002.

         During the quarter ended June 30, 2001, a major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc, which has sustained significant sales erosion and operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.2 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.2 million.

         The Company's effective tax rates were 33.6% and 26.0% for the nine month period ended June 30, 2002 and 2001 respectively. The increase in effective tax rate over the prior year's nine-month period reflects the higher tax bracket resulting from the increase in taxable income.

Liquidity and Capital Resources

         The Company continues to rely upon cash flow from its operations. During the nine-month period ended June 30, 2002, cash and cash equivalents decreased by approximately $6,292,000, reflecting net cash provided by operations of approximately $27.3 million and from the proceeds from the exercise of stock options of $810,000, offset by cash used for the acquisition of Stelex, Inc., Breas and certain SSA shareholders of approximately $21.8 million, net of cash acquired; capital expenditures of approximately $3.2 million; dividend payments of approximately $1.6 million; the purchase of treasury stock of approximately $2.3 million; and principal payments on notes payable and debt of approximately $5.6 million. The combined total of cash and cash equivalents and long-term marketable securities was approximately $25.0 million at June 30, 2002 as compared to $31.5 million at September 30, 2001.

         At June 30, 2002, the Company had approximately $24,737,000 in cash and cash equivalents. On that date, the Company's working capital was $77,135,000 and the current ratio was 6.2 to 1, as compared to $70,493,000 and 3.5 to 1 at September 30, 2001.

         Capital expenditures of approximately $3.2 million for the nine-month period primarily reflected the buy-out of its operating lease for the fair market value of the Company's Colorado plant equipment, the purchase of a packaging line for that facility, and other equipment.

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

         The Company has a $20 million line of credit with Chase Manhattan Bank ("Chase"). Chase has also expressed its intention to provide additional funds for the Company's future acquisitions, provided that each such acquisition meets certain criteria. The terms for any borrowing would be negotiated at the date of origination. There were no amounts outstanding at June 30, 2002.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks, including the impact of commodity price changes and changes in the market value of its investments and, to a lesser extent, interest rate changes and foreign currency fluctuations. In the normal course of business as described below, the Company employs policies and procedures with the objective of limiting the impact of market risks on earnings and cash flows and to lower its overall borrowing costs. The Company does not believe that its exposure to market risks would be material to the consolidated statements as a whole.

         The Company believes that the impact of interest rate changes and foreign currency fluctuations is not material to the Company's financial condition. The Company does not enter into interest rate and foreign currency transactions for speculative purposes. Other than for its operations at Breas Medical, which is headquartered in Sweden, it is the Company's policy to price products from vendors and to customers in U.S. dollars and to receive payment in U.S. dollars. Historically, the international portion of the Company's sales has been relatively small and the effect of changes in interest rates and foreign exchange rates on the Company's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. However, the international segment is expected to grow both in terms of actual sales and as a percentage of the Company's total sales and the Company may in the future need to revise or change its approach to managing interest rate and foreign currency transactions.

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

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

         We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to our consolidated financial statements and at relevant places in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

         We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

           o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and will perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. During the quarter ended [March 31, 2002] we completed this impairment test and found no impairment. If we are required to record an impairment charge in the future, it would have an adverse impact on our results of operations and financial condition.

           o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. As of June 30, 2002, the allowance for doubtful accounts was $379,000. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

           o For each accounting period, we estimate the amount of rebates that we will credit to our distributors, based on sales made to those distributors during such period. We utilize a moving average based on prior history to make these estimates.

           o We are subject to various claims and legal actions in the ordinary course of our business. These matters frequently arise in disputes regarding the rights to intellectual property, where it is difficult to assess the likelihood of success and even more difficult to assess the probable ranges of recovery. Although we currently are not aware of any legal proceeding that is reasonably likely to have a material adverse effect on us, if we become aware of any such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

           o We have established a reserve for inventory obsolescence. The reserve was determined by performing an aging analysis of the inventory, and reserving for that portion of the inventory that was estimated to be in excess of one year. As of June 30, 2002, our inventory reserves were $1,341,000.

                                    PART II.
                                OTHER INFORMATION

ITEM 1.

Legal Proceedings:

(a) Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

(b) On December 6, 1999 a complaint was filed against the Company on behalf of the former shareholders of Vital Pharma, Inc. ("VPI") alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement for the sale of VPI in December, 1995. The Company answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August, 2000 the court ordered plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The matter is in the discovery phase before the arbitrator.

(c) On April 4, 1997 a complaint was filed against us for an incident which occurred on April 6, 1995. The plaintiff, representing the estate of the alleged victim, alleges that her mother died due to defects in a valve manufactured by us. Such defects are alleged to include inadequate labeling and instructions. The plaintiff seeks an unspecified amount of compensation for damages for wrongful death and for recovery under the Illinois Survival Act. In addition, the plaintiff has sought to amend the complaint to add an additional cause of action for punitive damages. On June 20, 2002, the Magistrate issued a Report and Recommendation that the plaintiff's motion with the District Court Judge to amend the complaint be denied. The plaintiff has filed an objection to the Magistrate's Report and Recommendation. No decision has been rendered by the District Court. A claim for punitive damages would not be covered by our product liability insurance. Our excess liability carrier has denied its coverage responsibility on the grounds that plaintiff's entire claim falls outside of the applicable policy period. On August 9, 2002 we began a lawsuit seeking a judicial determination that if it becomes necessary to access our excess liability policy, either the carrier or our insurance broker will be liable to provide us with coverage.

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

ITEM 6.

Exhibits and Reports on Form 8-K

      A) There were no reports on Form 8-K filed in the period.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 VITAL SIGNS, INC.



                           By:   /s/ Joseph F. Bourgart
                                 -----------------------
                                 Joseph F. Bourgart
                                 Executive Vice President and
                                 Chief Financial Officer


                             Date: August 14, 2002

                             STATEMENT OF DIFFERENCES
                             ------------------------

The trademark symbol shall be expressed as ............................... 'TM'