Form 10-K
period 2002-09-30
VITAL SIGNS INC
filed 2002-12-26
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended September 30, 2002.

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from ____________ to ____________

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

                                 Yes [X] No [_]

          Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Aggregate market value of voting stock held by non-affiliates as of December 9, 2002 was approximately $192,829,283.

          Number of shares of Common Stock outstanding as of December 9, 2002:
12,941,002.

                                VITAL SIGNS, INC.
                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----

                                     PART I

Item 1    Business..............................................................     2

Item 2    Properties............................................................    21

Item 3    Legal Proceedings.....................................................    22

Item 4    Submission of Matters to a Vote of Security Holders...................    23

Item 4A   Executive Officers of the Registrant..................................    24

                                     PART II

Item 5    Market for the Registrant's Common Equity and Related Stockholder
             Matters............................................................    26

Item 6    Selected Financial Data...............................................    26

Item 7    Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................    29

Item 7A   Quantitative and Qualitative Disclosures About Market Risk............    41

Item 8    Financial Statements and Supplementary Data...........................    42

Item 9    Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...............................................    42

                                    PART III

Item 10   Directors of the Registrant...........................................    46

Item 11   Executive Compensation................................................    47

Item 12   Security Ownership of Certain Beneficial Owners and Management........    49

Item 13   Certain Relationships and Related Transactions........................    52

Item 14   Controls and Procedures...............................................    52

                                     PART IV

Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......    53

                                     PART I

ITEM 1. Business

Introduction

          Vital Signs, Inc. was initially incorporated in New York in 1972 and reincorporated in New Jersey in 1988. Unless otherwise indicated, references in this Annual Report to "Vital Signs, Inc.", "Vital Signs", "Company", "we", "us" and "our" refer to Vital Signs, Inc., and its consolidated subsidiaries. Vital Signs' principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; its telephone number at that location is (973) 790-1330.

          Vital Signs designs, manufactures and markets single-patient use medical products for the anesthesia, respiratory, critical care, sleep therapy and emergency markets. A number of single-patient use products are increasing their share of the medical products market primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another. With the acquisition of Breas Medical AB ("Breas") from 1997 to 2002, acquiring National Sleep Technologies, Inc. in 2000 (see below), and HSI Medical Services Corporation in 2002, we have expanded our product focus into the sleep therapy and personal ventilation markets.

          We pioneered the development and introduction of a variety of single-patient use products. In 1975, we commenced the marketing of clear, non-conductive anesthesia breathing circuits. The first clear plastic, single-use air-filled cushion face mask for anesthesia delivery and resuscitation was launched by us in 1981. We were the first organization to introduce a single-patient use manual resuscitator in 1984. The first single-patient use laryngoscope system for use in the anesthesia and critical care arenas was developed and launched by us in 1988. We have also developed a general anesthesia kit, which can combine over 20 disposable items in one convenient, cost-effective package, and the first single-patient use infant resuscitation circuit with an adjustable pressure limiting valve, used to protect the infant's lung against over pressurization.

          We also offer products and services for the sleep disorder/personal ventilation markets, which builds upon our airway management expertise. Our products are used in the treatment of obstructive sleep apnea, a condition caused by a blockage of the airway, usually the result of the soft tissue in the rear of the throat collapsing and closing during sleep. We operate a number of sleep diagnosis centers which test the need for sleep apnea products in particular patients and tailor specific products for individual patients.

          We deliver regulatory compliance services to FDA regulated companies primarily to the pharmaceutical companies. In addition, we also offer services to, medical device, diagnostic and biotechnology companies.

          In 1997, we acquired the outstanding stock of Marquest Medical Products, Inc. ("Marquest"), and began manufacturing and distributing arterial blood gas syringes and kits, small volume nebulizers and heated humidification circuits.

          Through several transactions from 1997 to 1999, we acquired 53% of Breas Medical, AB ("Breas"), a manufacturer of CPAP (continuous positive airway pressure) machines and personal ventilators, based in Sweden. In May 2001 we purchased another 41%. At that time substantially all of the minority interest was held by Breas' management. In April of 2002 we purchased the remaining minority shares, bringing our ownership to 100%. Breas has grown to be among the market leaders in sleep and personal ventilation in Europe through its own direct sales force in several European markets together with focused distributors. The Breas products were introduced to the South American and Asian markets in late 1999. In September 2000 we received FDA clearance to market the Breas PV10 CPAP device in the United States. In 2001 we received FDA clearance to market the Breas H50 heated humidifier. We plan to introduce additional Breas products in the United States once regulatory clearance has been achieved.

          In June 1998 and May 1999, we purchased $10.4 million of common stock and convertible preferred stock of National Sleep Technologies, Inc. ("NST"). NST provides sleep diagnostic testing services in the United States through free standing labs and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from sleep disorders, such as obstructive sleep apnea. In 2000, we converted our investment in the preferred stock of NST into common stock and assumed control of NST. On January 31, 2002, NST completed its merger with HSI Medical Services, Inc., ("HSI"), a subsidiary of the Johns Hopkins Health System. In this merger, we received a controlling interest in the merged entity, known as Sleep Services of America, Inc., ("SSA"). As of September 30, 2002, we held a 68% equity interest in SSA.

          On March 28, 2002 we acquired Stelex Inc. ("Stelex"), a company engaged in pharmaceutical technology services, through the merger of our wholly-owned subsidiary, The Validation Group ("TVG"), and Stelex Inc. The surviving entity is known as Stelex-The Validation Group ("Stelex-TVG"). The merger enabled us to move into the technology services area through the sale of dedicated software and the customization of this software.

          For additional information regarding our products, see
"Business-Products" and for additional information regarding the accounting treatment of the Breas, SSA and Stelex transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

          This Annual Report on Form 10-K contains, and from time to time we expect to make, certain forward-looking statements regarding our business, financial condition and results of operations. The forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar import. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), we intend to caution investors that there are important factors that could cause our actual results to differ materially from those projected in our forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of us. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially from such statements. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

          We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, we have set forth in Exhibit 99.1 to this Annual Report on Form 10-K a list of important factors, certain of which are outside of management's control, that could cause our actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by us. Reference is made to Exhibit 99.1 for a list of such risk factors.

Acquisition Strategy

          Historically, we have made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, our acquisition strategy is focused upon the following principal objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory/critical care, emergency, homecare, sleep/ventilation and pharmaceutical technology services markets with the goal of expanding our product line and improving our market share positions, (ii) expansion to international markets, and (iii) acquiring unique research and development capabilities. Such acquisitions may consume substantial amounts of capital, both to fund the purchase price and to fund the working capital needs of acquired companies and acquired product lines.

Principal Products and Services

          Our primary products and services fall into four categories:

               o    anesthesia;

               o    respiratory/critical care;

               o    sleep/personal ventilation (referred to as "sleep"); and

               o    pharmaceutical technology services.

          We believe that our broad range of product offerings represents a competitive advantage over suppliers with more limited product offerings. We continue to supplement our existing products and services with new offerings designed to meet the needs of health care professionals. For example, in response to reports of allergic reactions to medical devices containing latex, we manufacture a number of latex-free products. As a leading provider of single-patient use airway management products for the anesthesia and respiratory/critical care markets, we have developed a reputation with physicians for providing quality products. We believe that brand recognition helps drive demand for our products.

          We have leveraged our airway management expertise by providing products and services for the high growth sleep/personal ventilation and sleep services markets. We offer products for the treatment of obstructive sleep apnea and operate over 80 sleep diagnosis centers which test the need for sleep apnea products.

          Our principal products and services are described below:

Anesthesia Products:

          Anesthesia Breathing Circuits. We offer a wide variety of single-patient use anesthesia breathing circuits, which are used to carry oxygen and anesthesia to a patient while under general anesthesia during surgery. Breathing circuits connect the patient to the anesthesia machine and to various patient monitors. The traditional system is referred to as a "circuit" because it is comprised of two tubes, one carrying inspiratory gases to a patient and the other carrying expiratory gases away from the patient. Each breathing circuit consists of flexible hoses, a breathing bag, and a "Y" and elbow attachment. Since the breathing circuit needs of hospitals vary significantly, we offer a large variety of circuits designed to be compatible with anesthesia equipment manufactured by numerous other companies. With the Marquest acquisition in 1997, we began offering circuits that deliver heated humidification to patients. Technological advances in the areas of gas sampling, temperature monitoring, humidification and bacterial/viral filtration have provided us with opportunities to expand our breathing circuit offerings.

          Face Masks. In 1981, Vital Signs introduced the first clear plastic air-filled cushion face mask for single-patient anesthesia and respiratory use. We believe that the soft air-filled cushion face mask provides a better seal on most patients than other face masks, thus improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration, while the patient is anesthetized. We offer various sizes and types of face masks. We anticipate that the usage of single-patient use face masks in surgical procedures internationally will continue to expand as single-patient use products become increasingly accepted in international hospitals.

          General Anesthesia Systems (GAS'TM'). We assemble and market General Anesthesia Systems (generically considered customized anesthesia kits), which can include more than 20 products, such as air-filled cushion face masks, breathing circuits, blood pressure cuffs and temperature monitoring probes. In marketing our GAS'TM' kits, our sales representatives use detailed questionnaires to assist each customer in determining the particular products the hospital desires in its anesthesia kits. We then assemble GAS'TM' kits to meet the hospital's specific needs. In the first quarter of Fiscal 2001, we introduced Limb-[th]'TM', a single limb breathing circuit used for general anesthesia, transport and/or critical care situations. It incorporates a patented technology developed with a septum to separate inspiratory and expiratory gases. It competes with the traditional two limb system and is an alternative to the tube within a tube circuit.

          PAXpress'TM'. In the first quarter of Fiscal 2001, we introduced a pharyngeal airway (PAXpress), a single use airway device promoted as an alternative to the LMA (laryngeal mask airway) device. The PAXpress'TM' is used for airway management during general anesthesia procedures, and with just one size, can accommodate all adults over 90 pounds.

          INFUSABLE'r' Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter into the artery of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid-filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. Our INFUSABLE'r' disposable pressure infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a patented pressure gauge. The Infusable'r' also has a mesh netting into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system. The Infusable'r' is also designed to deliver blood or fluids to a patient at a rapid rate usually under trauma conditions.

          Vital View'TM' Single-Patient Use Fiberoptic Laryngoscope System. This disposable system is designed to assist the anesthesiologist in correctly placing an endotracheal tube within the trachea of the patient. Our Vital View'TM' system has single-patient use blades which we believe offers several advantages over traditional reusable metal blade laryngoscope systems, including lowering the risk to both the patient and physician of infection associated with reusable metal blades and handles. In addition, we believe that hospital capital outlays for stocking emergency crash carts can be reduced by purchasing the Vital View'TM' system rather than a reusable fiberoptic system.

          Thomas Medical Products.

          Thomas Medical Products, Inc. ("TMP"), a wholly-owned subsidiary of Vital Signs, Inc., is an original equipment manufactures ("OEM") manufacturer and contract development organization which relies upon its scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their products or as part of kits, or as a finished product. TMP is included in the anesthesia business segment in Note 18 to the Notes to the Consolidated Financial Statements. Revenue was $16.5 million, $14.4 million, and $11.8 million for TMP for each of the three years ended September 30, 2002, 2001 and 2000, respectively.

Respiratory and Critical Care Products:

          Gas-Lyte'r' and Quick-ABG'r'. We offer a broad line of disposable arterial blood gas ("ABG") syringes and collection systems. Blood gas syringes are used to collect blood for blood gas analyses routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. We offer our ABG products in both standard configurations and in kits that are customized to meet a specific hospital's needs, and function with these blood gas analyzers.

          Code Blue II'TM'. Vital Signs was the first to offer single-patient use manual resuscitators. Manual resuscitators are ventilation devices which are squeezed by hand to force oxygen into a patient's lungs. They are used throughout the hospital in a variety of settings. For example, patients on a ventilator require the use of a resuscitator prior to tracheal suctioning procedures. Another use is in providing oxygen while transporting the patient between the operating room and other critical care units. In addition, resuscitators are typically placed strategically throughout the hospital to provide assistance to patients who have stopped breathing and require resuscitation. Code Blue II'TM' resuscitators are sold in different sizes for infants, children and adults. These resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections. We believe that most reusable manual resuscitators are costly to sterilize and require re-assembly, which may result in errors that compromise proper function. In contrast, Code Blue II'TM' resuscitators are relatively inexpensive and are delivered fully assembled.

          Babysafe'TM' and Hyper Inflation Systems. We offer both Babysafe'TM' and traditional hyperinflation systems used for infant resuscitation, a specialized line of infant hyperinflation products (BabySafe'TM', PediBlue'TM' and BabyBlue'TM' hyperinflation systems), used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe'TM' offers the ability to adjust and limit the level of pressure that can be delivered during resuscitation. Oxygen can be delivered without the risk of barotrauma. These systems are available in a variety of configurations and sizes to meet the needs of infants.

          CleenCuff'TM' and CUFF-ABLE'r' Blood Pressure Cuffs. We manufacture and sell single-patient use blood pressure cuffs which are wrapped around the arm of a patient to obtain a blood pressure reading. Our single-patient use blood pressure cuffs provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated by touch, with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, we believe that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. Our cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

          SCT3000'TM' Heated Humidification Systems. We manufacture a set of products to provide a flow of warm moist air to patients who are at risk from loss of body temperature and drying of the lung linings. These products consist of an electronic humidifier, our SCT3000'TM', that utilizes single use heated and non-heated wire breathing circuits, as well as single use humidification chambers. In addition to their use in respiratory care, these products also have anesthesia applications.

          Continuous Positive Airway Pressure ("CPAP") Systems. Our face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. Our face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and then attach the patient to a ventilator. Mask CPAP systems are now being used successfully in the pre-hospital setting to treat patients with cardiogenic pulmonary edema. The system consists of a compact flow generator connected to an air-filled cushion face mask. The face mask is attached to a single-patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lungs, thus allowing for more oxygen to diffuse into the patient's blood system.

          Misty Ox'r' Respiratory Products. The MistyOx 'r' line consists of three respiratory product lines that deliver hydration to a patient. The first is a pre-filled bubble humidifier which delivers low flow and low concentration of oxygen to patients, the second is a nebulizer which delivers medium to high flow and high concentrations of oxygen to patients, and the third is the addition of a regulated heater to the nebulizer. These products may be used by infants, children and adults in many areas of the hospital, including emergency, recovery and critical care.

          ACTAR'r' and ACTAR D-Fib'TM' CPR Training Manikins. We manufacture a line of patented cardiopulmonary resuscitation ("CPR") training manikins. The ACTAR'r' manikin was re-designed in Fiscal 2000 to meet changing market demands. The new Actar D-Fib incorporates additional functionality to meet the updated requirements of the American Heart Association and the Red Cross. New features include jaw thrust, abdominal thrust and anatomical landmarks for proper defibrillation training. While maintaining the necessary features and anatomical landmarks for CPR practices, our training manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

          Broselow/Hinkle'TM' Pediatric Emergency System. The Broselow/Hinkle'TM' pediatric emergency system is the product of extensive clinical efforts by James Broselow, M.D., and Alan Hinkle, M.D. to enable emergency care providers to determine the proper dose of medication and appropriate equipment size for infants in emergency situations. This system takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to Vital Signs, consists of: a tape measure having eight color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. With this system, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time.

          Sleep/Personal Ventilation Products.

          We have designed our sleep products to deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. Continuous positive airway pressure is a common method for treating obstructive sleep apnea. We have manufactured and distributed continuous positive airway pressure systems for more than a decade for other respiratory applications and actively entered the sleep apnea market in 1997 through our interest in Breas Medical AB, a European manufacturer of personal ventilators for obstructive sleep apnea and long term ventilation. To date, most of our sales of these devices have been overseas. We received FDA approval for our first home care continuous positive airway pressure product in August 2000. We have designed our ventilation systems to produce and deliver gases to a patient requiring ventilation or oxygen therapy in both hospitals and the home. In addition, we provide diagnostic and therapeutic services through our Sleep Services of America subsidiary, which was created in January 2002 when we merged our National Sleep Technologies subsidiary with the sleep diagnostic business of The Johns Hopkins Health Systems Corporation.

          Our principal products and service offerings in this category are set forth below. Other than the Breas PV10'TM' and the Breas HA50'TM', all of the products below are currently sold only outside of the U.S. We provide our sleep diagnostic services exclusively in the U.S.

          Sleep Products

     o CPAP Flow Generators are electromechanical devices which deliver continuous positive airway pressure through a nasal mask to a patient suffering from obstructive sleep apnea in order to keep the patient's airway open during sleep. Given the importance of patient compliance in treating obstructive sleep apnea, we have designed our products to be easy to use, lightweight, small and quiet, making them relatively unobtrusive at the bedside. Our Breas PV10i'TM' adds the additional functionality of raising and lowering continuous positive airway pressure to accommodate various user sleep stages and positions.

     o Humidification Systems are heated humidifiers for use with continuous positive airway pressure or ventilation devices. Humidification is an important factor in the function of the respiratory system. Our Breas HA50'TM' has nine heating settings and is easy to clean.

     o Sleep Disorder Home Screening Devices are home-use systems for screening for sleep disorders, including obstructive sleep apnea. Our Breas SC20'TM' is a lightweight screening system for measuring and recording physiological data during sleep. The system can record oxygen saturation, airflow, pulse, breathing effort, snoring, limb movement and body position. The data is downloaded to a personal computer where our analysis software provides an indication of the presence of sleep apnea and other associated disorders.

     o Ventilators are electromechanical devices used to assist a patient with respiratory problems. We have designed our systems for use in a clinical setting or at home. Our Breas PV501'TM' is designed for a patient requiring twenty-four hour home care ventilation. Our Breas PV403'TM' pressure support/volume control ventilator offers clinicians and patients a choice of pressure support, pressure control, volume control and synchronized intermittent mandatory ventilation.

     o Bi-Level Ventilators such as our Breas PV101'TM' are electromechanical devices which deliver two levels of continuous positive airway pressure to a patient. Our Breas PV102'TM', an upgraded version of our Breas PV101'TM', is a time ventilator which allows inspiration and expiration pressure levels to be pre-set. Bi-level therapy allows a patient to exhale against a lower pressure and to inhale with a higher pressure, which promotes more comfortable, natural respiration.

     o Sleep Diagnostic Services. We provide diagnostic and therapeutic services through our Sleep Services of America subsidiary. As of September 30, 2002, this business operated over 80 sleep centers in 11 states, principally in the eastern U.S. At these facilities which typically accommodate two patients per night, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders. If a patient is determined to suffer from sleep apnea, we can offer follow-up diagnostic and monitoring services to the patient and may, under certain circumstances, be in a position to sell our sleep products to the patient. A sleep study is the process of recording various measurements used to identify different sleep stages and classify various sleep problems. During sleep testing, the activities that occur in a patient's body during sleep--brain waves, muscle movements, eye movements, breathing through the mouth and nose, snoring, heart rate, and leg movements--are monitored by small electrodes applied to the patient. In addition to breathing, the level of oxygen in a patient's blood, as well as a patient's heart rate, are monitored. These functions can be normal while the individual is awake, but abnormal during sleep. All of this information is transmitted from the equipment being worn to a special recorder, which saves these measurements for technicians to interpret. The referring physician receives a sleep report which provides an interpretation of the data and a diagnosis of the sleep-related problem, if any.

          Ventilation Products

          PV102 CPAP. The PV102 is an advanced Bi-Level CPAP device which allows separate pressure levels for inspiratory and expiratoryphases of each individual breath. Ventilation can be matched to the patient's own breathing pattern by setting levels which promote more comfortable and more natural respiratory support.

          PV401 and PV403 Bi-Level Ventilators. The PV400 series ventilator supports the ventilation needs of patients suffering from respiratory insufficiency diseases. Patients benefiting from the PV401/3 may suffer from neuromuscular (duchene's), or other restrictive or obstructed diseases. The PV403 is an upgraded version of the PV401 with improved displays of monitoring and control systems.

          PV502 Ventilator. The PV502 is a fully functioning volume ventilator. This life-sustaining device may be used on home ventilator patients as well as the less acute, longer term ventilator patients that remain inside a hospital. This ventilator is a cost effective alternative to the rather narrow range of competitive products currently available in this field.

          HA50 The HA50 is a humidification system for patients on ventilators.

          SC 20 The SC 20 is a screening device to assess patients at home for potential OSA.

          Pharmaceutical Technology Services.

          We deliver technology services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services from time to time to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA. Our focus has been in the areas of development and validation of systems and processes used in the manufacturing, information technology and infrastructure, research and development, laboratory and quality assurance departments of our clients.

          With our acquisition of Stelex, our consulting staff consisted of 152 professionals as of September 30, 2002 and our range of consulting services was broadened into the development and implementation of quality control programs, including software quality assurance and compliance with FDA software requirements and customized training programs.

Market Data

          The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of total revenue from continuing operations represented by our anesthesia products, respiratory/critical care products, sleep products and our pharmaceutical technology services:

-------------------------------------------------------------------------------------
                                                  YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------------
                                             2002           2001            2000
                                        -------------   -------------   -------------
                                        AMOUNT     %    AMOUNT     %    AMOUNT    %
                                        ------   ----   ------   ----   ------   ----
                                                    (DOLLARS IN MILLIONS)
                                                    ---------------------
ANESTHESIA...........................   $ 73.5   42.2   $ 69.0   42.3   $ 64.9   44.3
RESPIRATORY/CRITICAL CARE............     46.8   26.9     52.2   32.0     52.5   35.8
SLEEP ...............................     39.6   22.8     30.4   18.6     20.9   14.3
PHARMACEUTICAL TECHNOLOGY SERVICES...     14.1    8.1     11.5    7.1      8.2    5.6
                                        ------   ----   ------   ----   ------   ----
TOTAL................................   $174.0    100%  $163.1    100%  $146.5    100%
                                        ======   ====   ======   ====   ======   ====

          For additional information regarding these segments, see Note 18 to the Consolidated Financial Statements.

Sales, Marketing and Customers

          U.S. Sales

          We sell our anesthesia and respiratory/critical care products to hospitals in the U.S. through our own sales force, which is led by our Vice President of Sales. As of September 30, 2002, our U.S. sales force consisted of:

          o    57 sales representatives;

          o five group purchasing organization managers -- three of whom are consultants to us and not our employees;

          o    one sales manager for pre-hospital sales; and

          o    17 independent representatives for home care sales.

          We market our anesthesia and respiratory/critical care products primarily to hospitals and other health care providers. While we utilize national distributors to deliver a portion of our anesthesia and respiratory/critical care products in the U.S., the end-user hospitals and other health care providers determine the channel through which they receive our products, either directly from us or through a distributor of their choice. See
Note 17 to the Consolidated Financial Statements.

          Many of our customers are members of group purchasing organizations. Group purchasing organizations provide their members access to discounted prices on products by negotiating discounts with manufacturers like us. Unlike distributors, group purchasing organizations do not themselves make purchases, carry inventory or physically handle product. We have agreements with several leading group purchasing organizations, including Amerinet, Broadlane, Consorta, Healthsouth, Healthtrust, MedAssets (HSCA) and Premier. Our strategy has been to align our U.S. sales force into group purchasing organization teams in order to focus our efforts on gaining additional group purchasing organization agreements and increase sales to member hospitals.

          As new products which can be sold by our U.S. sales force are developed, we educate and train our sales force in the need, use, application and advantages of our products. We also hold quarterly training sessions for all of our sales people and conduct additional training as we deem appropriate.

          As of September 30, 2002, our Sleep Services of America subsidiary had 6 sales people, each of whom supports a specific geographic region and is responsible for maintaining relationships with existing hospital accounts, assisting in the opening of new sleep centers and building occupancy at existing sleep centers. We intend to continue to grow this business through initiatives including the opening of new sleep laboratories, increasing utilization of existing laboratories, continuing education regarding sleep disorders and community outreach.

          As of September 30, 2002, our Stelex subsidiary had a team of four sales account managers, three marketing support personnel, and one director of business development for our pharmaceutical technology service. Our pharmaceutical technology services sales team is responsible for obtaining new business in the U.S. and Puerto Rico. We expect that as additional offices are established, and a critical mass of consultants are employed, additional sales support will be added. Our regulatory consulting team calls on pharmaceutical and medical device companies regarding compliance with FDA regulations. As of September 30, 2002, we also employed two sales people to promote the video technology developed in the vioWorks division of our Stelex subsidiary. Our vioWorks sales team sells video conferencing via the Internet primarily to pharmaceutical and medical device companies which are seeking to train their sales forces and service organizations, organizations which deliver live or delayed conference presentations to physicians who are unable to attend conferences in person and hospitals which are seeking to train personnel in recent technological advances.

          International Sales

          For fiscal 2002, 2001 and 2000, international sales of $38.3 million, $35.9 million, and $34.9 million, respectively, accounted for approximately 22%, 22% and 24%, respectively, of our revenue. Our products are sold in over 55 countries worldwide. We sell our anesthesia and respiratory/critical care products in European and other international markets primarily through a network of independent distributors managed by our President of International Sales and, as of September 30, 2002, nine area managers. In October of 2002, we entered into a strategic alliance with Rusch GmbH, a manufacturer of medical devices. Rusch will represent us in 10 countries. We view this alliance as an alternative to our historic approach of relying upon local distributors to sell anesthesia and respiratory/critical care products in foreign countries.

In the United Kingdom, we have a sales manager and a direct sales force, which, as of September 30, 2002, consisted of six people. Our sleep/personal ventilation products are sold internationally through Breas' direct sales force, which calls on home health care distributors in France, Germany, Scandinavia, Spain and the United Kingdom, and through an independent distribution network in other countries. As of September 30, 2002, the Breas direct sales force consisted of 18 people.

          Marketing

          Our marketing staff, which as of September 30, 2002 consisted of 12 people, works closely with our sales forces, collects and analyzes customer responses to new and existing products, participates in our product development program and assists in product training. In addition, our marketing staff develops and helps implement various internal and external promotional activities.

          Research and Development

          We believe that product development and innovation is an essential part of our overall success. As of September 30, 2002, we employed 32 engineers, scientists and technicians who are principally engaged in research and development activities. We supplement their efforts with outside consultants from time to time. The principal focus of our research and development activities is to develop product solutions for health care problems, specifically in the areas of anesthesia, respiratory/critical care and sleep.

          We incorporate technical, manufacturing, operations, sales and marketing, and clinical expertise within our research and development processes. Our research and development staff works with health care providers to develop an in-depth understanding of, and to be responsive to, product applications and clinical needs, and works with our sales and marketing teams to better understand industry trends. We believe that we are often able to reduce the costs associated with new product development by utilizing our in-house manufacturing capabilities to rapidly produce quantities of prototype products suitable for trial use and sale.

          We expect to continue to rely principally on our internal staff to perform research and development in our primary areas of expertise. Our research and development expenses aggregated $6,615,000, $6,937,000, and $7,779,000, for fiscal 2002, 2001 and 2000, respectively.

          Product Liability Exposure

          We are exposed to potential product liability resulting from the use of our products. We presently maintain product liability insurance coverage of $20,000,000 in the aggregate. Our product liability policy generally protects us against claims of bodily injury or property damage arising out of any products manufactured, sold or distributed by us. If a judgment in a product liability suit were entered against us or we entered into a settlement agreement in excess of a policy limit or outside the scope of coverage, including for example, punitive damages, our profitability and financial condition may be impacted significantly. We cannot assure you that our current level of insurance will be sufficient to cover product liability claims or that such coverage will remain available to us on satisfactory terms, if at all.

          Manufacturing and Quality Control

          We manufacture most of our products. Our manufacturing processes and systems have allowed us to provide quality products, to react quickly to changes in demand and to generate manufacturing efficiencies. We purchase resins, our primary raw material used in a variety of our anesthesia and respiratory products, in bulk. We believe that these capabilities allow us to contain costs, control quality and maintain security of proprietary processes. For certain products, our manufacturing function consists principally of assembling and packaging components that we purchase from others. We continually evaluate our manufacturing processes, with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings and improve quality.

          We manufacture anesthesia breathing circuits, filters, blood pressure cuffs, pressure infusors, arterial blood gas syringes, heated humidification circuits, nebulizers, manual resuscitators, introducers, sleep therapy products and ventilators. We perform tube extrusion, injection molding, radio frequency welding, product assembly, product testing, packaging and distribution. In some instances, plastic components incorporated in certain products are molded to our specifications by outside custom injection molders who utilize molds that are designed and, in most instances, owned by us. Our suppliers typically are presented with written specifications to assure that components are manufactured in conformity with our design.

          As many of our products are utilized within the operating rooms and critical care units of hospitals, we conduct quality control testing in all of our facilities. Our quality systems are designed to meet the FDA's Quality Systems Regulation. We are required to maintain records of all raw materials received and used in the manufacturing process along with complete histories of all devices manufactured. In order to distribute in Europe, our Quality Systems have been certified to be in compliance with ISO 9001 and EN46001 standards.

          Significant Suppliers

          In 1980, we acquired the rights to our air-filled cushion anesthesia face mask through a collaboration arrangement with Respironics, Inc. ("Respironics"). Face masks are used in a variety of our circuits and are sold individually to customers. We purchase our face masks from Respironics, a single source which manufactures the face mask in the People's Republic of China. Our supply agreement with Respironics requires Respironics to supply air-filled cushion face masks of various specifications to us on an exclusive basis for anesthesia purposes, and obligates us to purchase all of our anesthesia face masks from Respironics as long as Respironics is the low cost supplier. We have had a series of supply agreements with Respironics for many years. The current supply agreement with Respironics was renewed in 1999 to extend its term until 2006, with an additional option to further extend the term of the agreement through 2011, providing us with a secure supplier relationship on this key product.

          If the supply of face masks from Respironics should be interrupted for any reason, we would seek to find alternative suppliers of face masks. In such event, we may experience disruption in our business. No assurance can be given that, in the event of such an interruption or cessation, we could, in fact, maintain our required supply of face masks in a quantity and at a cost that would not have a material adverse effect on our business and operating results. Our policy is to maintain a sufficient stock of face masks to lessen the impact of any temporary production or supply disruption.

          Sales Backlog

          Our objective is to ship all orders within relatively short time frames.

          Competition

          The markets in which we do business are highly competitive. The principal bases for competition in our markets include product features, price, quality, customer service, performance, market reputation, breadth of product offerings and effectiveness of sales and marketing. We believe that our products compete favorably with respect to these factors.

          We compete on a product-by-product basis with various companies, many of which have greater financial and marketing resources, broader product lines or both. Our primary competitors in each of our product and service categories are the following entities and their affiliates.

Product/Service Category              Primary Competitors
--------------------------------------------------------------------------------------
Anesthesia:                           Baxter International Inc.
                                      King Systems Corporation
                                      SIMS Portex, Inc.
                                      Tyco International, Inc.
--------------------------------------------------------------------------------------
Respiratory/Critical Care:            Allegiance Healthcare Corporation
                                      Ambu International A/S
                                      Critikon, Inc./General Electric Medical Services
                                      Fisher & Paykel Healthcare Corporation Limited
                                      Hudson/RCI
                                      Kimberly-Clark Corporation
                                      Tyco International, Inc.
--------------------------------------------------------------------------------------
Sleep/Personal Ventilation:           Fisher & Paykel Healthcare Corporation Limited
                                      Respironics, Inc.
                                      Resmed, Inc.
                                      Tyco International, Inc.
                                      Sleep centers maintained by hospitals and
                                      various local sleep centers.
--------------------------------------------------------------------------------------
Pharmaceutical Technology Services:   Day & Zimmerman
                                      Taratec
                                      The Washington Group
                                      Numerous regional companies.
--------------------------------------------------------------------------------------

Regulation

          Medical Device Regulation

          As a manufacturer of medical devices, we are subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which we sell our products. We must comply with a variety of regulations, including the Quality System Regulations of the FDA, and are subject to periodic inspections by the FDA and applicable state and foreign agencies. Enforcement of the Quality System Regulations has increased significantly in recent years, and the FDA has publicly stated that compliance will be more strictly scrutinized. If the FDA believes that its regulations have not been fulfilled, it may invoke extensive enforcement powers. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to receive pre-market clearances or approvals, withdrawal of approvals and criminal prosecution. The FDA also has the authority to require recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

          Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject, Class I being the least stringent and Class III being the most stringent. Class I devices are subject to general controls, including reporting certain types of device-related events to the FDA, labeling and adherence to the Quality System Regulations. Class II devices are generally subject to general and special controls including Section 510(k) clearance, performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and efficacy. Such devices include life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed Class I or Class II devices. The pre-market approval process may take several years and requires the submission of extensive performance and clinical information.

          To date, we believe that all of our products are either Class I or Class II products. However, at least one of our products in development for use by patients with congestive heart failure--may be classified as Class III and, therefore, may be subject to the time-consuming and expensive pre-market approval process. Many new medical devices, including most of our products, and some modifications to existing medical devices, are subject to a pre-market notification process pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Furthermore, current FDA enforcement policy prohibits the marketing of approved or cleared medical devices for unapproved or uncleared uses. We cannot assure investors that we will be able to identify each circumstance in which compliance with the pre-market notification process is required.

          After clearance or approval is given, the FDA or foreign regulatory agencies may withdraw clearances or approvals or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. The process of obtaining clearances or approvals to market products can be costly and time consuming and can delay the marketing and sale of our products.

          Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to change. In the future, we cannot predict what impact, if any, such changes might have on our business.

          International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

          The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Under the Medical Device Directive, a Competent Authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The Competent Authority of each member state then nominates a Notified Body to oversee the conformity assessment procedures set forth in the Directive, under which manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the "CE" marking. "CE" is an abbreviation for Conformite Europeene, or European Conformity, and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have approval to affix the CE marking on all our major product lines. As new products are introduced, we intend to take steps to gain approval for CE marking. While no additional premarket approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE mark will preclude us from selling our products in the European Union.

          Health Care Regulation

          As a provider of sleep diagnostic services, we are subject to regulation by U.S. federal and state authorities aimed at combating fraud and abuse in the health care industry. The federal government has enacted statutes and corresponding regulations addressing kickbacks, self-referral, the submission of false claims for reimbursement and the failure to follow physician prescriptions. Many states have enacted similar statutes. The federal laws apply in any case where we may provide a product or service that is reimbursable under the Medicare or Medicaid programs, or where we are requesting reimbursement from Medicare or Medicaid.

          The federal government is authorized to impose criminal, civil and administrative penalties on a health care provider who files a false claim for reimbursement from Medicare or Medicaid. Even where a claim has not been submitted to Medicare or Medicaid, criminal penalties may be imposed against the provider if the government can show that the claims constitute mail fraud or wire fraud. The government has increasingly been applying penalties in a broadening range of circumstances, for example, in instances where reimbursement has been made or sought for medically unnecessary services or for services that fall below clinical standards for quality care.

          The federal anti-kickback law prohibits the offering, solicitation, payment or receipt of anything of value which is intended to induce the referral of Medicare or Medicaid patients, or to induce the ordering of items or services that are reimbursable under those programs. The federal anti-kickback law has been interpreted to apply where one purpose of an arrangement is to induce referrals--it need not be the primary purpose of the arrangement. Arrangements that meet certain so-called "safe harbors" are deemed not to violate the federal anti-kickback law; but the failure of a particular arrangement to meet a safe harbor also does not necessarily mean that such an arrangement is illegal per se.

          The federal self-referral law, commonly referred to as the Stark Law, prohibits a physician from referring a patient to another health care provider for certain designated health products and services reimbursable by Medicare or Medicaid--including durable medical equipment--if the referring physician has a financial relationship with that provider. "Financial relationship" has been broadly defined in the applicable regulations to include both direct and indirect relationships, and includes both ownership interests and compensation as forms of financial relationships. As with the federal anti-kickback law's safe harbors, the Stark Law and its regulations exclude certain arrangements from the general prohibition, provided that specific criteria applicable to each arrangement are met.

          Our ability to sell our Breas products in our sleep centers is restricted by strict federal regulations which prohibit us from diverging from a physician's prescription. If a physician prescribes a continuous positive airway pressure product other than a Breas product for a patient at one of our sleep centers, we are prohibited by federal regulations from substituting a Breas product.

          The penalties for violating these federal laws include criminal sanctions and fines--including treble damages--and civil and administrative penalties, which may include, but not be limited to, exclusion from the Medicare and Medicaid programs, and the requirement to repay to the federal government any reimbursement the provider has received in violation of the law.

          Many states have enacted laws similar to the federal fraud and abuse laws. There is a great degree of variability among these states in terms of the applicability and requirements of each of their laws. For instance, some states' laws are applicable only to services or products reimbursable under Medicaid, while others' apply to all health care services regardless of the source of payment. By way of further example, some states do not prohibit referrals to a provider with which the referring physician has a financial relationship, but only require that the patent be informed of the relationship before the referral is made

          Privacy Regulation

          Certain of our business activities require that we collect and/or use information about individuals and their medical conditions. As a result, we are subject to regulations by both U.S. and foreign authorities intended to protect the privacy of those individuals by requiring that we maintain the confidentiality of their information.

          In 1996, the U.S. Congress enacted the Health Insurance Portability and Accountability Act, which mandated, among other things, the promulgation of regulations to address the privacy of health information and to reduce many of the costs and administrative burdens of the health care industry. These regulations have been developed by the U.S. Department of Health and Human Services, and are in various stages of finality; they address three general areas: standardization of electronic transactions, security of health information systems, and privacy of protected health information. Collectively, these regulations are intended to establish federal standards concerning the use, disclosure and protection of health information which, by its nature, can be linked to specific individuals. These regulations are highly complex and it may be costly for covered entities like us to implement and comply with all the requirements of the regulations, which have staggered compliance dates that extend through April 2003 and beyond.

          In addition, the Health Insurance Portability and Accountability Act calls for civil and criminal fines and penalties for the improper use and disclosure of individually identifiable health information. The regulations continue to evolve as the U.S. Department of Health and Human Services continues to receive public comment and revise certain of the regulations, most notably those addressing privacy. There is no history of enforcement efforts by the federal government at this time. It is therefore not possible to ascertain the likelihood of enforcement efforts in connection with the Health Insurance Portability and Accountability Act regulations or the potential fines and penalties that may result from the violation thereof.

          Foreign governments are increasingly addressing concerns related to the privacy of information collected about their citizens with laws and regulations designed to protect the confidentiality of such information. In addition, we are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, environmental protection and fire hazard control. We cannot assure investors that we will not be required to incur significant expenses to comply with such laws and regulations in the future.

Third Party Reimbursement

          The cost of medical care in the U.S. and many other countries is funded substantially by government and private insurance programs. Although we do not generally receive payment for our products or services directly from these payors other than in connection with our sleep diagnostic services, our continued success is dependent upon the ability of patients, hospitals and home care distributors to obtain adequate reimbursement for our products and sleep services. In most major markets, our products are purchased primarily by hospitals, which are generally either government funded or which invoice third-party payors directly, or otherwise invoice patients, who then seek reimbursement from third-party payors. Other than our direct to hospital sales and our sleep diagnostic services and any resulting sales of continuous positive airway pressure equipment, our remaining sales are to distributors and manufacturers of other medical products, who then sell to these customers. When we provide sleep diagnostic services in our own sleep centers, patients are generally covered by private insurance. In those instances, the patient is responsible for his/her co-payment portion of the fee and we invoice the patient's insurance company for the balance.

          In the U.S., third-party payors include Medicare, Medicaid and private health insurance providers. These payors may deny reimbursement if they determine that a device has not received appropriate FDA clearance, is not used in accordance with approved applications, or is experimental, medically unnecessary or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The trend towards managed health care and the growth of health maintenance organizations, which control and significantly influence the purchase of health care services and products, as well as ongoing legislative proposals to reform health care, may all result in lower prices for our products. We cannot assure you that our products will be considered cost-effective by third-party payors, that reimbursement will be available or continue to be available, or that payors' reimbursement policies will not adversely affect our ability to sell our products on a profitable basis, if at all.

          Intellectual Property

          We primarily rely upon trade secrets and continuing technological innovations to develop and maintain our competitive position. However, where appropriate, we seek patent protection for inventions that we believe give our products a competitive advantage. When deemed appropriate, we have enforced and plan to continue to enforce and defend our patent rights. In an effort to protect our trade secrets, we require certain employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us.

          Some of our patents relate to significant technologies that are utilized in our anesthesia, respiratory/critical care and sleep therapy product lines. Our ongoing success depends in part on our ability to maintain our patents, obtain new patents, and develop new products and applications without infringing the patent and other proprietary rights of third parties. There has been substantial litigation involving the intellectual property rights of medical device manufacturers. We have been involved in several such proceedings, often at significant expense to us. We cannot assure you that any of our patents will not be circumvented or challenged, that the rights granted by our patents will provide competitive advantages or that any of our pending or future patent applications will be issued with claims of the scope that we seek, if at all. If challenged, we cannot assure you that our patents will be held valid or enforceable. We cannot assure you that our products or proprietary rights do not infringe the rights of third parties. If an infringement were established, we could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of these outcomes could have a material adverse effect on our business.

Employees

          As of September 30, 2002, we had 1,290 full-time employees and 49 part-time employees. We believe that our relations with our employees are good. None of our employees are members of unions, although certain employees outside of the U.S. have statutory benefits comparable to collective bargaining agreements. Our full-time employees by department as of September 30, 2002 were:

Manufacturing and quality control................     680
Sales and marketing..............................     156
Sleep center technical personnel.................     209
Regulatory consultants...........................     152
Research and development.........................      32
Administration...................................      61
                                                    -----
   Total.........................................   1,290

Item 2. Properties

          We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease.

          The properties listed below relate to the anesthesia and respiratory/critical care business segments, except for the Molnlyke, Sweden property which relates to our sleep segment, and Bensalem, Pennsylvania which relate to our pharmaceutical technology services business segment.

LOCATION                                                                      SQUARE FEET
--------                                                                      -----------
Totowa, New Jersey* (executive offices, principal manufacturing and
   warehouse facilities) ..................................................     154,000

Englewood, Colorado* (manufacturing, warehouse and office space)...........      88,000

Burnsville, Minnesota (manufacturing, warehouse and office space)..........      35,000

Molnlyke, Sweden* (Breas-manufacturing, warehouse and office space)........      27,000

Malvern, Pennsylvania (Thomas Medical-manufacturing, warehouse and
   office space)...........................................................      22,500

Orange, California (manufacturing, warehouse and office space).............      18,000

Bensalem, Pennsylvania (Stelex- office space)..............................      16,500

----------
* We own this facility.

We also lease space in Arnold, Maryland, Riviera Beach, Florida and Barnham, United Kingdom.

Item 3. Legal Proceedings

          On December 6, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the discovery phase of the arbitration proceeding. The arbitration is anticipated to take place by the end of the second quarter of fiscal 2003.

          On April 4, 1997 a complaint was filed against us for an incident which occurred on April 6, 1995. The plaintiff, representing the estate of the alleged victim, alleges that her mother died due to defects in a valve manufactured by us. Such defects are alleged to include inadequate labeling and instructions. The plaintiff seeks an unspecified amount of compensation for damages for wrongful death and for recovery under the Illinois Survival Act. In addition, the plaintiff has sought to amend the complaint to add an additional cause of action for punitive damages. On September 26, 2002, the court rejected the plaintiff's motion to add the claim for punitive damages. With this rejection of the plaintiff's punitive damage demand, the matter is being defended within the limits of the Company's primary insurance policy.

          We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          The annual meeting of our shareholders was held on September 17, 2002. At that meeting, each of the nominees for election to the Board, as identified in our proxy statement, were elected. The following number of shares were voted for and against each nominee.

----------------------------------------------------
Nominee              Votes For    Authority Withheld
----------------------------------------------------
David J. Bershad     11,603,236         418,578
----------------------------------------------------
Anthony J. Dimun     11,344,783         463,526
----------------------------------------------------
Stuart Essig*        11,389,731         418,578
----------------------------------------------------
Joseph Thomas        10,674,933       1,133,376
----------------------------------------------------
Terry D. Wall        10,674,933       1,133,376
----------------------------------------------------
C. Barry Wicker      10,674,933       1,133,376
----------------------------------------------------
David H. MacCallum   11,603,236         205,073
----------------------------------------------------

          *Mr. Essig subsequently resigned from our Board.

          Additionally, five proposals were put before the shareholders, relating to the adoption of a stock option plan and various amendments to our Restated Certificate of Incorporation. The results of the shareholders actions on those proposals is as follows:

          A proposal was submitted to the shareholders for the approval of the 2002 Stock Incentive plan to replace our 1990 Employee Stock Option Plan and the 1991 Outside Director Stock Option, both of which have expired. The proposition passed by a vote of 8,060,149 shares for; 1,899,727 shares against; 1,292 abstentions; and 1,847,142 shares not voted by brokers.

          A proposal was submitted to the shareholders for the approval of an amendment to our Restated Certificate of Incorporation to eliminate all references therein to a series of preferred stock that was never issued by us. The proposition passed by a vote of 9,514,510 shares for; 445,486 shares against; 1,171 abstentions; and 1,847,142 shares not voted by brokers.

          A proposal was submitted to the shareholders for the approval of an amendment to our Restated Certificate of Incorporation to provide for directors to be elected on a three year, staggered term basis (the "Staggered Board Proposal"). The proposition passed by a vote of 7,568,621 shares for; 2,391,275 shares against; 1,271 abstentions; and 1,847,142 shares not voted by brokers.

          A proposal was submitted to the shareholders for the approval of an amendment to our Restated Certificate of Incorporation to provide that shareholders of Vital Signs, Inc. can only act at special or annual meetings of the shareholders except as required by law (the "Shareholder Meeting Proposal"). The proposition passed by a vote of 7,501,495 shares for; 2,455,911 shares against; 3,691 abstentions; and 1,847,142 shares not voted by brokers.

          A proposal was submitted to the shareholders for the approval of an amendment to our Restated Certificate of Incorporation to add a provision (the "Amendment Provision") to such Restated Certificate of

Incorporation stating that in addition to such approvals as shall be required by law, amendments to the Staggered Board Provision, the Shareholder Meeting Provision and the Amendment Provision may only be made if approved either by each of the members of our Board of Directors or by shareholders owning 75% of the voting power of all of the voting power of all outstanding shares of the Company's voting stock. The proposition passed by a vote of 7,406,669 shares for; 2,455,118 shares against; 3,380 abstentions; and 1,847,142 shares not voted by brokers.

Item 4A. Executive Officers of the Registrant

          The Company's executive officers are as follows:

NAME                  AGE*   POSITIONS WITH THE COMPANY
--------------------------------------------------------------------------------

Terry D. Wall          61    President, Chief Executive Officer and Director

Joseph Bourgart        42    Senior Vice President, New Business Development

Mark H. Felix          36    Executive Vice President, Global Planning

Frederick S. Schiff    54    Executive Vice President and Chief
                                Financial Officer

Joseph J. Thomas       66    President, Thomas Medical Products, Inc. and
                                Director

Barry Wicker           62    Executive Vice President - Sales and Director

* As of September 30, 2002.

          Terry D. Wall founded the Company in 1972 and has been President, Chief Executive Officer and a director of the Company since that time. He has also invested in and serves on the board of directors of certain healthcare businesses, including Bionx Implants, Inc., a manufacturer of bioabsorbable medical devices for orthopedic and other applications ("Bionx"). He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975. For the foreseeable future, the Company will remain dependent upon the efforts of Mr. Wall. The Company does not maintain key man life insurance on Mr. Wall's life.

          Joseph F. Bourgart has served as Senior Vice President of New Business Development of Vital Signs from June 2001 to January 2002 and again starting in November of 2002. From February of 2002 to October 2002, he served as the Company's Chief Financial Officer. Previously, he was the acting Vice President of Finance and Business Development for Biosyn, Inc. (a development stage biotech company) from 1999 to 2001, and was the Chief Financial Officer and Vice President of New Business Development for Datex-Ohmeda, Inc. (a medical equipment company) from 1992 to 1998. Prior to his experiences in medical technology and life sciences, he began his career with IBM and PepsiCo with increasing responsibilities in engineering, marketing, finance, strategic planning and management roles. Mr. Bourgart has a BS in Engineering from the Georgia Institute of Technology and an MBA in finance from The Wharton School, University of Pennsylvania.

          Mark H. Felix has served as an Executive Vice President of our company since March 2002, with primary responsibility for global planning. From 1996 to 2002 he held positions of consultant, managing director, chief operating officer, and chief executive officer for the U.S. operations of Rogen Incorporated, an international business communications consulting firm. Prior to joining Rogen, he held a variety of positions in the paper and forest products and banking industries, having worked for Boise Cascade, Stone Consolidated and Chemical Bank. He served as a Signals Intelligence Officer in the United States Marine Corps. He holds BA degrees in Political Science and Psychology from the University of Rochester and an MSBA from Boston University.

          Frederick S. Schiff has served as our Chief Financial Officer since November 2002. Previously he was employed by Bristol-Myers Squibb (a pharmaceutical company), serving as Senior Vice President and Chief Financial Officer from 2001 to April of 2002; as Senior Vice President, Financial Operations and Controller from 2000 to 2001; and prior to that as Vice President, Financial Operations and Controller from 1997 to 2000. He held other financial and accounting positions within Bristol-Myers Squibb from 1982 to 1997. He holds a BA from New York University and an MBA from Columbia University. Mr. Schiff is a certified public accountant licensed in the State of New York.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

          Our Common Stock (the "Common Stock") is traded in the over-the-counter market and quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "VITL". The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market System, and the cash dividends declared per share of Common Stock, for the periods indicated:

                                                                 DIVIDEND
                                           HIGH        LOW      PER SHARE
                                          ------      ------    ---------
Fiscal Year Ended September 30, 2001:
   Quarter ended December 31, 2000:       $34.56      $25.38       $.04
   Quarter ended March 31, 2001:           39.38       29.19        .04
   Quarter ended June 30, 2001:            42.11       29.19        .04
   Quarter ended September 30, 2001:       30.60       24.00        .04

Fiscal Year Ended September 30, 2002:
   Quarter ended December 31, 2001:       $35.20      $26.39       $.04
   Quarter ended March 31, 2002:           38.84       30.65        .04
   Quarter ended June 30, 2002:            41.18       34.12        .04
   Quarter ended September 30, 2002:       36.40       27.80        .04

          As of September 30, 2002, there were approximately 349 holders of record of the Common Stock. This number of record holders does not represent the actual number of beneficial owners of shares of our Common Stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

          During fiscal 2002, the Company declared and paid cash dividends of $.16 per share. We expect to continue to pay dividends on our Common Stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our financial condition, capital requirements, loan agreement restrictions and earnings, as well as such other factors as our board may deem relevant.

Item 6. Selected Financial Data

          The selected financial data as of and for each of the five years ended September 30, 2002 has been derived from consolidated financial statements that have been audited by Goldstein Golub Kessler LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report.

          Acquisitions occurring during the past five years, including National Sleep Technologies (acquired in June, 2000), Breas Medical AB (acquired from June 1999 through April 2002), HSI Medical Services, Inc. (acquired in January
2002), and Stelex, Inc. (acquired in April 2002) have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above. See Note 2 to the Company's Consolidated Financial Statements.

          In September 2002, our Board of Directors adopted a formal plan to sell our Vital Pharma, Inc. subsidiary. Accordingly, we have classified the Vital Pharma business as a discontinued operation. As such, the results of Vital Pharma have not been included in any of the five years presented in the Selected Financial Data schedule following. See Note 2 to the Company's Consolidated Financial Statements.

          For additional information regarding the NST, Breas, HSI and Stelex acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

          See Note 1 to the Consolidated Financial Statements for a discussion of the effect of the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intanglible Assets" on the amortization of goodwill and the subsequent effect on net income.

                             SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------
Income Statement Data:                                                       YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------------
                                                                    2002       2001       2000       1999       1998
                                                                  --------   --------   --------   --------   --------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)

Net revenue ...................................................   $174,018   $163,142   $146,478   $128,132   $121,674
                                                                  --------
Cost of goods sold and services performed .....................     86,803     78,080     68,999     61,966     59,342
                                                                  --------   --------   --------   --------   --------

                                                                  --------              --------   --------
Gross profit ..................................................     87,215     85,062     77,479     66,166     62,332
                                                                  --------   --------   --------   --------   --------
Operating expenses:
    Selling, general and administrative .......................     44,216     41,063     38,317     32,545     35,667
    Research and development ..................................      6,615      6,937      7,779      5,600      5,166
    Impairment and other charges (credit) (Notes 11 and 13)....     (3,428)     2,107      7,785         --      1,100(a)
    Goodwill amortization .....................................         --      1,120      1,117        796        700
    Other (income) expense-net (Notes 1 and 10) ...............        305       (390)     1,196        633      1,049
                                                                  --------   --------   --------   --------   --------
         Total operating expenses .............................     47,708     50,837     56,194     39,574     43,682

Operating income ..............................................     39,507     34,225     21,285     26,592     18,650
Other (income) expense:
    Interest income ...........................................       (638)      (976)      (619)      (500)      (893)
    Interest expense ..........................................        179      1,028        676        377        399
    Loss (gain) on equity investments (Notes 1 and 10) ........         --         --        529       (237)        --
                                                                  --------   --------   --------   --------   --------
         Total other (income) expense .........................       (459)        52        586       (360)      (494)

Income from continuing operations before provision for
    income taxes and minority interest in income of
    consolidated subsidiary ...................................     39,966     34,173     20,699     26,952     19,144
Provision for income taxes ....................................     13,225      9,794      5,486      8,226      5,808
                                                                  --------   --------   --------   --------   --------
Income from continuing operations before minority interest
    in income of consolidated subsidiary ......................     26,741     24,379     15,213     18,726     13,336
Minority interest in income of consolidated subsidiary ........        241          9        387        220         --
                                                                  --------   --------   --------   --------   --------
Income from continuing operations (b) .........................   $ 26,500   $ 24,370   $ 14,826   $ 18,506   $ 13,336
                                                                  ========   ========   ========   ========   ========

Earnings from continuing operations per Common Share:
    Basic .....................................................   $   2.05   $   1.93   $   1.22   $   1.51   $   1.05
                                                                  ========   ========   ========   ========   ========
    Diluted ...................................................   $   2.03   $   1.90   $   1.20   $   1.50   $   1.05
                                                                  ========   ========   ========   ========   ========

Basic weighted average number of shares outstanding ...........     12,896     12,633     12,177     12,250     12,665
                                                                  ========   ========   ========   ========   ========
Diluted weighted average number of shares outstanding .........     13,036     12,850     12,318     12,325     12,746
                                                                  ========   ========   ========   ========   ========
----------------------------------------------------------------------------------------------------------------------

     (a) Consists of a charge representing severance and other costs associated with reducing the domestic sales force.

     (b) See our consolidated financial statements for a disclosure of the operating results, net income and the discontinued operations of Vital Pharma.

--------------------------------------------------------------------------------------------------------------------
Balance Sheet and Other Data:                                                      SEPTEMBER 30,
                                                               ----------------------------------------------------
                                                                 2002       2001        2000      1999      1998
                                                               --------   --------   --------   --------   --------
Working capital:............................................   $ 86,600   $ 70,493   $ 39,284   $ 41,791   $ 35,579
Total assets................................................    205,077    191,560    172,831    157,310    138,186
Long-term debt, excluding current installments..............      1,560      1,842      2,711      2,179      2,462
Cash dividends ($0.16 per share)............................      2,070      1,974      1,991      1,975      2,044
Total shareholders' equity..................................    187,815    160,626    140,680    131,240    121,310
--------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read together with the "Selected Consolidated Financial Data" and our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described in Exhibit 99.1 to this annual report.

Overview

          We are a leading designer, manufacturer and marketer of single-patient use airway management products. Our products address the anesthesia and respiratory/critical care markets as well as the sleep/personal ventilation markets and the pharmaceutical technology services. See Note 18 to the financial statements for segment information.

          We have classified our Vital Pharma business as a discontinued operation. Accordingly, the results of Vital Pharma are not reflected in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Our net revenue from continuing operations was derived from four product lines as follows during the periods indicated:

--------------------------------------------------------------------------------
                                              Fiscal Years Ended September 30,
                                              ---------------------------------
Products and services                           2002       2001         2000
                                              --------    --------    --------
                                                     (In Thousands)
Anesthesia.................................   $ 73,462    $ 69,059    $ 64,894
Respiratory/critical care..................     46,753      52,197      52,445
Sleep......................................     39,628      30,380      20,907
Pharmaceutical technology services.........     14,175      11,506       8,232
                                              --------    --------    --------
Total......................................   $174,018    $163,142    $146,478
                                              ========    ========    ========
--------------------------------------------------------------------------------

          The percentage of our net revenue derived from each of our product lines was as follows during the periods indicated:

--------------------------------------------------------------------------------
                                               Fiscal Years Ended September 30,
                                              ---------------------------------
Products and services                           2002         2001        2000
                                               ------       ------      -------
Anesthesia.................................     42.2%        42.3%       44.3%
Respiratory/critical care..................     26.9         32.0        35.8
Sleep......................................     22.8         18.6        14.3
Pharmaceutical technology services.........      8.1          7.1         5.6
                                               -----        ------      ------
Total......................................    100.0%       100.0%      100.0%
                                               ======       ======      ======
--------------------------------------------------------------------------------

          We sell our products in over 55 countries worldwide. In the U.S., we sell most of our anesthesia and respiratory/critical care products primarily to hospitals using our direct sales force and certain major health care distributors. Outside of the U.S., most of our anesthesia and respiratory/critical care sales have been made through distributors; however, we recently entered into a strategic alliance agreement with a medical device manufacturer -Rusch GmbH--that should govern a substantial portion of our international sales of anesthesia and respiratory/critical care products in the future. Our sleep/ventilation products are sold primarily outside of the U.S. through our direct sales force and country-specific distributors.

          We compensate our direct sales force principally though salary and commission payments, included in selling, general and administrative expenses. Sales to distributors are made at our list price. When the distributor provides us with documentation verifying that the product has been shipped to an end-user that is entitled to a price lower than our list price, we owe the distributor a rebate equal to the difference between our list price and the lower price to which that end-user is entitled. We record these sales upon shipment of the product in accordance with our sales policy and in the same period record an estimated sales allowance for the expected sales rebate to the distributor. We record this sales rebate allowance as a reduction of gross revenue.

Recent Acquisitions

          As part of our strategic plan to expand significantly into the obstructive sleep apnea field, we acquired our interests in our Breas Medical AB and Sleep Services of America subsidiaries through a series of transactions over a period of several years:

          Breas Medical AB:

               o During the period from November 1997 through May 1, 2000, we acquired a 53% ownership stake in Breas for $15.2 million.

               o On May 2, 2001, we purchased an additional 41% of Breas from two minority shareholders, for an initial payment of $3.7 million, with an earn-out based on a formula of sales and profits.

               o The final earnout payment to the two minority shareholders for the additional 41%, totaling $6.5 million, was made in April 2002.

               o Our final purchase, amounting to $1.7 million, for the remaining 6% of the minority interest in Breas was completed in April 2002.

               o The total purchase price for Breas was approximately $27 million.

               o We accounted for our equity ownership in Breas under the equity accounting method for the fiscal year ended September 30, 1998 and for the first eight months of the following fiscal year. We reported our proportionate share of Breas' net income of $292,000 in fiscal 1998 and $178,000 in fiscal 1999 in other income/expense. Once we acquired a controlling position, we included all of Breas' results in our consolidated financial statements for the four months ended September 30, 1999, consisting of net revenue of $4.9 million and net income before minority interest of $458,000, and for all subsequent periods. The portion of Breas that we did not own was recorded as a minority interest, reducing our net income for each reporting period.

               o As part of the settlement of the earnout agreement with one of the minority shareholders, who was also the former chief executive officer of Breas Medical AB, Breas Medical acquired the former chief executive officer's ownership interest in SPRL Percussionaire. The purchase price for that interest is included in the $6.5 million payment. Additional payments to the founder of SPRL Percussionaire may be due based upon an earnout agreement for units sold.

          Sleep Services of America:

               o In June 1998 and May 1999, we purchased $10.4 million of common stock and convertible preferred stock of National Sleep Technologies, a company engaged in the operation of diagnostic sleep centers.

               o In June 2000, we converted our preferred stock into common stock of National Sleep Technologies; at that point, we owned 84% of the common stock.

               o On January 1, 2002, our National Sleep Technologies business was merged with HSI Medical Services Corporation, a subsidiary of The Johns Hopkins Health System Corporation, to form Sleep Services of America. No cash was contributed at that time. Instead, we received a 62% equity interest in Sleep Services of America, an affiliate of Johns Hopkins Health System Corporation received a 29% equity interest in Sleep Services of America and the other minority shareholders of National Sleep Technologies received a 9% interest in Sleep Services of America.

               o Subsequent to the merger, we paid $600,000 to certain of the minority shareholders to increase our ownership to 68%, and reduce the minority ownership to 3%.

               o Initially, we reported our interest in National Sleep Technologies under the equity accounting method. As a result, our share of National Sleep Technologies' losses of $164,000 in fiscal 1998, $437,000 in fiscal 1999, and
                    $235,000 in fiscal 2000 was included in our other income/expenses for our fiscal years 1998 and 1999 and for the first eight months of fiscal 2000. When we converted our preferred stock investment into common stock, we began consolidating the results of National Sleep Technologies in our consolidated financial statements. For the four months ended September 30, 2000, and the fiscal years ended September 30, 2001 and 2002, this business produced $4.2 million, $12.8 million, and $16.4 million in net revenue, respectively, and $443,000, $589,000 and $742,000 of net income, respectively, all of which was included in our results of operations. The portion of Sleep Services of America not owned by us is recorded as a minority interest.

          Stelex-TVG:

               On March 28, 2002, we acquired Stelex, Inc. for $13.3 million in cash. Stelex was a private company which, like our subsidiary, The Validation Group, Inc., was engaged in regulatory compliance counseling. We structured the transaction as a merger of Stelex into The Validation Group, renamed the surviving corporation Stelex-The Validation Group, Inc. and accounted for the transaction as a purchase.

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

          We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

          o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and will perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. For the year ended September 30, 2002 we completed this impairment test. See Note 11 to the financial results that details impairments and other charges (credits) recorded in 2002, 2001 and 2000. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

          o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. As of September 30, 2002, the allowance for doubtful accounts was $638,000. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

          o Sales to distributors are made at our list price. When the distributor provides us with documentation verifying that the product has been shipped to an end-user that is entitled to a price lower than our list price, we owe the distributor a rebate equal to the difference between our list price and the lower price to which that end-user is entitled. We record these sales upon shipment of the product in accordance with our sales policy and in the same period record an estimated sales allowance for the expected sales rebate to the distributor. We record this sales rebate allowance as a reduction of gross revenue. We utilize a moving average based on prior history to make these estimates.

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

          o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. As of September 30, 2002, our inventory allowance for obsolescence was $438,000.

Results of Operations

          The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our revenue.

------------------------------------------------------------------------------------------
                                                          Fiscal Years Ended September 30,
                                                          --------------------------------
Consolidated Statement of Operations Data:                     2002     2001     2000
                                                              ------   ------   -----
Net revenue............................................       100.0%   100.0%   100.0%
Cost of goods sold and services performed..............        49.9     47.9     47.1
Gross profit...........................................        50.1     52.1     52.9
Operating expenses:
   Selling, general and administrative.................        25.4     25.2     26.2
   Research and development............................         3.8      4.3      5.3
   Impairment and other charges (credit)...............        (2.0)     1.3      5.3
   Goodwill amortization...............................         0.0      0.7      0.8
   Other expense (income)-net..........................         0.2     (0.2)     0.8
      Total operating expenses.........................        27.4     31.3     38.4
Interest income, net...................................        (0.3)     0.0      0.0
Other (income) expense.................................         0.0      0.0     (0.4)
Provision for income taxes.............................         7.6      6.0      3.7
Income from continuing operations......................        15.2     14.9     10.1
Discontinued operations................................        (0.8)    (8.7)    (0.6)
Net income.............................................        14.4      6.2      9.5
------------------------------------------------------------------------------------------

Comparison of Results for the Year Ended September 30, 2001 to the Year Ended September 30, 2002

          Net Revenue. Net revenue increased 6.7% from $163.1 million for the year ended September 30, 2001, which we refer to as fiscal 2001, to $174.0 million for the year ended September 30, 2002, which we refer to as fiscal 2002. This increase was primarily due to growth in our anesthesia, pharmaceutical technology services and sleep businesses. Sales of anesthesia products, representing 42.2% of net revenue during the year ended September 30, 2002, increased 6.4%, from $69.0 million for the year ended September 30, 2001 to $73.5 million for the year ended September 30, 2002. This increase was due primarily to volume growth in anesthesia circuit sales (including sales of related products) led by our new anesthesia breathing circuit, Limb-[th]'TM'. Sales of respiratory/critical care products, representing 26.9% of net revenue during the year ended September 30, 2002, decreased 10.4%, from $52.2 million for the year ended September 30, 2001 to $46.8 million for the year ended September 30, 2002, due primarily to the discontinuance of a product line and lower international sales. Sales of our sleep therapy and diagnostic products and services, which we refer to as our sleep business, representing 22.8% of net revenue during the year ended September 30, 2002, increased 30.4%, from $30.4 million for the year ended September 30, 2001 to $39.6 million for the year ended September 30, 2002, due primarily to growth in sales of continuous positive airway pressure systems and the merger of National Sleep Technologies with HSI Medical Services, a subsidiary of The Johns Hopkins Health System Corporation, to form Sleep Services of America, effective January 1, 2002. Pharmaceutical technology services representing 8.1% of revenue during the year ended September 30, 2002, increased 23.2%, from $11.5 million for the year ended September 30, 2001 to $14.1 million for the year ended September 30, 2002, primarily due to the acquisition of Stelex.

          Cost of Goods Sold and Services Performed. Cost of goods sold increased 7.6%, from $65.4 million for the year ended September 30, 2001 to $70.3 million for the year ended September 30, 2002. This increase was primarily due to increased sales volume. Also included in this cost in the year ended September 30, 2002 is a one-time charge of $319,000 for the writedown of certain inventory relating to our Breas subsidiary. Cost of services performed increased 29.7%, from $12.7 million for the year ended September 30, 2001 to $16.5 million for the year ended September 30, 2002, reflecting increased volume in sleep services revenue resulting from the merger with HSI, Inc. in January 2002.

          Gross Profit. Our gross profit increased 2.5%, from $85.1 million for the year ended September 30, 2001 to $87.2 million for the year ended September 30, 2002. Our gross profit margin decreased from 52.1% for the year ended September 30, 2001 to 50.1% for the year ended September 30, 2002, resulting from the growth in our sleep and pharmaceutical technology services businesses, which realize a lower gross margin, and the writedown amounting to $319,000 of the carrying value of certain inventory at our Breas subsidiary. For information regarding the gross profit of each segment, see Note 18 to the Notes to the Consolidated Financial Statements.

          Operating Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.7%, from $41.1 million for the year ended September 30, 2001 to $44.2 million for the year ended September 30, 2002. The increase in such expenses was primarily due to additional headcount resulting from the merger of National Sleep Technologies with HSI Medical Services and the acquisition of Stelex Inc.

          Research and Development Expenses. Research and development expenses decreased 4.6%, from $6.9 million for the year ended September 30, 2001 to $6.6 million for the year ended September 30, 2002, due to lower expenditures in our anesthesia/respiratory business, partially offset by higher expenditures in our Breas subsidiary.

          Impairment and Other Charges (Credits). During the year ended September 30, 2002, we reversed $5.0 million in litigation accruals as a result of the successful conclusion of a patent infringement suit. This litigation predated our 1997 acquisition of Marquest. At the time of this acquisition, we were advised that Marquest had potential liability as the indemnitor of a distributor which was being sued for patent infringement in Japan. We recorded a sizable liability at the time of the Marquest acquisition and increased that liability during the pendency of the litigation as a result of a lower court decision against us. The accruals were reversed during the quarter ended
March 31, 2002 when the Tokyo Supreme Court ruled in favor of our distributor, thereby ending the legal proceeding. Offsetting this benefit was an impairment charge of $1.6 million related principally to our Chinese subsidiary, based on an evaluation of its business. During the year ended September 30, 2001, the Company recorded impairment charges of $2.1 million relating to the writedown of certain investments. these impairments and other charges (credits) all relate to the Company's anesthesia and respiratory/critical care business segments.

          Goodwill Amortization. We amortized $1,120,000 and $1,117,000 of goodwill for the years ended September 30, 2001 and 2000, respectively. As a result of the adoption of SFAS No. 142, we did not amortize any goodwill during the year ended September 30, 2002. The following table compares fiscal years 2002, 2001 and 2000, assuming SFAS No.142 had been in effect for all periods:

----------------------------------------------------------------------------------------------
                                                          For the Year Ended September 30,
                                                      ----------------------------------------
                                                             2002      2001      2000
                                                      ----------------------------------------
                                                      (in thousands, except per share amounts)
Reported net income................................         $25,045   $10,103   $13,932
Add back:  goodwill amortization, net of tax.......              --       998     1,003
                                                            -------   -------   -------
Adjusted net income, net of tax....................         $25,045   $11,101   $14,935
                                                            =======   =======   =======

Basic earnings per share as reported...............         $  1.94   $  0.80   $  1.14
Adjusted basic earnings per share..................            1.94      0.88   $  1.23
Diluted earnings per share as reported.............            1.92      0.79   $  1.13
Adjusted diluted earnings per share................            1.92      0.86   $  1.21
----------------------------------------------------------------------------------------------

          Other (Income) Expense--Net. Other (income) expense included in operating income, changed $695,000, or by 178.2% from a net other income of $390,000 for the year ended September 30, 2001 to a net expense of $305,000 for the year ended September 30, 2002. Included in the fiscal 2001 operating income amount was $773,000 relating to an arbitration award in our favor.

          Other Items

          Interest Income and Interest Expense. Interest income decreased 34.6%, from $976,000 during the year ended September 30, 2001 to $638,000 during the year ended September 30, 2002, reflecting the general reduction experienced in interest rates. Interest expense decreased 82.6% from $1,028,000 during the year ended September 30, 2001 to $179,000 during the year ended September 30 2002 reflecting the payment by Vital Signs, Inc. of debt owed by our subsidiaries.

          Provision for Income Taxes. The provision for income tax expense for the year ended September 30, 2002 was $13.2 million as compared to $9.8 million for the year ended September 30, 2001, reflecting effective tax rates of 33.1% and 28.7% for these periods, respectively. The increase in the effective tax rate primarily reflects the loss of certain tax credits for research and development, and a lower benefit from our foreign sales corporation.

          Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, the results for Vital Pharma have been reclassified for all periods presented. The loss from operations of Vital Pharma for the year ended September 30, 2002 was $1,455,000. The loss from operations of Vital Pharma of $14,267,000 experienced in the year ended September 30, 2001, included the impairment of assets relating to Vital Pharma's machine division of $12.9 million, net of tax benefit.

Comparison of Results for the Year Ended September 30, 2000 to the Year Ended September 30, 2001

          Net Revenue. Net revenue increased 11.4% from $146.5 million for the year ended September 30, 2000, which we refer to as fiscal 2000, to $163.1 million for the year ended September 30, 2001, which we refer to as fiscal 2001. Sales of anesthesia products, representing 42.3% of net revenue in fiscal 2001, grew 6.4%, from $64.9 million during fiscal 2000 to $69.1 million during fiscal 2001, primarily due to the introduction of our Limb-[th]'TM' breathing circuit product line as well as shipments to a major customer of a new product, arterial closure introducers, from our Thomas Medical Products subsidiary. Sales of respiratory/critical care products, representing 32.0% of net revenue in fiscal 2001, remained approximately at the prior years level, decreasing from $52.4 million during fiscal 2000 to $52.2 million during fiscal 2001, primarily due to the loss of a private label distributor. Sales from our sleep business, representing 18.6% of net revenue in fiscal 2001, increased 45.3%, due largely to the acquisition of National Sleep Technologies. Our results reflect National Sleep Technologies' revenue for all of fiscal 2001, as compared with only four months during fiscal 2000. Pharmaceutical technology services revenue, representing 7.1% of net revenue in fiscal 2001, increased 39.8%, from $8.2 million during fiscal 2000 to $11.5 million in fiscal 2001, primarily through the addition of new consulting customers and projects.

          Cost of Goods Sold and Services Performed. Cost of goods sold increased 4.6%, from $62.5 million during fiscal 2000 to $65.4 million during fiscal 2001, primarily reflecting increased sales in anesthesia and sleep business products. Cost of services performed increased 95.4%, from $6.5 million during fiscal 2000 to $12.7 million during fiscal 2001, due principally to the inclusion of National Sleep Technologies' operations for all of fiscal 2001, as compared with only four months during fiscal 2000.

          Gross Profit. Gross profit increased 9.8%, from $77.5 million during fiscal 2000 to $85.1 million during fiscal 2001, representing gross profit margins of 52.9% and 52.1%, respectively. The reduction in the gross profit margin was primarily attributable to a change in the product mix, as the full year effect of National Sleep Technologies' operating at a lower gross profit margin, was included. For information regarding the gross profit of each of our segments, see Note 18 to the Notes to the Consolidated Financial Statements.

          Operating Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 7.2%, from $38.3 million during fiscal 2000 to $41.1 million during fiscal 2001, primarily due to incremental selling, general and administrative expenses relating to the acquisition of National Sleep Technologies during fiscal 2001.

          Research and Development Expenses. Research and development expenses decreased by 10.8%, from $7.8 million during fiscal 2000 to $6.9 million during fiscal 2001, largely due to lower expenditures at our Breas subsidiary, where five new products were completed for introduction in fiscal 2000.

          Impairment and Other Charges (Credits). We recorded litigation and impairment charges in fiscal 2000 and fiscal 2001. In fiscal 2000, we entered into a settlement agreement with respect to patent litigation and incurred a special charge of $7.8 million relating to that settlement and other litigation matters. In fiscal 2001 we recorded special charges aggregating $2.1 million for various impairments to certain investments. The charges relate to the Company's anesthesia and respiratory/critical care business segments.

          Goodwill Amortization. Goodwill amortization of $1.1 million was at the same level in fiscal 2000 and fiscal 2001.

          Other Expense--Net. Other expense, net of other income, included in operating income, changed from a net expense of $1.2 million for fiscal 2000 to net operating income of $390,000 for fiscal 2001. Included in the $1.2 million of other expense-net for fiscal 2000 was $573,000 of severance expense related to a corporate-wide reduction in force, and $428,000 of charitable contributions of inventory. Included in the $390,000 of other income-net for fiscal 2001 was $485,000 of charitable contributions of inventory and $190,000 for an insurance receivable write-off, offset by a $500,000 currency transaction gain on a liability payable in other than U.S. dollars, and a $773,000 arbitration award in our favor.

          Other Items

          Interest Income and Interest Expense. Interest income increased 57.7%, from $619,000 during fiscal 2000 to $976,000 during fiscal 2001, primarily reflecting an increase in invested funds. Interest expense increased 52.1%, from $676,000 during fiscal 2000 to $1.0 million during fiscal 2001, primarily due to notes payable and long term debt increases at both National Sleep Technologies and Breas.

          Other (Income) Expense. Other non-operating income and expense related to realized gains and losses on various equity investments, resulted in a net expense of $529,000 in fiscal 2000. There were no similar charges in fiscal 2001.

          Provision for Income Taxes. The provision for income tax expense for fiscal 2000 was $5.5 million as compared to $9.8 million for fiscal 2001, reflecting effective tax rates of 26.5% and 28.7% for these periods, respectively. The increase in the provision for income taxes reflects substantially increased operating profits from continuing operations in fiscal 2001. The increase in the effective tax rates principally reflects a reduction in the impact of research and development tax credits in fiscal 2001 and the unavailability of foreign net operating loss carryforwards in fiscal 2001.

          Discontinued Operations. In fiscal 2001, we engaged a consulting firm to assist us in an impairment analysis of our Vital Pharma subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Vital Pharma had sustained significant operating losses relating in substantial part to our unsuccessful launch of Vasceze, a needleless, disposable, pre-filled catheter flush device that we manufactured using our blow-fill-seal process. As a result, during fiscal 2001, we recorded a special pre-tax charge of $18.2 million relating to Vital Pharma. In September 2002, we decided to sell our Vital Pharma subsidiary. Accordingly, the results for Vital Pharma have been reclassified for all periods presented. The loss from discontinued operations of Vital Pharma for the year ended September 30, 2001 of $14,267,000 consisted primarily of that special charge, which, net of tax benefit, amounted to $12.9 million.

Liquidity and Capital Resources

          Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At September 30, 2002, we had long-term debt of $1.6 million, principally representing industrial revenue bonds payable in varying installments through 2009. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at September 30, 2002.

          Vital Signs continues to rely upon cash flows from its operations. During the year ended September 30, 2002, cash and cash equivalents decreased by $1.7 million. Operating activities provided $33.6 million net cash, of which $34.9 million was provided by continuing operations, offset by $1.2 million of cash used in our discontinued operations at Vital Pharma. Investing activities used $25.0 million, of which $13.3 million was used for the acquisition of Stelex Inc., $670,000 the partial buyout of the minority shareholders of SSA and $8.2 million to complete the buyout of Breas Medical AB, $3.2 million was used for capital expenditures, and $305,000 was provided through the sale of available for sale securities. Financing activities used $10.5 million, consisting of $7.5 million used to pay debt owed by our subsidiaries; $2.1 million paid for dividends and $2.3 million used to repurchase the Company's stock offset by $1.2 million of cash received upon the exercise of stock options.

          Cash and cash equivalents were $29.3 million at September 30, 2002 and together with long-term marketable securities aggregated $29.5 million as compared to $31.5 million at September 30, 2001 (see Note 5 to the Company's consolidated financial statements). At September 30, 2002 our working capital was $86.6 million as compared to $70.5 million at September 30, 2001. At September 30, 2002 our current ratio was 7.6 to 1, as compared to 3.5 to 1 at September 30, 2001.

          Our capital investments vary from year to year, based in part on capital demands of newly acquired businesses. Capital expenditures were $3.5 million, $1.9 million and $9.6 million during fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, our primary capital expenditures were $1.0 million for the buy-out of an operating lease for the fair market value of our Colorado plant equipment and $900,000 for the purchase of a packaging line for our Colorado facility. We expect that our capital expenditures in the future will depend in part upon the capital requirements of any businesses that we acquire.

          Our current policy is to retain working capital and earnings for use in our business, subject to the payment of certain cash dividends. Such funds may be used for product development, product acquisitions and business acquisitions, among other things. We regularly evaluate and negotiate with domestic and foreign medical device companies regarding potential business or product line acquisitions or licensing arrangements.

          We believe that the funds generated from operations, along with our current working capital position and available bank credit, will be sufficient to satisfy our capital requirements for at least the next twelve months. This statement constitutes a forward-looking statement. Our liquidity could be adversely impacted and our need for capital could materially change if costs are substantially greater than anticipated, we were to undertake acquisitions demanding significant capital, operating results were to differ significantly from recent experience or adverse events were to affect our operations.

          At September 30, 2002, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 19 of Notes to Year-End Consolidated Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risks, including the impact of material price changes and changes in the market value of our investments and, to a lesser extent, interest rate changes and foreign currency fluctuations. In the normal course of business as described below, we employ policies and procedures with the objective of limiting the impact of market risks on earnings and cash flows and to lower our overall borrowing costs.

          The impact of interest rate changes and foreign currency fluctuations is not material to our financial condition. We do not enter into interest rate and foreign currency transactions for speculative purposes. To the maximum extent feasible, we price products from vendors and to customers in U.S. dollars and to receive payment in U.S. dollars. Historically, the international portion of our sales has been relatively small and the effect of changes in interest rates and foreign exchange rates on our earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. However, the international segment is expected to grow both in terms of actual sales and as a percentage of our total sales and we may in the future need to revise or change our approach to managing interest rate and foreign currency transactions.

          Our risks involving price changes relate to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of some of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our single source of supply for face masks discussed above in Item 1, it is our policy to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative suppliers.

Item 8. Financial Statements and Supplementary Data

          The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                                         PAGE
                                                                         ----
Independent Auditor's Report..........................................   F-1
Consolidated Balance Sheet as of September 30, 2002 and 2001..........   F-2
Consolidated Statement of Income for the years ended
   September 30, 2002, 2001 and 2000..................................   F-3
Consolidated Statement of Stockholders' Equity for the years ended
   September 30, 2002, 2001 and 2000.................................    F-4
Consolidated Statement of Cash flows for the years ended
   September 30, 2002, 2001 and 2000..................................   F-5
Notes to Consolidated Financial Statements............................   F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Not applicable.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 22, 2002

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

-----------------------------------------------------------------------------------------------------
                                                                                  SEPTEMBER 30,
                                                                                2002        2001
                                                                              --------    --------
                                                                            (IN THOUSANDS OF DOLLARS)
                                     ASSETS
Current Assets:
   Cash and cash equivalents (Note 1) ...................................     $ 29,303    $ 31,029
   Accounts receivable, less allowance for doubtful accounts of $638
       and $436, respectively (Notes 16 and 17) .........................       35,392      33,329
   Inventory (Notes 1 and 3) ............................................       21,024      25,984
   Prepaid expenses and other current assets (Note 4) ...................        6,085       8,899
   Assets of discontinued business (Note 2) .............................        7,846          --
                                                                              --------    --------
       Total current assets .............................................       99,650      99,241

   Property, plant and equipment - net (Notes 1 and 6) ..................       30,867      35,710
   Marketable securities (Notes 1 and 5) ................................          186         486
   Goodwill -net (Notes 1 and 2) ........................................       69,516      48,178
   Deferred income taxes (Notes 1 and 15) ...............................        1,851       5,002
   Other assets .........................................................        3,007       2,943
                                                                              --------    --------
       Total Assets .....................................................     $205,077    $191,560
                                                                              ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .....................................................     $  3,940    $  5,347
   Current portion of long-term debt (Note 7) ...........................          395         357
   Accrued expenses (Note 8) ............................................        6,980       5,652
   Notes payable (Note 7) ...............................................           --       5,645
   Other current liabilities (Note 9) ...................................        1,015      11,747
   Liabilities of discontinued business (Note 2) ........................          720          --
                                                                              --------    --------
       Total current liabilities ........................................       13,050      28,748

Long-term debt (Note 7) .................................................        1,560       1,842

       Total Liabilities ................................................       14,610      30,590
                                                                              --------    --------

Minority interest in subsidiaries .......................................        2,652         344
                                                                              --------    --------

Commitments and contingencies (Notes 2, 12 and 13)
Stockholders' Equity (Note 14)
   Common stock - no par value; authorized 40,000,000 shares, issued and outstanding 12,938,002 and 12,935,656,
       respectively .....................................................       30,812      27,679
   Accumulated other comprehensive loss (Notes 1 and 5) .................       (1,189)     (2,270)
   Retained earnings ....................................................      158,192     135,217
                                                                              --------    --------
   Stockholders' equity .................................................      187,815     160,626
                                                                              --------    --------
       Total Liabilities and Stockholders' Equity .......................     $205,077    $191,560
                                                                              ========    ========

See Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

---------------------------------------------------------------------------------------------------------------------
                                                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                   2002        2001        2000
                                                                                 --------    --------    --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue: (Note 1)
   Net sales .............................................................       $145,406    $140,512    $134,624
   Service revenue .......................................................         28,612      22,630      11,854
                                                                                 --------    --------    --------
                                                                                  174,018     163,142     146,478
                                                                                 --------    --------    --------
Cost of goods sold and services performed:
   Cost of goods sold ....................................................         70,339      65,384      62,485
   Cost of services performed ............................................         16,464      12,696       6,514
                                                                                 --------    --------    --------
                                                                                   86,803      78,080      68,999
                                                                                 --------    --------    --------

Gross profit .............................................................         87,215      85,062      77,479
                                                                                 --------    --------    --------
Operating expenses:
   Selling, general and administrative ...................................         44,216      41,063      38,317
   Research and development ..............................................          6,615       6,937       7,779
   Reversal of litigation accrual (Note 11) ..............................         (5,006)         --          --
   Impairment charge for China operations in 2002 and for other assets
      in 2001 (Note 11) ..................................................          1,578       2,107          --
   Litigation settlement (Note 11) .......................................             --          --       7,785
   Other expense (income) -net (Notes 1 and 10) ..........................            305        (390)      1,196
   Goodwill amortization .................................................             --       1,120       1,117
                                                                                 --------    --------    --------
                                                                                   47,708      50,837      56,194
                                                                                 --------    --------    --------
Operating Income .........................................................         39,507      34,225      21,285

Other (income) expense:
   Interest income .......................................................           (638)       (976)       (619)
   Interest expense ......................................................            179       1,028         676
   Loss on equity investments ............................................             --          --         529
                                                                                 --------    --------    --------
                                                                                     (459)         52         586

Income from continuing operations before provision for income taxes and
   minority interest in income of consolidated subsidiary ................         39,966      34,173      20,699
Provision for income taxes ...............................................         13,225       9,794       5,486
                                                                                 --------    --------    --------
Income from continuing operations before minority interest in income of
   consolidated subsidiary ...............................................         26,741      24,379      15,213
Minority interest in income of consolidated subsidiary ...................            241           9         387
                                                                                 --------    --------    --------
Income from continuing operations ........................................         26,500      24,370      14,826

Discontinued Operations (Note 2): ........................................         (1,455)    (14,267)       (894)
                                                                                 --------    --------    --------
Net income ...............................................................       $ 25,045    $ 10,103    $ 13,932
                                                                                 ========    ========    ========

Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations ...........................       $   2.05    $   1.93    $   1.22
   Discontinued operations ...............................................          (0.11)      (1.13)      (0.08)
   Net earnings ..........................................................       $   1.94    $   0.80    $   1.14
Diluted
   Income per share from continuing operations ...........................       $   2.03    $   1.90    $   1.20
   Discontinued operations ...............................................          (0.11)      (1.11)      (0.07)
   Net earnings ..........................................................       $   1.92    $   0.79    $   1.13

Basic weighted average number of shares outstanding ......................         12,896      12,633      12,177
Diluted weighted average number of shares outstanding ....................         13,036      12,850      12,318

See Notes to Consolidated Financial Statements
---------------------------------------------------------------------------------------------------------------------

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                                                     ACCUMULATED
                                                   COMMON STOCK         OTHER
                                              --------------------   COMPREHENSIVE   RETAINED   STOCKHOLDERS'   COMPREHENSIVE
                                                SHARES     AMOUNT    INCOME (LOSS)   EARNINGS      EQUITY           INCOME
                                              ----------   -------   -------------   --------   -------------   -------------
Balance at September 30, 1999: ............   12,295,162   $16,095     $    (2)      $115,147     $131,240
Net income ................................                                            13,932       13,932         $13,932
Purchase of common stock ..................     (237,551)   (4,978)                                 (4,978)
Reissuance of common stock ................       76,214     1,671                                   1,671
Exercise of stock options .................      174,006     2,268                                   2,268
Adjustment for aggregate unrealized loss on
    marketable securities .................                                 (3)                         (3)             (3)
Tax benefit from employees' and directors'
    stock option plans (Note 15) ..........           --        76          --             --           76
Foreign currency translation loss .........                             (1,535)                     (1,535)         (1,535)
Dividends paid ($.16 per share) ...........                                            (1,991)      (1,991)
                                              ----------   -------     -------       --------     --------         -------
Balance at September 30, 2000: ............   12,307,831   $15,132     $(1,540)      $127,088     $140,680
         Comprehensive income .............                                                                        $12,394
                                                                                                                   =======
Net income ................................                                            10,103       10,103          10,103
Purchase of common stock ..................      (47,414)     (154)                                   (154)
Reissuance of common stock ................       31,157       695                                     695
Exercise of stock options .................      644,082    11,247                                  11,247
Adjustment for aggregate unrealized loss on
    marketable securities .................                                 17                          17              17
Tax benefit from employees' and directors'
    stock option plans (Note 15) ..........                    759                                     759
Foreign currency translation loss .........                               (747)                       (747)           (747)
Dividends paid ($.16 per share) ...........                                            (1,974)      (1,974)
                                              ----------   -------     -------       --------     --------         -------
Balance at September 30, 2001: ............   12,935,656   $27,679     $(2,270)      $135,217     $160,626
         Comprehensive income .............                                                                        $ 9,373
                                                                                                                   =======

Net income ................................                                            25,045       25,045          25,045
Purchase of common stock ..................      (61,000)   (2,268)                                 (2,268)
Reissuance of common stock ................        3,827       162                                     162
Exercise of stock options .................       59,519     1,179                                   1,179
Acquisition of SSA ........................                  1,888                                   1,888
Tax benefit from employees' and directors'
    stock option plans (Note 15) ..........                  2,172                                   2,172
Adjustment for aggregate unrealized loss on
    marketable securities .................                                  5                           5               5
Foreign currency translation gain .........                              1,076                       1,076           1,076
Dividends paid ($.16 per share) ...........                                            (2,070)      (2,070)
                                              ----------   -------     -------       --------     --------         -------
Balance at September 30, 2002: ............   12,938,002   $30,812     $(1,189)      $158,192     $187,815
                                              ==========   =======     =======       ========     ========
         Comprehensive income .............                                                                        $26,126
                                                                                                                   =======

See Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------------------------------

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------
                                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                       --------------------------------
                                                                                          2002       2001       2000
                                                                                        --------   --------   --------
                                                                                           (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
     Net income ....................................................................    $ 25,045   $ 10,103   $ 13,932
     Loss from discontinued operations (Note 2) ....................................       1,455     14,267        894
                                                                                        --------   --------   --------
     Income from continuing operations .............................................      26,500     24,370     14,826

     Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
         Depreciation and amortization .............................................       4,004      4,264      4,435
         Impairment charge .........................................................       1,578      2,107         --
         Non cash gain on litigation accrual reversal ..............................      (5,006)        --         --
         Deferred income taxes .....................................................       2,921        998       (638)
         Minority interest in income of consolidated subsidiary ....................         241          9        387
         Amortization of goodwill ..................................................          --      1,120      1,117
         Tax benefit for stock options .............................................       2,172        759         76

     Changes in operating assets and liabilities:
         Increase in accounts receivable ...........................................        (274)    (7,142)    (3,171)
         Decrease (increase) in inventory ..........................................       5,086     (4,006)       100
         Decrease (increase) in prepaid expenses and other current assets ..........       2,418     (3,242)    (1,155)
         Decrease (increase) in other assets .......................................          34     (1,688)       881
         (Decrease) increase in accounts payable and accrued expenses ..............      (3,350)     6,005     (2,602)
         (Decrease) increase in other liabilities ..................................      (1,468)      (666)     1,521
                                                                                        --------   --------   --------
             Net cash provided by continuing operations ............................      34,856     22,888     15,777
         Net cash (used in) provided by discontinued operations (Note 2) ...........      (1,204)        62       (473)
                                                                                        --------   --------   --------
         Net cash provided by operating activities .................................      33,652     22,950     15,304

     Cash flows from investing activities:
         Acquisition of property, plant and equipment ..............................      (3,242)    (1,945)    (9,574)
         Proceeds from sales of available-for-sale securities ......................         305         65         13
         Acquisition of subsidiaries, net of cash acquired .........................     (22,104)    (3,695)      (585)
                                                                                        --------   --------   --------
             Net cash used in investing activities .................................     (25,041)    (5,575)   (10,146)
                                                                                        --------   --------   --------

     Cash flows from financing activities:
         Dividends paid ............................................................      (2,070)    (1,974)    (1,991)
         Reissuance of common stock ................................................         162        695      1,671
         Purchase of common stock ..................................................      (2,268)      (154)    (4,978)
         Proceeds from exercise of stock options ...................................       1,179     11,247      2,268
         Proceeds from short term notes payable ....................................          --     (2,607)     4,024
         Increase in long term debt and notes payable ..............................          --         --      3,829
         Principal payments on long-term debt and notes payable ....................      (7,534)      (970)    (7,250)
                                                                                        --------   --------   --------
             Net cash (used in) provided by financing activities ...................     (10,531)     6,237     (2,427)
                                                                                        --------   --------   --------

     Effect of foreign currency translation ........................................         194       (189)    (1,780)
                                                                                        --------   --------   --------
     Net (decrease) increase in cash and cash equivalents ..........................      (1,726)    23,423        951
     Cash and cash equivalents at beginning of year ................................      31,029      7,606      6,655
                                                                                        ========   --------   --------
     Cash and cash equivalents at end of year ......................................    $ 29,303   $ 31,029   $  7,606
                                                                                        ========   ========   ========
     Supplemental disclosures of cash flow information:

     Cash paid during the year:

     Interest paid .................................................................    $    185   $  1,034   $    486
     Taxes Paid ....................................................................    $  3,441   $  5,769   $  6,646

See Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies and Principal Business
Activities:

Business Activities:

          Vital Signs, Inc. ("VSI") and its subsidiaries (collectively the "Company") design, manufacture and market single-patient use products for the anesthesia, respiratory/critical care, and sleep/personal ventilation markets. In addition, the Company has two subsidiaries that provide services, one for the diagnosis of sleep disorders through its sleep laboratories, and the other for pharmaceutical technology services principally for pharmaceutical companies.

Principles of Consolidation:

          The consolidated financial statements include the accounts of VSI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. For comparability, certain 2001 and 2000 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002.

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

Revenue Recognition:

          In the case of product sales, the point of sale for the Company's products is upon shipment to the customer pursuant to the customer's purchase order. The Company's sales policy is that title to the product passes upon shipment from Vital Signs' manufacturing facility. In the case of service revenue, revenue is recorded when the service is performed and completed.

          As also noted in Note 17, certain of the Company's sales are made through national and regional medical supply distributors. Sales to distributors are made at list price. When the distributor has provided documentation verifying that the product was shipped to the end-user, that is entitled to a price lower than the list price, the distributor is then due a rebate equal to the difference between the list price and the lower price to which the end-user is entitled. The Company records the sale upon shipment of the product in accordance with its sales policy and in the same period records an estimated sales allowance for the expected sales rebate to the distributor. This sales rebate allowance is recorded as a reduction of the gross revenue and is calculated based on a historical moving average of sales rebates granted to gross amounts sold to distributors. Sales rebates were $36.9 million in fiscal 2002, $34.2 million in fiscal 2001, and $33.4 million in fiscal 2000.

          In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101 Revenue Recognition in Financial Statements. This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended was implemented by the Company during the year ended September 30, 2001. The implementation of SAB 101 had no effect on the Company's consolidated financial position, results of operations or cash flows.

Goodwill and Other Intangible Assets:

          Goodwill and other intangible assets arising from business acquisitions are accounted for under the purchase method of accounting, and are accounted for under the Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and certain other intangible assets for fiscal years beginning after December 15, 2001. SFAS 142 was adopted by the Company, effective October 1, 2001. Prior year financial results included goodwill amortization, amortized over periods up to 40 years using the straight-line method.

          The following table presents what net income would have been had SFAS 142 been adopted in prior periods:

-------------------------------------------------------------------------------------
                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                      2002        2001         2000
                                                     --------------------------------
                                                         (In Thousands Except Per
                                                              Share Amounts)
                                                     --------------------------------
Reported net income ............................     $25,045     $10,103     $13,932
Add back: goodwill amortization, net of tax ....          --         998       1,003
                                                     -------     -------     -------
Adjusted net income ............................     $25,045     $11,101     $14,935
                                                     =======     =======     =======

Basic net income per share as reported .........     $  1.94     $   .80     $  1.14
Adjusted basic net income per share ............     $  1.94     $   .88     $  1.23
Diluted net income per share as reported .......     $  1.92     $   .79     $  1.13
Adjusted diluted net income per share ..........     $  1.92     $   .86     $  1.21
-------------------------------------------------------------------------------------

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

Goodwill consists of the following:

                                                            ------------------
                                                            FOR THE YEAR ENDED
                                                            ------------------
                                                              SEPTEMBER 30,
                                                            ------------------
                                                             2002      2001
                                                            ------------------
                                                              (In Thousands)
Beginning balance: ......................................   $48,178   $47,253
Goodwill acquired during the year .......................    21,338     2,969
Impairment losses .......................................        --      (924)
Goodwill amortization ...................................        --    (1,120)
                                                            -------   -------
Ending balance ..........................................   $69,516   $48,178
                                                            =======   =======

Cash and Cash Equivalents:

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company believes it is not exposed to any significant credit risk with respect to its highly liquid investments in money market securities and its commercial banking facilities.

Net Income per Share of Common Stock:

          Basic net income per common share is computed using the weighted average number of shares outstanding. Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

The following table sets forth the computation of basic and diluted net income per share:

----------------------------------------------------------------------------------------------
                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                  2002      2001       2000
                                                                 (In Thousands, Except Per
                                                                       Share Amounts)
                                                              --------------------------------
Income applicable to common shares:
      Income from continuing operations ...................     $26,500   $ 24,370   $14,826
      Loss from discontinued operations ...................      (1,455)   (14,267)     (894)
                                                                -------   --------   -------
      Net income ..........................................     $25,045   $ 10,103   $13,932
                                                                =======   ========   =======

Shares outstanding
      Basic weighted average common shares outstanding ....      12,896     12,633    12,177
      Diluted effect of employee stock options ............         140        217       141
                                                                -------   --------   -------
      Diluted outstanding shares ..........................      13,036     12,850    12,318
                                                                =======   ========   =======

Earnings (loss) per common share:
Basic
      Income per share from continuing operations .........     $  2.05   $   1.93   $  1.22
      Loss per share from discontinued operations .........     $ (0.11)  $  (1.13)  $ (0.08)
                                                                -------   --------   -------
      Net earnings ........................................     $  1.94   $   0.80   $  1.14
                                                                =======   ========   =======

Diluted
      Income per share from continuing operations .........     $  2.03   $   1.90   $  1.20
      Loss per share from discontinued operations .........     $ (0.11)  $  (1.11)  $ (0.07)
                                                                -------   --------   -------
      Net earnings ........................................     $  1.92   $   0.79   $  1.13
                                                                =======   ========   =======
----------------------------------------------------------------------------------------------

Marketable Securities:

          Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are debt securities and are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholder equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in operations.

          Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operations. The cost of securities sold is determined in accordance with the specific identification method.

Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation:

          The Company measures stock-based compensation cost for its employees and directors using Accounting Principles Board ("APB") Opinion No. 25, as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and complies with the other provisions and the disclosure-only requirements of SFAS No. 123. Accordingly, the Company recognizes compensation expense for options granted to employees and directors as the difference, if any, between the market price of the underlying common stock on the date of grant and the exercise price of the option.

Translation of Foreign Currency Financial Statements:

          The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of shareholders' equity (accumulated other comprehensive loss) until there is a sale or liquidation of the underlying foreign subsidiary.

Recent Accounting Pronouncements:

          In June, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on its consolidated financial position, results of operations, or cash flows.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of while retaining many of the provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB No. 30, Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted SFAS No. 144 as of September 30, 2002. As such, the Company has recorded the discontinued operations of its Vital Pharma subsidiary in accordance with SFAS No. 144.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 updates, clarifies and simplifies certain existing accounting pronouncements. The Company does not expect that the standard will have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

          In June, 2002, the FASB issued SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the Company does not expect that its adoption will have a material impact on its consolidated financial position, results of operations or cash flows.

          The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial portion or results of operations.

Note 2 - Acquisitions/Dispositions:

          As part of the Company's strategic plan to expand significantly into the obstructive sleep apnea field, the Company embarked on three strategic acquisitions in which an interest in a European sleep therapeutic business was acquired in 1999 followed by the acquisitions of two sleep diagnostic businesses in the United States in 2000 and 2002. The Company purchased an additional interest in the European sleep therapeutic business during 2001 and 2002. The financial details of these acquisitions are described below.

          SLEEP SERVICES OF AMERICA, INC./NATIONAL SLEEP TECHNOLOGIES, INC.

          The Company invested cash of $5.3 million in 1998 and $5.1 million in 1999 for common share ownership in National Sleep Technologies, Inc. ("NST"), a privately held company. In 1999, the common share ownership in NST was renegotiated into a convertible preferred stock investment. In the third quarter of Fiscal 2000, the Company converted its preferred stock holdings in NST into common stock. Upon such conversion, the Company acquired an 84% ownership in NST. The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000. On January 1, 2002 NST completed its merger with HSI Medical Services, Inc. ("HSI"), a subsidiary of the Johns Hopkins Health System Corporation, with the merged entity known as Sleep Services of America, Inc. ("SSA"). This transaction resulted in a 62% ownership of SSA by the Company, with an affiliate of Johns Hopkins Health System Corporation receiving a 29% equity interest in SSA and the other minority shareholders of NST receiving a 9% interest in SSA. In this transaction NST issued 7,921,408 shares of its common stock with a fair value of approximately $4,753,000, along with warrants to purchase 326,791 shares of NST's common stock in exchange for all of the outstanding common stock of HSI. The assets acquired, consisting principally of cash and property and equipment, amounted to approximately $1.7 million and liabilities assumed, consisting principally of accounts payable and accrued expenses, amounted to approximately $.4 million. The excess of the purchase price over the fair value of the net assets acquired, goodwill, in this transaction was approximately $3,561,000. Subsequently, the Company paid approximately $600,000 for the purchase of shares of some of the minority shareholders to increase its ownership to approximately 68% and reduce the minority ownership to 3%. The above acquisitions have been accounted for as purchases resulting in goodwill of approximately $12.8 million, which is not deductible for tax purposes and which is included in the sleep segment. The goodwill was recognized in accordance with SAFS No. 142 Goodwill and Other Intangible Assets.

          The investment in NST were accounted for under the equity method of accounting for periods prior to the conversion of preferred stock to common stock in NST. Income or losses from investments in which the Company maintains a minority common stock interest are reflected in the Company's earnings based on the Company's prorata ownership interest. The net income from this investment for the year ended September 30, 2000 was $235,000.

          BREAS MEDICAL AB

          Through September 30, 2000, the Company had acquired a 53% interest in Breas Medical AB ("Breas"), a European manufacturer of personal ventilators for obstructive sleep apnea ("OSA") and other applications, for an aggregate investment of approximately $15.2 million. The assets acquired amounted to approximately $7 million and liabilities assumed amounted to approximately $2 million. This acquisition has been accounted for as a purchase, resulting in an excess of purchase price over the fair value of net assets acquired of approximately $11.5 million. As of May 2, 2001, the Company purchased an additional 41% of Breas from two minority shareholders, bringing the Company's ownership percentage to 94%. The Company paid approximately $3.7 million upon signing a definitive agreement, with the balance payable based upon an earnout agreement calculated from a multiple of Breas' sales and earnings for the twelve month period ended March 31, 2002. The final payment to the two minority shareholders of $6.5 million, based on the earnout agreement, for the additional 41% ownership interest was made in April 2002. At the same time we purchased the remaining 6% interest from the other minority shareholders for $1.7 million.

          As part of the settlement of the earnout agreement with one of the minority shareholders, who was also the former Chief Executive Officer of Breas, Breas acquired the former Chief Executive Officer's ownership interest in SPRL Percussionaire. The purchase price for that interest is included in the $6.5 million payment. Additional payments to the founder of SPRL Percussionaire may be due based upon an earnout agreement for units sold.

          The total purchase price for Breas was approximately $27 million. Total goodwill relating to the Breas transactions amounted to $19.9 million at September 30, 2002 and was recognized in accordance with SAFS No. 142.

          Vital Signs has reflected the operations of Breas as a consolidated subsidiary effective June 1, 1999.

          STELEX - THE VALIDATION GROUP, INC.

          On March 28, 2002, the Company consummated the merger of Stelex Inc. ("Stelex") into the Company's wholly owned subsidiary, The Validation Group, Inc. ("TVG"). The surviving entity is known as Stelex-TVG, Inc. The purchase price for the acquisition of Stelex was approximately $13.7 million, including costs of the acquisition of approximately $400,000. The assets acquired, consisting principally of accounts receivable, amounted to $2.5 million and the liabilities assumed amounted to approximately $1.9 million, consisting principally of amounts due to the former shareholders and deferred revenue. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $13.1 million, which is deductible for tax purposes and which is included in the pharmaceutical technology services segment. Goodwill was recognized in accordance with SFAS No. 142. The results of operations of Stelex are included in the Company's results of operations since March 28, 2002.

          The following summary, pro forma, unaudited data of the Company reflects the acquisitions of Breas and National Sleep Technologies as if they had occurred on October 1, 1999 and the acquisitions of SSA and Stelex as if they had occurred on October 1, 2000.

-------------------------------------------------------------------------------
                                                  PROFORMA/UNAUDITED
                                        ---------------------------------------
                                        (in thousands except per share amounts)
                                        ---------------------------------------
                                        FISCAL 2002   FISCAL 2001   FISCAL 2000
                                        ---------------------------------------
Net sales ...........................    $181,461      $175,877      $154,503
Net income ..........................      26,477      $ 12,652      $ 13,105
Basic net income per share ..........        2.05      $   1.00      $   1.08
Diluted net income per share ........        2.03      $    .98      $   1.06
-------------------------------------------------------------------------------

Such proforma data is not necessarily indicative of future results of operations.

          VITAL PHARMA, INC. - Discontinued Operations

          In September 2002, the Company adopted a formal plan to sell its Vital Pharma, Inc. subsidiary, and as such, has classified the Vital Pharma business as a discontinued operation. It is anticipated that the Company will be able to sell Vital Pharma before September 30, 2003. Vital Pharma, a fully integrated contract manufacturer that utilizes blow-fill-seal technology, represents a product line that lies outside the Company's core business. The results of the discontinued operations have been reported separately as discontinued operations in the consolidated statement of income in accordance with SAFS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The prior year's consolidated statements of income have been reclassified to reflect the discontinued operations. A special charge of $18.2 million taken in fiscal 2001 relating to the Vital Pharma subsidiary for the impairment of assets, has been reclassified to discontinued operations.

Summarized selected financial information for the discontinued operations is as follows:

--------------------------------------------------------------------------------
                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   2002       2001      2000
                                                --------------------------------
                                                      (In Thousands)
                                                --------------------------------
Revenue .....................................     $ 4,853   $  3,364   $ 3,833
                                                  -------   --------   -------
Pre-Tax loss ................................      (2,176)   (19,996)   (1,217)
                                                  -------   --------   -------
Income tax benefit ..........................         721      5,729       323
                                                  =======   ========   =======
Loss from discontinued operations ...........     $(1,455)  $(14,267)  $  (894)
                                                  =======   ========   =======
--------------------------------------------------------------------------------

          The assets and liabilities attributable to discontinued operations are stated separately as of September 30, 2002 on the consolidated balance sheet. The 2001 balance sheet has not been reclassified.

The major asset and liability categories attributable to discontinued operations are as follows:

--------------------------------------------------------------------------------
                                                                At September 30,
                                                                     2002
                                                                ----------------
                                                                 (In Thousands)
                                                                ----------------
Cash ........................................................        $   85
Accounts receivable .........................................         1,386
Inventories .................................................           367
Net property, plant and equipment ...........................         5,979
Other assets ................................................            29
                                                                     ------

Assets attributable to discontinued operations ..............        $7,846
                                                                     ======

Accounts payable and other accrued liabilities ..............           165
Other liabilities ...........................................           555
                                                                     ------
Liabilities attributable to discontinued operations .........        $  720
                                                                     ======
--------------------------------------------------------------------------------

Cash flows of the discontinued operations consisted of the following for the years ended September 30, 2002, 2001 and 2000:

---------------------------------------------------------------------------------------
                                                              2002       2001     2000
                                                                   (In Thousands)
Loss from discontinued operations ........................   $(1,455)  $(14,267)  $(894)
Change in value of operating assets and liabilities ......       251     14,329     421
                                                             -------   --------   -----
Net cash (used in) provided by operating activities ......   $(1,204)  $     62   $(473)
                                                             =======   ========   =====
---------------------------------------------------------------------------------------

Note 3 - Inventory:

Inventory consists of the following:

--------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                2002       2001
                                                               -----------------
                                                                 (IN THOUSANDS)
                                                               -----------------

Raw materials ..............................................   $12,095   $14,832
Finished goods .............................................     8,929    11,152
                                                               -------   -------

                                                               $21,024   $25,984
                                                               =======   =======
--------------------------------------------------------------------------------

Note 4 - Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist of the following:

--------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 2002     2001
                                                                ---------------
                                                                 (IN THOUSANDS)
                                                                ---------------
Note and related party receivables .........................    $  911   $1,417
Prepaid taxes ..............................................       756    4,516
Deferred tax asset  (see Note 15) ..........................       871      923
Prepaid insurance ..........................................       942      390
Other ......................................................     2,605    1,653
                                                                ------   ------
                                                                $6,085   $8,899
                                                                ======   ======
--------------------------------------------------------------------------------

          Related party receivables at September 30, 2002 consist of unsecured promissory notes receivable dated November 30, 2001, from the CEO at Thomas Medical Products who is also a Director of the Company, in the amount of $637,250, and from his wife, in the amount of $233,370, both bearing interest at 5.5% per annum and due on November 30, 2004, and related accrued interest.

          Related party receivables at September 30, 2001, consist principally of (i) a $1 million note (September 30, 2001 balance of interest due was $200,000) due from the CEO and minority shareholder of Breas Medical bearing interest at 6.0%, which was collateralized by the purchase price due from the Company for his shares, was due in June 2002 and was repaid in April 2002 in conjunction with the purchase of the Breas shares, and (ii) $217,000 due from a related company that was paid in full within 30 days after the year end.

Note 5 - Marketable Securities:

The following is a summary of available-for-sale securities and other investments:

----------------------------------------------------------------------------------------
                                              AVAILABLE-FOR-SALE-SECURITIES
                                   -----------------------------------------------------
                                      SEPTEMBER 30, 2002           SEPTEMBER 30, 2001
                                   -----------------------------------------------------
                                                       (IN THOUSANDS)
                                   -----------------------------------------------------
                                                    GROSS                       GROSS
                                                  UNREALIZED                  UNREALIZED
                                   FAIR            HOLDING      FAIR           HOLDING
                                   VALUE   COST     GAINS      VALUE   COST      GAINS
Available-for-sale securities:
Federal mortgage obligations....    $186   $178       $8        $486   $466       $20
                                   =====   ====       ==       =====   ====       ===
----------------------------------------------------------------------------------------

          At September 30, 2002 investments in debt securities classified as available-for-sale securities mature in 5 to 10 years.

          Realized gains and losses are determined on the basis of specific identification. During the years ended September 30, 2002 and 2001, sales proceeds for securities classified as available for sale securities were $305,000 and $65,000, respectively. There were no gains or losses in Fiscal 2002, 2001 and 2000. Stockholders' equity at September 30, 2002, 2001 and 2000 includes a change in unrealized holding gain (loss), net of related tax effect, on available-for-sale securities of $5,000, $17,000 and $(3,000), respectively.

Note 6 - Property, Plant and Equipment:

Property, plant and equipment, at cost, consists of the following:

-----------------------------------------------------------------------------
                                             SEPTEMBER 30,
                                           -----------------     ESTIMATED
                                             2002      2001     USEFUL LIFE
                                           -----------------   --------------
                                            (IN THOUSANDS)
                                           -----------------
Land ...................................   $ 2,207   $ 3,222
Building and building improvements .....    18,742    19,090   30 to 40 years
Equipment and molds ....................    32,344    33,542   5 to 20 years
Fixtures and office equipment ..........     1,544     1,276   5 to 15 years
Transportation equipment ...............        80        74   5 years
                                           -------   -------
                                            54,917    57,204

Less accumulated depreciation and
   amortization ........................    24,050    21,494
                                           -------   -------
                                           $30,867   $35,710
                                           =======   =======
-----------------------------------------------------------------------------

Note 7 - Notes Payable and Long-term Debt:

Long term debt consists of the following:

--------------------------------------------------------------------------------
                                                                   SEPTEMBER 30,
                                                                 ---------------
                                                                  2002     2001
                                                                 ---------------
                                                                 (IN THOUSANDS)
                                                                 ---------------
Industrial Revenue Bonds ("IRB") payable .....................   $1,700   $1,900
Other ........................................................      255      299
                                                                 ------   ------
Total long-term debt .........................................    1,955    2,199
Less current portion .........................................      395      357
                                                                 ------   ------
                                                                 $1,560   $1,842
                                                                 ======   ======
--------------------------------------------------------------------------------

          Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

          The IRB is payable in varying installments with interest at rates ranging from 8.10% to 8.625% per annum through December 2009. The IRB agreement, among other matters, contains certain financial covenants, limits the payment of dividends to any class of stock and restricts the incurrence of additional debt, as defined in the agreement. For the year ended September 30, 2002 and 2001, the Company was in compliance with all financial covenants.

          At September 30, 2001, the Company had $5,645,000 outstanding under a credit line with an interest rate of 3.99%. The credit line was re-paid in 2002. There was no amount outstanding at September 30, 2002.

Maturities of long-term debt are as follows:

-------------------------------------------------------
        YEAR ENDING SEPTEMBER 30,
-------------------------------------
                                         (IN THOUSANDS)
                                         --------------
2003..................................      $  395
2004..................................         257
2005..................................         203
2006..................................         200
2007..................................         200
Thereafter............................         700
                                            ------
                                            $1,955
                                            ======
-------------------------------------------------------

Note 8 - Accrued Expenses:

Accrued expenses consist of the following:

--------------------------------------------------------------------------------
                                                                  SEPTEMBER 30,
                                                                 ---------------
                                                                  2002     2001
                                                                 ---------------
                                                                 (IN THOUSANDS)
                                                                 ---------------
Interest .....................................................   $  228   $  148
Payroll and vacations ........................................    3,756    2,620
Professional fees ............................................      851    1,149
Sales expenses ...............................................      177      150
Income and other taxes payable ...............................      278      309
Other ........................................................    1,690    1,276
                                                                 ------   ------
                                                                 $6,980   $5,652
                                                                 ======   ======
--------------------------------------------------------------------------------

Note 9 - Other Current Liabilities:

Other current liabilities consist of:

--------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,
                                                                ----------------
                                                                 2002     2001
                                                                ----------------
                                                                 (in thousands)
                                                                ----------------
Liability on Breas acquisition (see Note 2) .................   $   --   $ 6,310
Liability on Japan patent infringement litigation
   (see Note 11) ............................................       --     5,437
Breas liability for SPRL Percussionaire purchase
(see Note 2) ................................................    1,015        --
                                                                ------   -------
                                                                $1,015   $11,747
                                                                ======   =======
--------------------------------------------------------------------------------

Note 10 - Other (Income) Expense - Net:

Other operating expense (income) - net consists of the following:

--------------------------------------------------------------------------------
                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2002     2001    2000
                                                     ----------------------
                                                        (IN THOUSANDS)
                                                     ----------------------
Charitable contributions of inventory .......        $ 347   $ 485   $  428
Severance ...................................          104      56      501
Currency gain ...............................           --    (500)      --
Arbitration award ...........................           --    (773)      --
Other .......................................         (146)    342      267
                                                     -----   -----   ------
                                                     $ 305   $(390)  $1,196
                                                     =====   =====   ======
---------------------------------------------------------------------------

          Other non-operating (income) expense, comprised of realized losses related to various investments for the years ended September 30, 2002, 2001 and 2000, amounted to $0, $0, and $529,000, respectively.

Note 11 - Impairment and Other Charges (Credits):

          In September 1996, a patent infringement action was filed in Japan against an original equipment manufacturer ("OEM") medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ("Marquest") ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgement to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding. The Company reversed the $5,006,000 accrual associated with this litigation in fiscal 2002.

          During the quarter ended June 30, 2002, the Company recorded an impairment charge of $1.6 million related principally to its Chinese subsidiary based on an evaluation of its business.

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

          During the quarter ended June 30, 2001, the Company conducted a review by an outside appraiser to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of the Company's subsidiary, Vital Pharma, Inc., which had sustained significant operating losses. The Company recorded a special charge relating to the Vital Pharma subsidiary of approximately $18.2 million dollars. Further special charges were taken for various other impairments and charges aggregating $2.1 million. In the year ended September 30, 2002, the Company decided to sell the Vital Pharma subsidiary and has reclassified the special charge of $18.2 million to discontinued operations.

Note 12 - Commitments:

          Leases:

          The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,980,000, $1,752,000 and $1,826,000, has been charged to operations for the years ended September 30, 2002, 2001, and 2000, respectively. The Company's commitment under such leases is as follows:

-----------------------------------------------------------
YEAR ENDING SEPTEMBER 30,                    (IN THOUSANDS)
-----------------------------------------------------------
           2003                                   1,509
           2004                                   1,180
           2005                                     860
           2006                                     723
           2007                                     661
   2008 and thereafter                              107
                                                 ------
                                                 $5,040
                                                 ======
-----------------------------------------------------------

Employment Agreements:

          The Company has entered into employment agreements, aggregating $2,985,000, which expire at various dates through September 2005.

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

          For a detailed discussion of current legal actions, see Item 3 of the Company's annual report on Form 10-K.

Note 14 - Stockholders' Equity:

Preferred Stock:

          The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2002 or 2001.

Stock Options:

Transactions relating to stock options are as follows:

                                                               WEIGHTED AVERAGE
                                            NUMBER OF SHARES   PRICE PER SHARE
                                            ----------------   ----------------
Balance September 30, 1999: .............       1,106,516           $19.05
   Granted ..............................         276,897           $19.33
   Exercised ............................        (174,006)          $14.14
   Expired/canceled .....................         (35,061)          $20.96
                                                ---------           ------

Balance September 30, 2000: .............       1,174,346           $19.72
   Granted ..............................          83,015           $31.37
   Exercised ............................        (644,082)          $19.61
   Expired/canceled .....................        (157,022)          $19.04
                                                ---------           ------
Balance September 30, 2001: .............         456,257           $22.23

   Granted ..............................          94,494           $34.49
   Exercised ............................         (59,519)          $19.80
   Expired/canceled .....................         (31,898)          $29.39
                                                ---------           ------
Balance September 30, 2002: .............         459,334           $24.57
                                                =========           ======
-------------------------------------------------------------------------------

          The weighted average fair value per share calculated using the Black-Scholes method for options granted during the years ended September 30, 2002, 2001, and 2000 amounted to $21.42, $11.69 and $6.90, respectively.

          In 1994, the Company adopted a stock option and investment plan (covering a maximum of 900,000 shares), whereby participants were granted two stock options for each share of the Company's common stock that they acquired. The options are granted at fair value at date of grant. Such stock options are subject to a defined vesting schedule. Shares purchased by employees may be financed through the Company.

          The Company's Board of Directors and stockholders have approved the adoption of the 2002 Stock Incentive Plan, which provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a 5 year period commencing on the first anniversary of the grant with respect to options granted under the 2002 Stock Incentive Plan and over 2 years with respect to the Company's options granted as part of its investment plan and to directors. The 2002 Stock Incentive Plan expires on May 31, 2012. As of September 30, 2002 no options had been granted under this plan.

          In addition to options granted pursuant to Company benefit plans, the Company, in fiscal 2002 has granted 78,100 stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

          In connection with the plans described above and other plans which are no longer in force, options covering 1,376,964 shares (excluding lapsed shares) have been granted through September 30, 2002.

          The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the years ended September 30, 2002, 2001 and 2000, would approximate the pro forma amounts indicated in the table below (dollars in thousands):

-----------------------------------------------------------------------------------
              YEAR ENDED SEPTEMBER 30,                    2002      2001     2000
-----------------------------------------------------------------------------------
Net income - as reported ............................   $25,045   $10,103   $13,932
Net income - pro forma ..............................   $24,680   $ 9,557   $12,684
Basic net income per common share - as reported .....   $  1.94   $  0.80   $  1.14
Diluted net income per common share - as reported ...   $  1.92   $  0.79   $  1.13
Basic net income per common share - pro forma .......   $  1.91   $  0.76   $  1.04
Diluted net income per common share - pro forma .....   $  1.89   $  0.74   $  1.03

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 2002, 2001 and 2000, respectively: expected volatility of 50%, 36% and 30% respectively, risk-free interest rate of 5.2%, 4.8%, and 6.3%, respectively, dividend yield rate of .5%, ..6%.and .9%, respectively, and all options have expected lives of 5 years.

          The following table summarizes information about fixed stock options outstanding at September 30, 2002:

------------------------------------------------------------------------------------------
                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------
                                         WEIGHTED-                  NUMBER
                          NUMBER          AVERAGE     WEIGHTED-   EXERCISABLE    WEIGHTED-
                        OUTSTANDING     REMAINING      AVERAGE    AT SEPTEMBER    AVERAGE
         RANGE OF       AT SEPTEMBER   CONTRACTUAL    EXERCISE     30, 2002      EXERCISE
      EXERCISE PRICES    30, 2002      LIFE (YEARS)     PRICE                     PRICE
------------------------------------------------------------------------------------------
1.    $ 9.25   $15.75       14,071          2.6         $13.02       13,452      $12.89
2.    $17.25   $19.25       84,751          5.8          18.00       83,701       17.99
3.    $20.00   $24.50      213,322          5.1          21.77      213,322       21.77
4.    $28.90   $29.61       68,984          8.7          29.09        4,575       29.47
5.    $34.94   $41.20       78,206          9.3          37.40        6,000       41.20
                           -------          ---         ------      -------      ------
               Total:      459,334          6.4         $24.57      321,050      $20.89
                           =======          ===         ======      =======      ======

Note 15 - Income Taxes:

The provision for income taxes consists of the following components:

--------------------------------------------------------------------------------
                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                                --------------------------------
                                                     2002      2001     2000
                                                --------------------------------
                                                        (IN THOUSANDS)
                                                --------------------------------
Current:
   Federal...................................      $ 9,872   $ 2,684   $4,875
   State.....................................          720       219      422
   Foreign...................................          519       164      504
Deferred:
   Federal...................................        1,313       951     (595)
   State.....................................           80        46      (43)
                                                   -------   -------   ------
                                                   $12,504   $ 4,064   $5,163
                                                   -------   -------   ------
Tax benefit from discontinued
   operations (Note 2).......................      $  (721)  $(5,730)  $ (323)
                                                   -------   -------   ------
Income tax-expense from
   continuing operations.....................      $13,225   $ 9,794   $5,486
                                                   =======   =======   ======
--------------------------------------------------------------------------------

The breakdown of U.S. and Foreign income from continuing operations before taxes for the year ended September 30 was as follows:

--------------------------------------------------------------------------------
                                                     2002      2001     2000
                                                   ---------------------------
                                                         (IN THOUSANDS)
                                                   ---------------------------
United States................................      $38,303   $33,525   $17,948
Foreign......................................        1,663       648     2,751
                                                   -------   -------   -------
Total income from continuing
   operations ...............................      $39,966   $34,173   $20,699
                                                   =======   =======   =======
--------------------------------------------------------------------------------

          The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:

--------------------------------------------------------------------------------
                                                                   SEPTEMBER 30,
                                                                  --------------
                                                                   2002   2001
                                                                  --------------
                                                                  (IN THOUSANDS)
                                                                  --------------
Undistributed DISC earnings....................................    $(96)  $(96)
Net operating loss carryforward from acquisition ..............     715    715
Other..........................................................     252    304
                                                                   ----   ----
                                                                   $871   $923
                                                                   ====   ====
--------------------------------------------------------------------------------

          The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

-------------------------------------------------------------------------------
                                                                 SEPTEMBER 30,
                                                               ----------------
                                                                2002     2001
                                                               ----------------
                                                                (IN THOUSANDS)
                                                               ----------------
Net operating loss carryforward from acquisition (Note 2)...   $2,691   $ 3,362
Accelerated depreciation....................................     (788)   (1,007)
State net operating loss carryforward.......................      316       739
Undistributed DISC earnings.................................     (135)     (226)
Accrued expenses............................................       --     1,762
Other.......................................................     (233)      372
                                                               ------   -------
                                                               $1,851   $ 5,002
                                                               ======   =======
-------------------------------------------------------------------------------

          At September 30, 2002, the Company has federal net operating loss carryforwards of approximately $9,325,000 to offset future taxable income. These net operating loss carryforwards expire from 2007 through 2010. The annual amount available to offset consolidated taxable income is limited to approximately $1,887,000 under Section 382 of the Internal Revenue Code. In addition, at September 30, 2002, the Company has available approximately $7,200,000 of New Jersey net operating loss carryforwards to offset future state taxable income. The New Jersey operating loss carryforwards, as extended, expire in 2007 and 2008. Utilization of these net operating losses has been suspended for deduction carryover for privilege periods beginning during calendar years 2002 and 2003, but this suspension extends the seven-year carryforward period by two years.

          The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

---------------------------------------------------------------------------------------
                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                             2002   2001    2000
                                                             ----   ----   -----
Statutory federal income tax rate...................         35.0%  34.1%   34.3%
State income taxes net of federal tax benefit.......          1.2    1.0     1.3
Product contributions...............................          (.1)   (.9)    (.6)
Tax credit for Research and Development.............           --   (1.3)   (3.0)
Benefit from foreign sales corporation .............         (1.1)  (2.8)   (2.5)
Amortization of acquired intellectual property......           --    (.9)    (.9)
Foreign net operating loss carryforward.............           --     --    (1.0)
Litigation reserve reversal.........................         (2.1)    --      --
Other...............................................          0.2    (.5)   (1.1)
                                                             ----   ----   -----
   Effective income tax rate........................         33.1%  28.7%   26.5%
                                                             ====   ====   =====
---------------------------------------------------------------------------------------

          For the years ended September 30, 2002, 2001 and 2000, the Company recognized for income tax purposes a tax benefit of $2,172,000, $759,000, and $76,000, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in each year.

          The Internal Revenue Service is conducting a routine audit of the Company's tax return for 1997 and 1998.

Note 16 - Allowance for Doubtful Accounts:

Information relating to the allowance for doubtful accounts is as follows:

-----------------------------------------------------------------------------------
                                                                            BALANCE
                                    BALANCE AT    CHARGED TO                   AT
                                   BEGINNING OF   COSTS AND                  END OF
           DESCRIPTION                YEAR         EXPENSES    DEDUCTIONS     YEAR
-----------------------------------------------------------------------------------
                                                   (IN THOUSANDS)
-----------------------------------------------------------------------------------
Allowance for doubtful accounts:
   Year ended September 30,
              2000                     $244          $515        $188(A)     $571
                                       ====          ====        =======     ====
              2001                     $571          $363        $498(A)     $436
                                       ====          ====        =======     ====
              2002                     $436          $470        $268(A)     $638
                                       ====          ====        =======     ====
------------------------------------------------- ---------------------------------

(A) Write-off of uncollectible accounts receivable.

Note 17 - Significant Customers:

          A portion of the Company's hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2002, 2001 and 2000, respectively, 26%, 27%, and 26% of the Company's sales were made in this distribution channel. In each fiscal year 2002, 2001 and 2000, one of the larger national distributors represented approximately 12%, 13%, and 15%, respectively, of net sales. The same customer represented approximately 14% and 17% of outstanding accounts receivable at September 30, 2002 and 2001, respectively.

Note 18 - Segment Information:

          Vital Signs, Inc. sells single-patient use medical products to the anesthesia, respiratory, critical care, sleep therapy and emergency markets. The Company provides pharmaceutical technology services, principally in the pharmaceutical companies. In addition, the Company also, from time to time, provides services to medical device, diagnostic and biotechnology companies. The Company has aggregated its business units into four reportable segments, anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales and administration support; therefore the operating profit, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated operating profit, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table.

-----------------------------------------------------------------------------------------------
                                                                  PHARMACEUTICAL
                                         RESPIRATORY/               TECHNOLOGY
                           ANESTHESIA   CRITICAL CARE    SLEEP       SERVICES      CONSOLIDATED
                           --------------------------------------------------------------------
2002
Net sales...............    $ 73,462       $46,753      $39,628       $14,175        $174,018
Gross profit............      38,568        26,107       17,660         4,880          87,215
Operating profit........      22,379        14,243          887         1,998          39,507
Total assets............     103,545        65,899       28,117         7,516         205,077
Capital expenditures....         925           588        1,831           166           3,510

2001
Net sales...............    $ 69,059       $52,197      $30,380       $11,506        $163,142
Gross profit............      36,808        29,134       14,675         4,445          85,062
Operating profit........      17,961        13,576            7         2,681          34,225
Total assets............      93,569        70,723       23,472         3,796         191,560
Capital expenditures....         412           311        1,060           162           1,945

2000
Net sales...............    $ 64,894       $52,445      $20,907       $ 8,232        $146,478
Gross profit............      33,356        28,758       12,010         3,355          77,479
Operating profit........      10,286         8,313        1,586         1,100          21,285
Total assets............      81,956        66,233       21,106         3,536         172,831
Capital expenditures....       2,990         2,417        4,013           154           9,574
-----------------------------------------------------------------------------------------------

The following table presents revenues by geographic area:

--------------------------------------------------------------------------------
                                                    2002       2001       2000
                                                  ------------------------------
United States..................................   $135,740   $127,227   $111,572
Europe.........................................     29,232     23,142     26,428
Asia...........................................      5,113      8,002      4,609
Other..........................................      3,933      4,771      3,869
                                                  --------   --------   --------
                                                  $174,018   $163,142   $146,478
                                                  ========   ========   ========
--------------------------------------------------------------------------------

Note 19 -Related Party:

          One of the Company's subsidiaries, Thomas Medical Products, provides product development and manufacturing services to X-Site Medical, LLC ("X-Site"), a company engaged in the development of arterial closure devices. Two of the shareholders of X-Site are also shareholders and officers of the Company and three additional shareholders of X-Site are independent members of the Company's Board of Directors. X-Site paid Thomas Medical Products approximately $287,000, $298,000, and $113,000 during the fiscal years ended September 30, 2002, 2001 and 2000, respectively, for these services. In addition, the Company provided certain accounting services for X-Site, in which various suppliers of X-Site, including the Company's subsidiary, were paid by the Company. X-Site, in turn, reimburses the Company. During the years ended September 30, 2002, 2001 and 2000, X-Site reimbursed the Company in the amount of approximately $0, $854,000, and $1,162,000, respectively. Amounts due from X-Site are included in other current assets on the Company's consolidated balance sheet and amounted to approximately $0 and $217,000 at September 30, 2002 and 2001, respectively. The Company believes that the overall terms of the above described arrangements with X-Site are no less favorable to the Company than terms that would be available from similarly situated third parties.

          In August of 2001, the Company made several loans under the provisions of its investment plan to the Chief Executive Officer/Chairman of the Board and a Director/Officer of the Company in the amounts of $112,500 and $100,000, respectively, at an interest rate of 6.75%. The loans are due in August, 2003.

Note 20 - Quarterly Financial Data (unaudited):

          The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2002 and 2001:

Fiscal Year Ended September 30, 2002:
-------------------------------------------------------------------------------
                                                            BASIC     DILUTED
                                                           EARNINGS   EARNINGS
              TOTAL REVENUE   GROSS PROFIT   NET INCOME   PER SHARE   PER SHARE
-------------------------------------------------------------------------------
1st Quarter      $ 41,156        $21,382      $ 6,316       $0.49       $0.49
2nd Quarter        42,271         20,301        7,944        0.62        0.61
3rd Quarter        44,961         23,476        5,450        0.42        0.42
4th Quarter        45,630         22,056        5,335        0.41        0.41
              -----------------------------------------------------------------
                 $174,018        $87,215      $25,045       $1.94       $1.92

Fiscal Year Ended September 30, 2001:
-------------------------------------
1st Quarter      $ 39,670        $20,958      $ 5,903       $ .48       $ .47
2nd Quarter        40,108         20,833        6,088         .49         .48
3rd Quarter        42,129         21,954       (8,333)       (.65)       (.65)
4th Quarter        41,235         21,317        6,445         .50         .50
              ------------------------------ ----------------------------------
                 $163,142        $85,062      $10,103       $ .80       $ .79
-------------------------------------------------------------------------------

                                    PART III

Item 10. Directors of the Registrant

          The following table presents certain information regarding the directors of the Company:

                         Director
     Name and Age         Since                        Business Experience(B)
-----------------------------------------------------------------------------------------------
Terry D. Wall, 61          1972     President and Chief Executive Officer of the Company.  Mr.
                                       Wall presently serves as the Chairman of the Board of
                                       Directors of Bionx Implants, Inc.

David J. Bershad, 61       1991     Member of the law firm of Milberg Weiss Bershad Hynes &
                                       Lerach LLP.  Mr. Bershad presently serves on the Board
                                       of Directors of Bionx Implants, Inc.

Anthony J. Dimun, 59       1987     Chairman of Nascent Enterprises, LLC (consulting
                                       firm)(May 1, 2001 to present); Executive Vice President,
                                       Chief Financial Officer and Treasurer of the Company
                                       (1991 to May 1, 2001); Secretary of the Company
                                       (December 1991 to December 1998); Principal Owner,
                                       Strategic Concepts, Inc. (financial and acquisition
                                       advisory firm)(1988 to present). Mr. Dimun presently
                                       serves on the Board of Directors of Bionx Implants, Inc.

Howard W. Donnelly, 41     2002     President/Chief Executive Officer of Alphaport, Inc.
                                       (October 2002 to present); President of Level 1, Inc., a
                                       medical device manufacturer and a wholly-owned
                                       subsidiary of Smith Industries (March, 1999 to April,
                                       2002); Vice President of Business Planning and
                                       Development, Pfizer (a pharmaceutical company) (1997
                                       to 1999).

David H. MacCallum, 64     2002     Managing Partner of Outer Islands Capital (April 2002 to
                                       present) (investment banking firm); Global Head of
                                       Health Care, Investment Banking for Salomon Smith
                                       Barney (1999 to November 2001) (investment banking
                                       firm); Global Head of Health Care Investment Banking,
                                       Union Bank of Switzerland (1994 to 1999) (investment
                                       banking firm).

Joseph J. Thomas, 66       1992     President of Thomas Medical Products, Inc. (a subsidiary of the Company) ("TMP") (1990 to present).

Barry Wicker, 62           1985     Executive Vice President--Sales of the Company (1985 to
                                       present).

----------
(A)  Ages are presented as of September 30, 2002.

(B) In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. Messrs. Wall, Bershad and

     Dimun have invested together (and serve together as Board members) in Bionx Implants, Inc. and have invested together in OmniSonics Medical Technologies, Inc. (formerly Sonokinetics, Inc.). Mr. Wall and Mr. Donnelly are also Board members of OmniSonics Medical Technologies, Inc. Messrs. Wall, Dimun, MacCallum, Bershad and Thomas are investors and serve on the Board of X-Site Medical, LLC.(See "Related Party Transactions"). Omnisonics Medical Technologies, Inc. and X-Site Medical, LLC are private companies.

          Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended September 30, 2002.

Item 11. Executive Compensation

          The following table sets forth, for the fiscal years ended September 30, 2002, 2001 and 2000, the annual and long-term compensation of the Company's Chief Executive Officer and the other individuals who served as executive officers of the Company at the end of fiscal 2002 and received greater than $100,000 in salary and bonus during fiscal 2002 (the "Named Officers"):

                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                                            Long-Term
                                                                                          Compensation
                                               Annual Compensation               -------------------------------
                                  --------------------------------------------   Common Shares
                                                                    Other           Subject
                                                                   Annual         to Options       All Other
  Name and Principal Position     Year    Salary    Bonus(A)   Compensation(B)    Granted (#)    Compensation(C)
----------------------------------------------------------------------------------------------------------------
Terry D. Wall..................   2002   $225,000   $ 46,735       $ 6,000               --         $ 3,443
   President and
   Chief Executive Officer        2001    225,000     31,035         6,000            7,758           4,902
                                  2000    225,000     18,634         6,000           24,916           4,109
----------------------------------------------------------------------------------------------------------------
Joseph F. Bourgart.............   2002    172,192     16,011       $ 6,000               --           1,965
   Senior Vice President          2001         --         --            --               --          23,828(E)
----------------------------------------------------------------------------------------------------------------
Joseph J. Thomas (D)...........   2002    162,240    257,690        17,541               --           2,575
   President, Thomas Medical      2001    156,000    208,104            --               --           2,433
   Products                       2000    150,000         --            --               --             606
----------------------------------------------------------------------------------------------------------------
Barry Wicker...................   2002    151,250     31,530         6,000               --           2,882
   Executive Vice President-      2001    151,250     20,993         6,000            9,638           3,554
   Sales                          2000    151,250     12,625         6,000            8,304           3,606
----------------------------------------------------------------------------------------------------------------

----------
(A) Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid. Bonuses earned in fiscal 2002 were awarded under the Company's Well-Pay Policy and in conjunction with the Company's performance incentive program. The Well-Pay Policy covers all Company personnel working in the Company's headquarters in Totowa, New Jersey and in certain of the Company's subsidiaries. Under the Policy, an additional day's pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $400 are earned by employees having perfect attendance for one or more consecutive years.

(B)  Comprised entirely of monthly car allowances.

(C) "Compensation" reported under this column for the year ended September 30, 2002 includes: (i) contributions of $2,713, $2,391, $2,553, and $1,418, respectively, for Messrs. Wall, Wicker, Thomas and Bourgart, respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under "Salary") made by each Named Officer to that Plan and (ii) premiums of $730, $491, $22, and $547, respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Wicker, Thomas, and Bourgart, respectively.

(D) Effective October 1, 2001, Mr. Thomas and TMP entered into a three year employment agreement, pursuant to which Mr. Thomas will be paid a base salary of $168,730 in fiscal 2003, increased annually by the same percentage increase as salaries generally increase for the Company. For purposes of calculating the increase for fiscal 2003, that figure was 4%. Mr. Thomas is guaranteed an annual bonus of $212,450 during the term. He is also entitled to receive an additional bonus based on TMP's performance. Mr. Thomas' wife is also an employee of TMP and TMP has entered into a similar agreement with her. However, her base salary for fiscal 2002 is $77,561 and her guaranteed annual bonus is $77,757. On November 30, 2001, pursuant to unsecured promissory notes bearing interest at 5.5% per annum, the Company loaned Mr. Thomas the sum of $637,350 and loaned his wife $233,370. The notes are due on November 30, 2004.

(E) Represents payments made to Mr. Bourgart from June 2001 to September 2001 for consulting services performed prior to his employment at Vital Signs.

Stock Options

          The Company did not grant any stock options to any of the Named Officers during fiscal 2002.

          The following table provides data regarding the number and value of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at September 30, 2002. The closing sales price of the Company's common stock on September 30, 2002 was $29.71. No officers exercised stock options during fiscal 2002:

--------------------------------------------------------------------------------
                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR END VALUES
--------------------------------------------------------------------------------

                        NUMBER OF SHARES UNDERLYING
                        UNEXERCISED OPTIONS AT YEAR   VALUE OF UNEXERCISED IN THE
                                   END(#)             MONEY OPTIONS AT YEAR END ($)
                        -----------------------------------------------------------
                        EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                        -----------------------------------------------------------
Terry D. Wall........      96,194          7,758         $742,523        $5,508
Barry Wicker.........      46,246          9,638         $402,549        $6,843
Joseph J. Thomas               --             --               --            --
Joseph F. .Bourgart            --             --               --            --
-----------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information regarding the beneficial ownership of the Common Stock as of September 30, 2002 by each person who is known by the Company to own beneficially more than five percent of the Common Stock; (i) trusts maintained for the benefit of the children of Terry D. Wall, the Company's principal shareholder and chief executive officer; (ii) each Named Officer (as defined herein) and director of the Company; and (iii) all directors, and executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by November 30, 2002.

-----------------------------------------------------------------------------------------------------
                                                                                              Percent
                                  Shareholder                                       Number      (9)
-----------------------------------------------------------------------------------------------------
Terry D. Wall (1)(2)...........................................................   4,319,599    33.13%
Trusts for the benefit of the minor children of Terry D. Wall
   (Anthony J. Dimun, trustee) (1)(3)..........................................   2,420,327    18.70%
Anthony J. Dimun (1)(3)........................................................   2,551,334    19.67%
Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th Floor,
   Santa Monica, CA 90401 (4)..................................................     743,500     5.75%
Kennedy Capital Management, Inc., 10829 Olive Blvd., St. Louis, MO 63141 (5)...     704,420     5.44%
Barry Wicker (6)...............................................................     323,615     2.49%
David J. Bershad (7)...........................................................     100,567        *
David H. MacCallum.............................................................          --       --
Joseph J. Thomas...............................................................          --       --
Howard W. Donnelly.............................................................          --       --
Joseph F. Bourgart.............................................................          --       --
All directors and executive officers as a group (10 persons) (8)...............   7,322,726    55.51%

----------
*    Represents less than one percent.

(1) The business address of Mr. Wall and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512. The business address of Mr. Dimun is c/o Strategic Concepts, LLC, 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

(2) Includes 3,440,894 shares owned by Mr. Wall directly, 706,748 shares owned by Carol Vance Wall, Mr. Wall's wife, 34,245 shares held in the Company's 401(k) plan on Mr. Wall's behalf, 41,518 shares held in the Company's Investment Plan on Mr. Wall's behalf and 96,194 shares covered by options exercisable by Mr. Wall. Excludes shares held in trust for the benefit of the Walls' minor children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Terry D. and Carol Vance Wall. Mr. and Mrs. Wall have pledged 4,041,272 shares as collateral to a brokerage firm as security for a loan made to them. As of September 30, 2002, the value of the shares held as collateral represented more than 500% of the aggregate amount of such loan. Sales of a substantial amount of such shares by such brokerage firm may result in a change in control of the Company and/or have a disruptive effect on the market price of the Company's common stock.

(3) As trustee of the trusts maintained for the benefit of the minor children of Terry D. Wall, Anthony J. Dimun has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable regulations of the Securities and Exchange Commission. Mr. Dimun is also deemed to be the beneficial owner of 700 shares held in certain insurance trusts established by Mr. Wicker. He is also deemed to be the beneficial owner of 79,700 shares held by the charitable foundation described above. Accordingly, the shares reflected in the table above as shares beneficially owned by Mr. Dimun include shares held by Mr. Dimun for such trusts and foundation, 20,644 shares owned by Mr. Dimun individually and 29,963 shares covered by options exercisable by Mr. Dimun. The Trusts have pledged their shares as collateral to a financial institution to secure loans made to them. The Company has agreed to register such shares for resale, at the Trusts' expense, in the event that such financial institution acquires such shares upon a default and thereafter desires to sell such shares. In the event of default, such sales may result in a change in control of the Company and/or have a disruptive effect on the market price of the Company's Common Stock. As of September 30, 2002, the value of the shares held as collateral represented more than 500% of the aggregate amount of such loans.

(4) In a Schedule 13G Amendment filed with the Securities and Exchange Commission on February 12, 2002, Dimensional Fund Advisors, Inc. stated that it has sole power to vote and dispose of these shares in its role as investment advisor or manager.

(5) In a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2002, Kennedy Capital Management, Inc. stated that it has sole power to vote 679,920 of these shares and the sole power to dispose of all of these shares in its role as investment advisor or manager.

(6) Includes 268,927 shares owned by Mr. Wicker directly, 13,262 shares held in the Company's 401(k) plan on Mr. Wicker's behalf, 4,819 shares held in the Company's Investment Plan on Mr. Wicker's behalf and 46,246 shares covered by options exercisable by Mr. Wicker. Excludes shares held in an insurance trust, which shares may not be voted or disposed of by Mr. Wicker or his wife.

(7) Includes 20,267 shares owned by Mr. Bershad directly, 2,000 shares owned by Mr. Bershad's wife as to which Mr. Bershad disclaims beneficial ownership, 8,362 shares held in the Company's Investment Plan on Mr. Bershad's behalf and 69,938 shares covered by options exercisable by Mr. Bershad.

(8) Includes 232,703 shares covered by options exercisable by the Company's executive officers, and directors, 47,507 shares held in the Company's 401(k) plan and 54,699 shares held in the Investment

     Plan; also includes shares held in trust by Mr. Dimun for Mr. Wall's children and pursuant to certain insurance trusts established by Mr. Wicker and shares held by a charitable foundation established by Terence and Carol Vance Wall.

(9) Percent of class is based on 12,941,002 shares of Common Stock outstanding on September 30, 2002.

Equity Compensation Plan Information

          The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of September 30, 2002, including the Company's investment Plan, as amended and restated as of May 30, 2001, 1991 Director Stock Option Plan and 1990 Employee Stock Option Plan, as amended and restated as of December 1, 1997, and the 2002 Stock Incentive Plan. No warrants or rights are outstanding under the foregoing plans.

-------------------------------------------------------------------------------------------------------------
                                                                                               (c)
                                                                                       Number of Securities
                                           (a)                        (b)            Remaining Available for
                                Number of Securities to be     Weighted-Average       Future Issuance Under
                                 Issued Upon Exercise of       Exercise Price of    Equity Compensation Plans
                                   Outstanding Options,      Outstanding Options,     (Excluding Securities
Plan Category                      Warrants and Rights       Warrants and Rights     Reflected in Column (a))
-------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
   Approved by Shareholders              459,334                    $24.57                  1,570,964
Equity Compensation Plans Not
   Approved by Shareholders
                                          78,100                    $34.39                     78,100
      Total                              537,434                                            1,649,064
                                         =======                                            =========
-------------------------------------------------------------------------------------------------------------

          In addition to options granted pursuant to Company benefit plans, the Company, in fiscal 2002 has granted 78,100 stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

Item 13. Certain Relationships and Related Transactions

          Thomas Medical Products, Inc. ("TMP"), a subsidiary of the Company, provides product development and manufacturing services to X-Site Medical, LLC ("X-Site"), a company engaged in the development of specialized cardiovascular products. X-Site paid TMP $298,000 during fiscal 2001 and $287,000 during fiscal 2002. As of September 30, 2002, a balance of $137,000 was outstanding for such services. The Company believes that the rates charged to X-Site for such services are no less favorable to the Company than those charged to similarly situated unrelated parties. Mr. Wall and his family limited partnership own 37.6% of X-Site. Mr. Dimun, Mr. Bershad, through an investment limited partnership Mr. Thomas and Mr. MacCallum own 3.9%, 4.3%, 2.1% and less than 1% of X-Site, respectively.

Item 14. Controls and Procedures

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a-1) The financial statements listed in the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

     (a-2) All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

     (a-3) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit   Description
-------   -----------
 3.1      Restated Certificate of Incorporation is incorporated by reference to
          Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

 3.2      Certificate of Amendment to the Restated Certificate of Incorporation.

 3.3 By-laws, as amended, are incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-35864) initially filed with the Commission on July 13, 1990.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued):

10.4 Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 33-39107) initially filed with the Commission on February 21, 1991.

10.5 Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

10.6 Stock Option Grants to Terry D. Wall and Barry Wicker, replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is incorporated by reference to Exhibit
          10.8 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

10.7 Form of Stock Option Agreement for certain employees of Thomas Medical Products, Inc. is incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

10.8      Vital Signs 2002 Stock Incentive Plan.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Goldstein Golub Kessler LLP.

24.1      Power of Attorney.

99.1      Risk Factors

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of December, 2002.

                                                VITAL SIGNS, INC.


                                                By: /s/ Frederick S. Schiff
                                                    ----------------------------
                                                    Frederick S. Schiff
                                                    Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                                             DATE
----------                  -----                                             ----
 /s/ Terry D. Wall*         President, Chief Executive Officer and Director   December 19, 2002
 ------------------------
 Terry D. Wall


 /s/ David J. Bershad*      Director                                          December 19, 2002
 ------------------------
 David J. Bershad


 /s/ Anthony J. Dimun*      Director                                          December 19, 2002
 ------------------------
 Anthony J. Dimun


 /s/ Howard Donnelly*       Director                                          December 19, 2002
 ------------------------
 Howard Donnelly


 /s/ David MacCallum*       Director                                          December 19, 2002
 ------------------------
 David MacCallum


 /s/ Joseph J. Thomas*      Director                                          December 19, 2002
 ------------------------
 Joseph J. Thomas


 /s/ Barry Wicker*          Executive Vice President, Sales and Director      December 19, 2002
 ------------------------
 Barry Wicker


 /s/ Frederick S. Schiff    Chief Financial and Accounting Officer            December 19, 2002
 ------------------------
 Frederick S. Schiff


*By: /s/ Frederick S. Schiff
     ------------------------------------------
     Frederick S. Schiff, Attorney-in-Fact

                                 CERTIFICATIONS

I, Terry D. Wall, certify that:

1.   I have reviewed this annual report on Form 10-K of Vital Signs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002


/s/ Terry D. Wall
----------------------------
Terry D. Wall
Chief Executive Officer

I, Frederick S. Schiff, certify that:

1.   I have reviewed this annual report on Form 10-K of Vital Signs, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002


/s/ Frederick S. Schiff
--------------------------------------
Frederick S. Schiff
Chief Financial and Accounting Officer

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................'TM'
The registered trademark symbol shall be expressed as....................'r'
The Greek letter theta shall be expressed as.............................[th]