Form 10-Q
period 2002-12-31
VITAL SIGNS INC
filed 2003-02-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------- to
     ---------------

                         Commission file number: 0-18793
                                ----------------

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

                               Yes   X    No
                                   ------    ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   X    No
                                   ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At February 3, 2003 there were 12,994,029 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.
                                -----------------

                                      INDEX

                                                                                             PAGE
                                                                                            NUMBER
                                     PART I.
                                     -------

         Financial information.........................................................        1

Item 1.  Financial Statements

         Independent Accountant's Report...............................................        2

         Consolidated Balance Sheet as of December 31, 2002 (Unaudited) and September
         30, 2002......................................................................        3

         Consolidated Statement of Income for the Three Months ended December 31, 2002
         and 2001 (Unaudited)..........................................................        4

         Consolidated Statement of Cash Flows for the Three Months Ended December 31,
         2002 and 2001 (Unaudited).....................................................        5

         Notes to Consolidated Financial Statements (Unaudited)........................       6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations....................................................................      8-12

Item 3.  Quantitative and Qualitative Disclosure About Market Risks....................       12

Item 4.  Controls and Procedures.......................................................      12-14

                                    PART II.
                                    --------

Item 1.  Legal Proceedings.............................................................       15

Item 6.  Exhibits and Reports on Form 8-K..............................................       16

         Signatures....................................................................       17

         Certifications................................................................      18-19

         Exhibit 99.1..................................................................       20

         Exhibit 99.2..................................................................       21

                                     PART I.

                              Financial Information


Item 1.

Financial Statements


     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2002.

     The results of operations for the interim period presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vital Signs, Inc.


We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of income and cash flows for the three-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 31, 2003

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                DECEMBER 31,  SEPTEMBER 30,
                                                                                    2002          2002
                                                                                (IN THOUSANDS OF DOLLARS)
                                     ASSETS
                                                                                (Unaudited)
                                                                                 ---------
Current Assets:
    Cash and cash equivalents................................................     $ 40,030     $ 29,303
    Accounts receivable, less allowance for doubtful accounts of $631 and $638
        respectively.........................................................       33,897       35,392
    Inventory................................................................       21,431       21,024
    Prepaid expenses and other current assets................................        6,249        6,085
    Assets of discontinued business..........................................        8,190        7,846
                                                                                  --------     --------
         Total Current Assets................................................      109,797       99,650

    Property, plant and equipment - net......................................       30,689       30,867
    Marketable securities ...................................................          137          186
    Goodwill ................................................................       69,632       69,516
    Deferred income taxes....................................................        1,802        1,851
    Other assets.............................................................        4,491        3,007
                                                                                  --------     --------
          Total Assets.......................................................     $216,548     $205,077
                                                                                  ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable.........................................................     $  4,497     $  3,940
    Current portion of long-term debt........................................          328          395
    Accrued expenses.........................................................       10,134        6,980
    Other current liabilities................................................          830        1,015
    Liabilities of discontinued business.....................................          672          720
                                                                                  --------     --------
          Total Current Liabilities                                                 16,461       13,050

Long term debt...............................................................        1,340        1,560
                                                                                  --------     --------
         Total Liabilities...................................................       17,801       14,610

Minority interest in subsidiary..............................................       2,706         2,652

Commitments and contingencies
Stockholders' Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and outstanding 12,991,394  and 12,938,002 shares, respectively.........
                                                                                    32,420       30,812
    Accumulated other comprehensive loss.....................................         (256)      (1,189)
    Retained earnings........................................................      163,877      158,192
                                                                                  --------     --------
    Stockholders' equity.....................................................      196,041      187,815
                                                                                  --------     --------
         Total Liabilities and Stockholders' Equity..........................     $216,548     $205,077
                                                                                  ========     ========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                                                                              FOR THE THREE-MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                                 2002           2001
                                                                       ------------------------------------------
                                                                         (In Thousands Except Per Share Amounts)
                                                                       ------------------------------------------
Revenue:
     Net sales.............................................................     $35,055        $35,743
     Service revenue.......................................................       9,702          5,413
                                                                                -------        -------
                                                                                 44,757         41,156
Cost of goods sold and services performed:
     Cost of goods sold....................................................      16,125         16,642
     Cost of services performed............................................       5,417          3,132
                                                                                -------        -------
                                                                                 21,542         19,774

Gross profit...............................................................      23,215         21,382

Operating expenses:
    Selling, general and administrative....................................      12,091         10,150
    Research and development...............................................       1,503          1,638
    Other (income) expense-net.............................................          (6)            67
                                                                                --------       -------
         Total operating expenses..........................................      13,588         11,855

Operating Income...........................................................       9,627          9,527

    Net interest income....................................................         254            174
                                                                                -------        -------

Income from continuing operations before provision for income taxes and
    minority interest in income of consolidated subsidiary.................       9,881          9,701
Provision for income taxes.................................................       3,264          3,256
                                                                                -------        -------
Income from continuing operations before minority interest in income of
    consolidated subsidiary................................................       6,617          6,445
Minority interest in income of consolidated subsidiary.....................          55            ---
                                                                                -------        -------
Income from continuing operations..........................................       6,562          6,445

Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($174) and
    ($70)..................................................................        (357)          (129)
                                                                                --------       --------

Net income.................................................................     $ 6,205        $ 6,316
                                                                                =======        =======

Earnings (loss) per Common Share:
Basic
    Income per share from continuing operations............................     $  0.51        $  0.50
    (Loss) per share from discontinued operations..........................     $(0.03)        $(0.01)
    Net earnings                                                                $  0.48        $  0.49
Diluted
    Income per share from continuing operations............................     $  0.51        $  0.50
    (Loss) per share from discontinued operations..........................     $(0.03)        $ (0.01)
    Net earnings                                                                $  0.48        $  0.49

Basic weighted average number of shares outstanding........................      12,898         12,890
Diluted weighted average number of shares outstanding......................      12,994         13,013

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                      FOR THE THREE-MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                         2002           2001
                                                                               ------------------------------------------
                                                                                      (IN THOUSANDS OF DOLLARS)
                                                                               ------------------------------------------
Cash Flows from Operating Activities:
   Net income.....................................................................      $ 6,205        $ 6,316
   Add loss from discontinued operations..........................................          357            129
                                                                                       --------       --------
    Income from continuing operations.............................................        6,562          6,445

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
     Depreciation and amortization................................................        1,085          1,295
     Deferred income taxes........................................................           49            ---
     Minority interest in income of consolidated subsidiary.......................           55            ---


Changes in operating assets and liabilities:
     Decrease in accounts receivable..............................................        1,821          1,300
     Decrease (increase) in inventory.............................................           96            (72)
     (Increase) in prepaid expenses and other current assets......................          (48)           340
     (Increase) decrease in other assets..........................................         (397)            17
     Increase in accounts payable and accrued expenses............................        2,800            392
     (Decrease) increase in other liabilities.....................................         (218)           534
                                                                                       ---------      --------
Net cash provided by continuing operations........................................       11,805         10,251
                                                                                       --------       --------
Net cash used in discontinued operations..........................................         (749)          (534)
                                                                                       ---------      ---------
Net cash provided by operating activities.........................................       11,056          9,717

Cash flows from investing activities:
     Acquisition of property, plant and equipment.................................         (524)        (1,885)
     Proceeds from sales of available for sale securities.........................           50             79
                                                                                       --------       --------
Net cash used in investing activities.............................................         (474)        (1,806)

Cash flows from financing activities:
     Dividends paid...............................................................         (520)          (519)
     Proceeds from exercise of stock options......................................          316             93
     Principal payments on long-term debt and notes payable.......................         (287)        (1,857)
                                                                                       ---------      ---------
 Net cash used in financing activities............................................         (491)        (2,283)

Effect of foreign currency translation............................................          636            109
                                                                                       --------       --------
Net increase in cash and cash equivalents.........................................       10,727          5,737
Cash and cash equivalents at beginning of period..................................       29,303         31,029
                                                                                       --------       --------
Cash and cash equivalents at end of period........................................     $ 40,030       $ 36,766
                                                                                       ========       ========

Cash paid during the three months for:
     Interest.....................................................................     $     82       $     84
     Income taxes.................................................................     $    167       $    198

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2002, and the consolidated statements of income and cash flows for the three months ended December 31, 2002 and 2001, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position at December 31, 2002 and the results of operations and cash flows for the three months ended December 31, 2002 and 2001.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. At December 31, 2002, the Company's inventory was comprised of raw materials, $11,990,000, and finished goods, $9,441,000. At September 30, 2002 the Company's inventory was comprised of raw materials of $12,095,000 and finished goods of $8,929,000.

4.   For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

5. The Company has aggregated its business units into four reportable segments, anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales and administration support; therefore the operating profit, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated operating profit, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                RESPIRATORY/            PHARMACEUTICAL
                                                 CRITICAL                TECHNOLOGY
                               ANESTHESIA          CARE         SLEEP      SERVICES           OTHER*    CONSOLIDATED
                            ------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS OF DOLLARS)
                            ------------------------------------------------------------------------------------------
FOR THE THREE MONTHS
ENDED DECEMBER 31,

2002
----
Net sales                       $ 17,017         $11,190         $11,283         $ 5,267        $ ---      $ 44,757
Gross profit                       9,477           6,277           5,215           2,246          ---        23,215
Operating profit                   4,793           3,151             793             890          ---         9,627
Total assets                      97,309          63,988          34,445          20,806          ---       216,548
Capital expenditures                 250             164              88              22          ---           524

2001
----
Net sales                       $ 16,945         $11,740           8,085         $ 2,747       $1,639      $ 41,156
Gross profit                       8,986           6,445           3,641             871        1,439        21,382
Operating profit (loss)            4,359           3,662            (367)            434        1,439         9,527
Total assets                     102,869          64,985          24,204           4,136          ---       196,194
Capital expenditures               1,155             730             ---             ---          ---         1,885

   *"Other" relates primarily to one-time licensing revenue recorded in the quarter ended December 31, 2001 in the anesthesia business segment.

6. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has determined that it will continue to account for stock-based compensation to employees under the provisions of Accounting Principles Board opinion No. 25 and will make all required disclosures in its annual and interim financial statements.

     The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operation.

7. Other comprehensive income for the three month periods ended December 31, 2002 and 2001 consisted of:

                                            2002             2001
                                            ----             ----
Net income                                 $6,205           $6,316
Foreign currency translation                  929              (7)
Other                                           4              (4)
                                           ------           ------
Comprehensive income                       $7,138           $6,305
                                           ======           ======

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward Looking Statements

     This Quarterly Report on Form 10-Q contains, and from time to time we expect to make, certain forward-looking statements regarding our business, financial condition and results of operations. The forward-looking statements are typically identified by the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy", or words of similar import. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), we intend to caution investors that there are important factors that could cause our actual results to differ materially from those projected in our forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of us. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially from such statements. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

     We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, we have set forth in Exhibit
99.1 to our Annual Report on Form 10-K for the year ended September 30, 2002 a list of important factors, certain of which are outside of management's control, that could cause our actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by us. Reference is made to such Exhibit 99.1 for a list of such risk factors.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statement of income.

                                                                   INCREASE/(DECREASE) FROM
                                                                         PRIOR PERIOD
                                                                     THREE MONTH'S ENDED
                                                                      DECEMBER 31, 2002
                                                                         COMPARED WITH
                                                                      THREE MONTHS ENDED
                                                                      DECEMBER 31, 2001
                                                                  -------------------------
Consolidated Statement of Operations Data:
Net revenue..................................................                 8.7%
Gross profit.................................................                 8.6
Total operating expenses.....................................                14.6
Interest income, net.........................................                46.0
Income from continuing operations............................                 1.8
Net income...................................................                (1.8)

Comparison of Results for the Three-Month Period Ended December 31, 2002 to the Three-Month Period Ended December 31, 2001

     Net Revenue. Total net revenue increased 8.7%, from $41.2 million for the three-month period ended December 31, 2001 to $44.8 million for the three-month period ended December 31, 2002. Of the 8.7% increase, approximately 2% is attributable to favorable foreign exchange rates and 6.7% to volume increases. Net sales decreased 1.9%, from $35.7 million to $35.1 million primarily due to a reduction in license and other revenue, offset in part by growth in anesthesia circuits. Service revenue increased 79.2 %, from $5.4 million to $9.7 million. This increase was primarily due to the growth in our sleep and pharmaceutical technology services businesses through the merger of our National Sleep Technologies subsidiary with a subsidiary of Johns Hopkins Health System and our acquisition of Stelex, Inc.

                           REVENUE BY BUSINESS SEGMENT

                                            FOR THE QUARTER ENDED
                                                  DECEMBER 31,
                                          --------------------------            PERCENT
                                            2002               2001             CHANGE
                                          -------            -------             -----
Anesthesia                                $17,017            $16,945               .4%
Respiratory/Critical Care                  11,190             11,740             (4.7%)
Sleep                                      11,283              8,085             39.6%
Pharmaceutical Technology Services          5,267              2,747             91.7%
Other*                                        ---              1,639             N/A
                                          -------            -------              ----
                                          $44,757            $41,156              8.7%
                                          =======            =======             =====

     * "Other" relates primarily to one-time licensing revenue recorded in the quarter ended December 31, 2001 in the anesthesia business segment.

     Our sleep segment, representing 25.2% of net revenue during the three-months ended December 31, 2002, increased revenues 39.6%, from $8.1 million for the three month period ended December 31, 2001 to $11.3 million for the three-month period ended December 31, 2002. The growth in our sleep segment, which includes sleep therapy services and diagnostic products, was due primarily to the above-mentioned merger in the second quarter of fiscal 2002 and increased revenue of 34.7% from our Breas subsidiary. Approximately one-half of this 34.7% increase is attributed to foreign exchange rate gains.

     Service revenues in the Pharmaceutical Technology Services segment, representing 11.8% of net revenues, increased 91.7%, from $2.7 million for the three-month period ended December 31, 2001 to $5.3 million for the three-month period ended December 31, 2002, primarily due to the acquisition of Stelex, Inc, in the third quarter of fiscal 2002.

     Sales of anesthesia products, representing 38.0% of net revenue for the three-month period ended December 31, 2002, increased 0.4% from $16.9 million for the three-month period ended December 31, 2001 to $17.0 million for the three-month period ended December 31, 2002. This increase was due to volume growth in anesthesia circuits including our Limb-[T]'TM', a patented anesthesia circuit, which increased 84% to $1.1 million, offset by lower international sales.

     Sales of respiratory/critical care products, representing 25.0% of net revenue for the three-month period ended December 31, 2002, decreased 4.7%, from $11.7 million for the three-month period ended December 31, 2001 to $11.2 million for the three-month period ended December 31, 2002. This was due primarily to lower international sales.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 8.9%, consistent with the percentage increase in total revenue of 8.7%. Cost of goods sold decreased 3.1%, from $16.6 million for the three-month period ended December 31, 2001 to $16.1 million for the three-month period ended December 31, 2002. This decrease was due to productivity improvement plans in the anesthesia and respiratory/critical care segments and sales volume reduction in the respiratory / critical care segment. Cost of services performed increased 73.0%, from $3.1 million for the three-month period ended December 31, 2001 to $5.4 million for the three-month period ended December 31, 2002, reflecting the increased volume in sleep services revenue resulting from the merger in the second quarter of fiscal 2002 of our National Sleep Technologies subsidiary with the Johns Hopkins Health System subsidiary and the increased pharmaceutical technology outsourcing services achieved with the acquisition of Stelex, Inc., in the third quarter of fiscal 2002.

     Gross Profit. Our gross profit increased 8.6%, from $21.4 million for the three-month period ended December 31, 2001 to $23.2 million for the three-month period ended December 31, 2002. Our overall gross profit margin was 52% for both the three-month period ended December 31, 2001 and the three-month period ended December 31, 2002. Improved margins in our anesthesia segment have offset the lower gross margin realized from a change in mix attributable to an increase in the revenues of our sleep and pharmaceutical technology outsourcing segments, which operate at lower gross margins. For gross profit information related to our four segments, refer to Note 5 to our financial statements.

     Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.1%, from $10.1 million for the three-month period ended December 31, 2001 to $12.1 million for the three-month period ended December 31, 2002. The increase in such expenses was primarily due to additional employee levels resulting from the acquisition of Stelex, Inc, and the merger of the Johns Hopkins Health System subsidiary into our Sleep Services of America subsidiary.

     Research and Development Expenses. Research and development expenses declined by approximately $100,000, or 8.2%, from $1.6 million for the three-month period ended December 31, 2001 to $1.5 million for the three-month period ended December 31, 2002.

     Other (Income) Expense--Net. Other (income) expense included in operating income, changed $73,000, or by 109.0% from a net expense of $67,000 for the three-month period ended December 31, 2001 to a net income of $6,000 for the three-month period ended December 31, 2002.

     Other Items

     Net Interest Income. Net interest income increased 46.0%, from $174,000 during the three-months ended December 31, 2001 to $254,000 during the three-month period ended December 31, 2002. The change includes the reversal (due to expiration date of the coupons) of accrual interest expense related to certain bonds payable of $122,000, offset by reduction in interest income of $42,000 due to reduced interest rates.

     Provision for Income Taxes. The provision for income tax expense for the three-month periods ended December 31, 2002 and 2001 was $3.3 million, reflecting effective tax rates of 33.0% and 33.6% for these periods, respectively. The decrease in the effective tax rate primarily reflects the impact of increased profits at our Swedish subsidiary, Breas, which incur taxes at a lower rate than in the United States.

     Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, effective September 2002 the results for Vital Pharma have been reclassified for all periods presented. The loss from operations, net of tax benefits, of Vital Pharma for the three-month period ended December 31, 2002 of $357,000 represented an additional loss of $228,000 over the loss from operations of Vital Pharma of $129,000 experienced in the three-month period ended December 31, 2001.

Liquidity and Capital Resources

     Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At December 31, 2002, we had cash and cash equivalents of $40.0 million and we had long-term debt of $1.3 million, representing industrial revenue bonds payable in varying installments through 2009. We have a $20 million line of credit with JPMorgan Chase Bank. There were no amounts outstanding on the JPMorgan Chase Bank line of credit at December 31, 2002.

     Vital Signs continues to rely upon cash flows from its operations. During the three-month period ended December 31, 2002, cash and cash equivalents increased by $10.7 million. Operating activities provided $11.1 million net cash, of which $11.8 million was provided from continuing operations, offset by $749,000 used in our discontinued operation at Vital Pharma. Investing activities used approximately $500,000 for capital expenditures. Financing activities used $491,000 consisting of $287,000 used to pay down long term debt; $520,000 paid for dividends; offset by $316,000 of cash received from the exercise of stock options.

     Cash and cash equivalents were $40.0 million and together with long-term marketable securities aggregated $40.1 million as compared to $29.5 million at September 30, 2002. At December 31, 2002 our working capital was $93.3 million as compared to $86.6 million at September 30, 2002. At December 31, 2002 the current ratio was 6.7 to 1, as compared to 7.6 to 1 at September 30, 2002.

     Our capital investments vary from year to year, based in part on capital demands of newly acquired businesses. Capital expenditures for the three-month period ended December 31, 2002 were approximately $500,000, and included expenditures for equipment used as part of cost improvement projects at our New Jersey and Colorado facilities.

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

ITEM 3.

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

     Our risk involving price changes relate to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our single source of supply for face masks, it is our policy to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

ITEM 4.

CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $631,000 at December 31, 2002 and $638,000 at September 30, 2002. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o Sales to distributors are made at above our list price. When the distributor provides us with documentation verifying that the product has been shipped to an end-user that is entitled to a price lower than our list price, we owe the distributor a rebate equal to the difference between our invoice price and the lower price to which that end-user is entitled. We record these sales upon shipment of the product in accordance with our sales policy and in the same period record an estimated sales allowance for the expected sales rebate to the distributor. We record this sales rebate allowance as a reduction of gross revenue. We utilize a moving average based on prior history to make these estimates. Sales rebates were $10.1 million and $8.9 million, respectively, for the three-month periods ended December 31, 2002 and 2001.

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

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. Our inventory allowance for obsolescence was $461,000 at December 31, 2002 and $438,000 at September 30, 2002.

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

     (a) Reference is made to Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2002.

     (b) On December 6, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the discovery phase of the arbitration proceeding. The arbitration is anticipated to take place by the end of the second quarter of fiscal 2003.

     (c) On April 4, 1997 a complaint was filed against us for an incident which occurred on April 6, 1995. The plaintiff, representing the estate of the alleged victim, alleges that her mother died due to defects in a valve manufactured by us. Such defects are alleged to include inadequate labeling and instructions. The plaintiff seeks an unspecified amount of compensation for damages for wrongful death and for recovery under the Illinois Survival Act. In addition, the plaintiff has sought to amend the complaint to add an additional cause of action for punitive damages. On September 26, 2002, the court rejected the plaintiff's motion to add the claim for punitive damages. With this rejection of plaintiff's punitive damage demand, the matter is being defended within the limits of our primary insurance policy.

     (d) We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

ITEM 2 THROUGH 5

Not applicable

ITEM 6.

Reports on Form 8-K

a) A report on Form 8-K (Under Item 5) was filed on October 9, 2002 reporting the resignation of Stuart Essig from the Board of Directors.


Exhibits


99.1 Certification Pursuant to[p]. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to[p]. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                VITAL SIGNS, INC.



                                       By:      /s/ Frederick S. Schiff
                                       --------------------------------
                                                Frederick S. Schiff
                                                Executive Vice President and
                                                Chief Financial Officer


                                       Date:    February 14, 2003

                                 CERTIFICATIONS

     I, Terry D. Wall, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vital Signs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/Terry D. Wall
----------------
Terry D. Wall
Chief Executive Officer

     I, Frederick S. Schiff, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Vital Signs, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/Frederick S. Schiff
----------------------
Frederick S. Schiff
Chief Financial and Accounting Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The paragraph symbol shall be expressed as............................. [p]
 The Greek letter theta shall be expressed as............................ [T]