Form 10-Q
period 2003-03-31
VITAL SIGNS INC
filed 2003-05-15
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from _________ to _________

                         Commission file number: 0-18793

                                   ----------

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

                                 Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     At May 8, 2003 there were 12,994,462 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------

                                     PART I.
          Financial information..........................................      1

Item 1.   Financial Statements

          Independent Accountant's Report................................      2

          Consolidated Balance Sheet as of March 31, 2003 (Unaudited) and
          September 30, 2002.............................................      3

          Consolidated Statement of Operations for the Three Months ended
          March 31, 2003 and 2002 (Unaudited)............................      4

          Consolidated Statement of Operations for the Six Months ended
          March 31, 2003 and 2002 (Unaudited)............................      5

          Consolidated Statement of Cash Flows for the Six Months Ended
          March 31, 2003 and 2002 (Unaudited)............................      6

          Notes to Consolidated Financial Statements (Unaudited).........     7-10

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    10-18

Item 3.   Quantitative and Qualitative Disclosure About Market Risks.....     19

Item 4.   Controls and Procedures........................................    19-21

                                    PART II.

Item 1.   Legal Proceedings..............................................     22

Item 6.   Exhibits and Reports on Form 8-K...............................     23

          Signatures.....................................................     25

          Certifications.................................................    26-27

          Exhibit 99.1...................................................     28

          Exhibit 99.2...................................................     29

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

     The results of operations for the interim period presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of March 31, 2003 and the related consolidated statements of operations for the three month periods and six month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the six month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 8, 2003

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,    SEPTEMBER 30,
                                                                                  2003           2002
                                                                               -----------   -------------
                                                                                (IN THOUSANDS OF DOLLARS)
                                                                               (Unaudited)
                                                                               -----------
                                     ASSETS

Current Assets:
   Cash and cash equivalents ...............................................    $ 44,771        $ 29,303
   Accounts receivable, less allowance for doubtful accounts of
      $572 and $638 respectively ...........................................      31,271          35,392
   Inventory ...............................................................      21,991          21,024
   Prepaid expenses and other current assets ...............................       5,239           6,085
   Assets of discontinued business .........................................       5,046           7,846
                                                                                --------        --------
      Total Current Assets .................................................     108,318          99,650

   Property, plant and equipment - net .....................................      31,327          30,867
   Marketable securities ...................................................          77             186
   Goodwill ................................................................      69,604          69,516
   Deferred income taxes ...................................................       1,575           1,851
   Other assets ............................................................       3,701           3,007
                                                                                --------        --------
      Total Assets .........................................................    $214,602        $205,077
                                                                                ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ........................................................    $  5,817        $  3,940
   Current portion of long-term debt .......................................         403             395
   Accrued expenses ........................................................       7,398           6,980
   Other current liabilities ...............................................       1,871           1,015
   Liabilities of discontinued business ....................................         639             720
                                                                                --------        --------
      Total Current Liabilities ............................................      16,128          13,050

Long term debt .............................................................       1,320           1,560
                                                                                --------        --------
      Total Liabilities ....................................................      17,448          14,610

Minority interest in subsidiary ............................................       2,781           2,652

Commitments and contingencies
Stockholders' Equity
   Common stock - no par value; authorized 40,000,000 shares, issued and
      outstanding 12,991,564 and 12,938,002 shares, respectively ...........      32,654          30,812
   Accumulated other comprehensive loss ....................................        (287)         (1,189)
   Retained earnings .......................................................     162,006         158,192
                                                                                --------        --------
   Stockholders' equity ....................................................     194,373         187,815
                                                                                --------        --------
      Total Liabilities and Stockholders' Equity ...........................    $214,602        $205,077
                                                                                ========        ========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                FOR THE THREE-MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ---------------------------------------
                                                                                      2003       2002
                                                                          ---------------------------------------
                                                                          (In Thousands Except Per Share Amounts)
                                                                          ---------------------------------------
Net Revenues:
   Net sales ..........................................................              $33,038   $36,749
   Service revenue ....................................................                9,026     5,522
                                                                                     -------   -------
                                                                                      42,064    42,271
                                                                                     -------   -------
Cost of goods sold and services performed:
   Cost of goods sold .................................................               17,676    18,604
   Cost of services performed .........................................                4,674     3,367
                                                                                     -------   -------
                                                                                      22,350    21,971
                                                                                     -------   -------

Gross profit ..........................................................               19,714    20,300
                                                                                     -------   -------
Operating expenses:
   Selling, general and administrative ................................               12,544    11,024
   Research and development ...........................................                1,418     1,547
   Write off of China receivable ......................................                  553        --
   Reversal of litigation accrual .....................................                   --    (5,006)
   Other expense-net ..................................................                  754        75
                                                                                     -------   -------
      Total operating expenses ........................................               15,269     7,640
                                                                                     -------   -------

Operating Income ......................................................                4,445    12,660
                                                                                     -------   -------

Interest (income) expense
   Interest income ....................................................                 (155)     (152)
   Interest expense ...................................................                  685        --
                                                                                     -------   -------
Total interest (income) expense .......................................                  530      (152)
                                                                                     -------   -------

Income from continuing operations before provision for income taxes and
   minority interest in income of consolidated subsidiary .............                3,915    12,812
Provision for income taxes ............................................                2,508     4,364
                                                                                     -------   -------
Income from continuing operations before minority interest in income of
   consolidated subsidiary ............................................                1,407     8,448
Minority interest in income of consolidated subsidiary ................                   74       154
                                                                                     -------   -------
Income from continuing operations .....................................                1,333     8,294

Discontinued Operations (Note 2):
Loss from operations of Vital Pharma, net of income tax benefit of
   ($1,325) and ($183) ................................................               (2,555)     (353)
                                                                                     -------   -------
Net (loss)  income ....................................................              $(1,222)  $ 7,941
                                                                                     =======   =======

Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations ........................              $  0.10   $  0.64
   Loss per share from discontinued operations ........................              $ (0.19)  $ (0.02)
   Net (loss) earnings ................................................              $ (0.09)  $  0.62
Diluted
   Income per share from continuing operations ........................              $  0.10   $  0.64
   Loss per share from discontinued operations ........................              $ (0.19)  $ (0.03)
   Net (loss) earnings ................................................              $ (0.09)  $  0.61

Basic weighted average number of shares outstanding ...................               12,945    12,890
                                                                                     =======   =======
Diluted weighted average number of shares outstanding .................               13,024    13,013
                                                                                     =======   =======
Dividends paid per share ..............................................              $   .05   $   .04
                                                                                     =======   =======

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                FOR THE SIX-MONTHS ENDED
                                                                                        MARCH 31,
                                                                          ---------------------------------------
                                                                                       2003      2002
                                                                          ---------------------------------------
                                                                          (In Thousands Except Per Share Amounts)
                                                                          ---------------------------------------
Net Revenues:
   Net sales...........................................................              $68,093   $72,492
   Service revenue.....................................................               18,728    10,935
                                                                                     -------   -------
                                                                                      86,821    83,427
                                                                                     -------   -------
Cost of goods sold and services performed:
   Cost of goods sold..................................................               33,801    35,246
   Cost of services performed..........................................               10,091     6,499
                                                                                     -------   -------
                                                                                      43,892    41,745
                                                                                     -------   -------

Gross profit...........................................................               42,929    41,682
                                                                                     -------   -------

Operating expenses:
   Selling, general and administrative.................................               24,635    21,174
   Research and development............................................                2,921     3,185
   Write off of China receivable.......................................                  553        --
   Reversal of litigation accrual......................................                   --    (5,006)
   Other expense-net...................................................                  586       142
                                                                                     -------   -------
      Total operating expenses.........................................               28,695    19,495
                                                                                     -------   -------

Operating Income.......................................................               14,234    22,187
                                                                                     -------   -------
Interest (income) expense
   Interest income.....................................................                 (289)     (385)
   Interest expense....................................................                  727        59
                                                                                     -------   -------
Total interest (income) expense........................................                  438      (326)
                                                                                     -------   -------

Income from continuing operations before provision for income taxes and
   minority interest in income of consolidated subsidiary..............               13,796    22,513
Provision for income taxes.............................................                5,772     7,620
                                                                                     -------   -------
Income from continuing operations before minority interest in income of
   consolidated subsidiary.............................................                8,024    14,893
Minority interest in income of consolidated subsidiary.................                  129       154
                                                                                     -------   -------
Income from continuing operations......................................                7,895    14,739

Discontinued Operations (Note 2):
Loss from operations of Vital Pharma, net of income tax benefit of
   ($1,500) and ($253).................................................               (2,912)     (482)
                                                                                     -------   -------
Net income.............................................................              $ 4,983   $14,257
                                                                                     =======   =======

Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations.........................              $  0.61   $  1.15
   Loss per share from discontinued operations.........................              $ (0.22)  $ (0.04)
   Net earnings........................................................              $  0.39   $  1.11
Diluted
   Income per share from continuing operations.........................              $  0.61   $  1.13
   Loss per share from discontinued operations.........................              $ (0.23)  $ (0.04)
   Net earnings........................................................              $  0.38   $  1.09

Basic weighted average number of shares outstanding....................               12,901    12,890
                                                                                     =======   =======
Diluted weighted average number of shares outstanding..................               12,988    13,036
                                                                                     =======   =======
Dividends paid per share                                                             $   .10   $   .08
                                                                                     =======   =======

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           FOR THE SIX MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -------------------------
                                                                               2003      2002
                                                                          -------------------------
                                                                          (IN THOUSANDS OF DOLLARS)
                                                                          -------------------------
Cash Flows from Operating Activities:
   Net income..........................................................      $ 4,983   $ 14,257
   Add loss from discontinued operations...............................        2,912        482
                                                                             -------   --------
   Income from continuing operations...................................        7,895     14,739

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
      Depreciation and amortization....................................        2,219      2,195
      Deferred income taxes............................................          276      1,914
      Minority interest in income of consolidated subsidiary...........          129        154
      Non cash loss on write off of China receivable...................          553         --
      Non cash gain on litigation accrual reversal.....................           --     (5,006)

Changes in operating assets and liabilities:
      Decrease in accounts receivable..................................        4,551        269
      (Increase) decrease in inventory.................................         (317)     1,405
      Decrease in prepaid expenses and other current assets ...........        1,209      2,598
      (Increase) decrease in other assets..............................         (185)       323
      Increase in accounts payable and accrued expenses................        1,121      1,145
      Increase (decrease) in other liabilities.........................          839       (495)
                                                                             -------   --------
Net cash provided by continuing operations.............................       18,290     19,241
                                                                             -------   --------
Net cash used in discontinued operations...............................         (193)      (839)
                                                                             -------   --------
Net cash provided by operating activities..............................       18,097     18,402

Cash flows from investing activities:
      Acquisition of property, plant and equipment.....................       (1,717)    (1,866)
      Capitalized software costs.......................................         (268)        --
      Capitalized patent costs.........................................         (204)        (8)
      Acquisition of subsidiaries, net of cash acquired................           --    (12,615)
      Proceeds from sales of available for sale securities.............          109         10
                                                                             -------   --------
Net cash used in investing activities..................................       (2,080)   (14,479)

Cash flows from financing activities:
      Dividends paid...................................................       (1,169)    (1,036)
      Proceeds from exercise of stock options..........................          331        572
      Purchase of treasury stock.......................................           --       (267)
      Issuance of treasury stock.......................................           --        196
      Principal payments on long-term debt and notes payable...........         (232)    (1,198)
                                                                             -------   --------
 Net cash used in financing activities.................................       (1,070)    (1,733)

Effect of foreign currency translation.................................          521       (217)
                                                                             -------   --------
Net increase in cash and cash equivalents..............................       15,468      1,973
Cash and cash equivalents at beginning of period.......................       29,303     31,029
                                                                             -------   --------
Cash and cash equivalents at end of period.............................      $44,771   $ 33,002
                                                                             =======   ========

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
      Interest.........................................................      $    82   $     84
      Income taxes.....................................................      $ 2,595   $    198

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three and six month periods ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the six month periods ended March 31, 2003 and 2002, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2003 and the results of operations for the three month and six month periods ended March 31, 2003 and 2002, and the cash flows for the six month periods ended March 31, 2003 and 2002, have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. At March 31, 2003, the Company's inventory was comprised of raw materials, $12,189,000, and finished goods, $9,802,000. At September 30, 2002 the
     Company's inventory was comprised of raw materials of $12,095,000 and finished goods of $8,929,000.

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

                                    RESPIRATORY/             PHARMACEUTICAL
                                     CRITICAL                  TECHNOLOGY
                       ANESTHESIA      CARE         SLEEP       SERVICES      OTHER(1)   CONSOLIDATED
                       ----------   ------------   -------   --------------   --------   ------------
                                                 (IN THOUSANDS OF DOLLARS)
                       ------------------------------------------------------------------------------
FOR THE SIX MONTHS
ENDED MARCH 31,
2003
Net revenues             $34,613       $22,222     $23,420       $ 9,866      $(3,300)     $ 86,821
Gross profit              18,845        12,311      10,418         4,655       (3,300)       42,929
Operating income           8,388         5,385       2,028         1,733       (3,300)       14,234
Total assets              97,311        62,475      34,702        20,114           --       214,602
Capital expenditures         996           640          59            22           --         1,717

2002
Net revenues             $33,910       $24,842     $18,410       $ 4,626      $ 1,639      $ 83,427
Gross profit              17,427        13,589       7,939         1,288        1,439        41,682
Operating income (2)       8,017        11,934         414           383        1,439        22,187
Total assets              95,280        66,583      29,476        18,878           --       210,217
Capital expenditures       1,098           768          --            --           --         1,866

                                    RESPIRATORY/             PHARMACEUTICAL
                                     CRITICAL                  TECHNOLOGY
                       ANESTHESIA      CARE         SLEEP       SERVICES      OTHER(1)  CONSOLIDATED
                       ----------   ------------   -------   --------------   -------   ------------
                                                 (IN THOUSANDS OF DOLLARS)
                       -----------------------------------------------------------------------------
FOR THE THREE MONTHS
ENDED MARCH 31,
2003
----
Net revenues             $17,599       $11,029     $12,136       $4,600       $(3,300)     $42,064
Gross profit               9,503         5,863       5,239        2,409        (3,300)      19,714
Operating income           3,457         2,166       1,279          843        (3,300)       4,445

2002
----
Net revenues             $17,028       $13,039     $10,325       $1,879       $    --      $42,271
Gross profit               9,211         6,374       4,298          417            --       20,300
Operating income (2)       4,037         8,097         577          (51)           --       12,660

(1) "Other" relates primarily to an adjustment for the allowance for rebates in the quarter and six month period ended March 31, 2003 in the anesthesia and respiratory/critical care business segments, and one-time licensing revenue recorded in the six month period ended March 31, 2002 in the anesthesia business segment.

(2) Operating income for both the three month and six month periods ended March 31, 2002 includes the $5,006,000 reversal of litigation accrual which relates to our respiratory/critical care segments.

6. Other comprehensive income for the three month and six month periods ended March 31, 2003 and 2002 consisted of:

                                           SIX MONTH PERIOD   THREE MONTH PERIOD
                                            ENDED MARCH 31,     ENDED MARCH 31,
                                           ----------------   ------------------
                                            2003      2002       2003     2002
                                           ------   -------    -------   ------
Net income (loss)                          $4,983   $14,257    $(1,222)  $7,941
Foreign currency translation                  900        (7)       (29)      --
Other                                           2        (4)        --       --
                                           ------   -------    -------   ------
Comprehensive income                       $5,885   $14,246    $(1,251)  $7,941
                                           ======   =======    =======   ======

7. During the second quarter of fiscal 2003, the Company reviewed and adjusted its estimate for rebates due to distributors. These rebates apply to our anesthesia and respiratory/critical care segments. As background, the Company's sales to distributors which represented 24.3% of the Company's net sales during the second quarter of fiscal 2003 are made at the Company's established price. Each distributor subsequently provides the Company with documentation that the Company's products have been shipped to particular end-users (i.e. particular hospitals). In general, the end-user is entitled, on a case by case basis, to a price lower than the Company's established price. Accordingly, the Company owes the distributor a rebate - the difference between the established price and the lower price to which the end user is entitled - upon the Company's receipt of the documentation from the distributor. At the time that the distributor remits payment to the Company for the products purchased, the distributor deducts an amount for the related rebates.

     The allowance for rebates is recorded at the time the Company records the revenue for the product shipped to the distributor. The rebate is recorded as a sales allowance, reducing gross revenue.

     The Company has, for several years, utilized an historical moving average to estimate the allowance for rebates. Based on the Company's recent review, the Company has concluded that the moving average estimate does not necessarily result in the appropriate liability due to the distributor. Accordingly, the Company has changed its method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user, as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance. As a result of its review of the rebate allowance, the Company has recorded an additional allowance for rebates of $3,300,000 ($2,178,000 after tax) in the second quarter of fiscal 2003 to assure that Vital Signs has established an appropriate reserve for rebate claims.

8. The Internal Revenue Service (IRS) has been performing, in their normal course, an examination of the Company's 1997, 1998 and 1999 Federal tax returns. As a result of views expressed by the IRS, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 ($429,000 after tax) for the related interest due. The Company expects the Internal Revenue Service to complete its examination in the third or fourth quarter of fiscal 2003. While the Company believes it has recorded the appropriate tax liability and tax provision, the Company may be subject to other audit adjustments arising from that review.

9. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1.6 million related principally to its Chinese business. While the Company continues to sell products in China and the business relationship continues, disputes remain over certain receivables and other charges. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its receivable under normal terms, and provided a reserve against the remaining receivable balance for $553,000 before taxes ($365,000 after taxes).

10. In the second quarter of fiscal 2003, income from continuing operations included $322,000 of pretax expenses ($212,000 after tax) relating to costs for a public offering that was discontinued due to market conditions.

11. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

     The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per common share for the six month and three month periods ended March 31, 2003 and 2002 (pro forma effect has been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands):

                                                       SIX MONTH PERIOD   THREE MONTH PERIOD
                                                        ENDED MARCH 31,     ENDED MARCH 31,
                                                       ----------------   ------------------
                                                        2003      2002      2003      2002
                                                       ------   -------    -------   ------
Net income (loss) - as reported.....................   $4,983   $14,257    $(1,222)  $7,941
Net income (loss) - pro forma.......................    4,676    14,046     (1,376)   7,838
Basic net income (loss) per common share - as reported    .39      1.11       (.09)     .62
Diluted net income (loss) per common share - as reported  .38      1.09       (.09)     .61
Basic net income (loss) per common share - pro forma      .36      1.09       (.11)     .61
Diluted net income (loss) per common share - pro forma    .36      1.08       (.11)     .60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the six month and three month periods ended March 31, 2003 and 2002, respectively: expected volatility of 50% and 50%, respectively, risk-free interest rate of 5.2% and 5.2%, respectively, dividend yield rate of .5% and .5%, respectively, and all options have expected lives of 5 years.

12. In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with this EITF conclusion upon its effective date for new arrangements into which it enters.

     The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

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

-----------------------------------------------------------------------------------------
                                                INCREASE/(DECREASE)   INCREASE/(DECREASE)
                                                 FROM PRIOR PERIOD     FROM PRIOR PERIOD
                                                  SIX MONTHS ENDED    THREE MONTHS ENDED
                                                   MARCH 31, 2003       MARCH 31, 2003
                                                   COMPARED WITH        COMPARED WITH
                                                 SIX MONTHS ENDED     THREE MONTHS ENDED
                                                   MARCH 31, 2002       MARCH 31, 2002
                                                -------------------   -------------------
Consolidated Statement of Operations Data:
Net revenues.................................           4.1%                  (0.5%)
Gross profit.................................           3.0%                  (2.9%)
Total operating expenses.....................          47.2%                  99.9%
Income from continuing operations............         (46.4%)                (83.9%)
Net income (loss)............................         (65.0%)               (115.4%)
-----------------------------------------------------------------------------------------

Comparison of Results for the Three-Month Periods Ended March 31, 2003 to the Three-Month Periods Ended March 31, 2002.

     Net Revenue. Total net revenue declined 0.5% (a decrease of 2.5% excluding the effect of foreign exchange), from $42.3 million for the three-month period ended March 31, 2002 to $42.1 million for the three-month period ended March 31, 2003 due primarily to a $3.3 million adjustment, as described in Note 7 of the Notes to Consolidated Financial Statements, to the Company's allowance for rebates. Net sales decreased 10.1%, from $36.7 million to $33.0 million primarily due to the rebate allowance adjustment. Service revenue increased 63.6%, from $5.5 million to $9.0 million. This increase was primarily due to the growth in our pharmaceutical technology services businesses by our acquisition of Stelex Inc. in the second quarter of fiscal 2002.

                           REVENUE BY BUSINESS SEGMENT

                                                 FOR THE QUARTER ENDED
                                                       MARCH 31,
                                                 ---------------------   PERCENT
                                                    2003      2002       CHANGE
                                                   -------   -------     -------
Anesthesia                                         $17,599   $17,028       3.4%
Respiratory/Critical Care                           11,029    13,039     (15.4%)
Sleep                                               12,136    10,325      17.5%
Pharmaceutical Technology Services                   4,600     1,879     144.8%
Rebate Allowance adjustment                         (3,300)       --       NA
                                                   -------   -------     -----
                                                   $42,064   $42,271       0.5%
                                                   =======   =======     =====

     Our sleep segment increased revenues 17.5%, from $10.3 million for the three month period ended March 31, 2002 to $12.1 million for the three-month period ended March 31, 2003. The growth in our sleep segment, which includes sleep therapy services and diagnostic products, was due primarily to increased revenue of 30.7% (16% excluding foreign exchange) from our Breas subsidiary, our sleep ventilation business. Also included in this segment is Sleep Services of America, our sleep therapy company, whose revenues were essentially at the same levels as the comparable period last year.

     Service revenues in the Pharmaceutical Technology Services segment, increased 144.8%, from $1.9 million for the three-month period ended March 31, 2002 to $4.6 million for the three-month period ended March 31, 2003, primarily due to the acquisition of Stelex Inc, in the third quarter of fiscal 2002.

     Sales of anesthesia products increased 3.4% from $17.0 million for the three-month period ended March 31, 2002 to $17.6 million for the three-month period ended March 31, 2003. This increase was due primarily to volume growth in anesthesia circuits including our Limb-(Theta)'TM', a patented anesthesia circuit, which increased 66.7% to $1.1 million

     Sales of respiratory/critical care products decreased 15.4%, from $13.0 million for the three-month period ended March 31, 2002 to $11.0 million for the three-month period ended March 31, 2003. This was due primarily to declining sales in both our domestic and overseas business.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 1.7%. Cost of goods sold decreased 4.8%, from $18.6 million for the three-month period ended March 31, 2002 to $17.7 million for the three-month period ended March 31, 2003. This decrease was primarily due to sales volume reduction in the respiratory / critical care segment, offset by productivity improvements in the anesthesia and respiratory/critical care segments and increased volume at our Breas subsidiary. Cost of services performed increased 42.8%, from $3.3 million for the three-month period ended March 31, 2002 to $4.7 million for the three-month period ended March 31, 2003, resulting primarily from increased pharmaceutical technology outsourcing services achieved with the acquisition of Stelex Inc. in the third quarter of fiscal 2002.

     Gross Profit. Our gross profit decreased 2.9%, from $20.3 million for the three-month period ended March 31, 2002 to $19.7 million for the three-month period ended March 31, 2003. Our overall gross profit margin was 46.9% for the three month period ended March 31, 2003. The adjustment for rebates of $3.3 million (a reduction from gross sales to net sales) reduced gross margin. In addition gross margin percentage reductions are a result of increases in sales in our Sleep and Pharmaceutical Technology Services segment, that operate at a lower gross margin as compared to our anesthesia and respiratory/critical care segments that have higher margins. For gross profit information related to our four segments, refer to Note 5 included herein of our Notes to Consolidated Financial Statements.

     Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.6%, from $11.0 million for the three-month period ended March 31, 2002 to $12.5 million for the three-month period ended March 31, 2003. The increase was primarily due to higher employment levels and expenses resulting from the acquisition of Stelex Inc. in the third quarter of fiscal 2002 and higher expense levels, in part due to foreign exchange, in our Breas subsidiary.

     Research and Development Expenses. Research and development expenses declined by approximately $130,000, or 8.3%, from $1.5 million for the three-month period ended March 31, 2002 to $1.4 million for the three-month period ended March 31, 2003.

     Impairment charge for China operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1.6 million related principally to its Chinese business. While the Company continues to sell products in China and the business relationship continues, disputes remain over certain receivables and other charges. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its receivable under normal terms, and provided a reserve against the remaining receivable balance for $553,000 before taxes ($365,000 after taxes).

     Reversal of litigation accrual. In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgement to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding. The Company reversed the $5,006,000 accrual associated with this litigation.

     Other Expense--Net. Other expense included in operating expense increased by $679,000, from $75,000 for the three month period ended March 31, 2002 to $754,000 for the three month period ended March 31, 2003. The increase results primarily from a charge of $322,000, for the costs for a public offering that was discontinued, see Note 10 to the Notes to the Consolidated Financial Statements, the shutdown expenses for redundant Breas sales offices of $179,000, additional contributions of product to charitable organizations of $59,000, the loss on disposal of fixed assets of $29,000, consulting costs of $29,000 and other items of $22,000. Also included in the charge is a reclassification of dividend and tax free interest income ($39,000) recorded in other expense in the first quarter of the current year to interest income within this quarter.

     Other Items

     Interest income. Interest income of $155,000 for the three month period ended March 31, 2003 remained consistent with the $152,000 of interest income for the three month period ended March 31, 2002 as declining interest rates offset the positive effect of increased cash.

     Interest Expense. Interest expense increased to $685,000 during the three-month period ended March 31, 2003, resulting primarily from $650,000 of interest expense related to the IRS examination for the Company's 1997, 1998 and 1999 Federal Income Tax return (see Footnote 8).

     Provision for Income Taxes. The provision for income tax expense for the three-month periods ended March 31, 2003 and 2002 was $2.5 million and $4.4 million, reflecting effective tax rates of 64.1% and 34.0% for these periods, respectively. The Internal Revenue Service (IRS) has been performing, in their normal course, an examination of the Company's 1997, 1998 and 1999 Federal tax returns. As a result of views expressed by the IRS, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 ($429,000 after tax) for the related interest due. The Company expects the Internal Revenue Service to complete its examination in the third or fourth quarter of fiscal 2003. While the Company believes it has recorded the appropriate tax liability and tax provision, the Company may be subject to other audit adjustments arising from that review (see Footnote 8).

     Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, effective September 2002 the results for Vital Pharma have been reclassified for all periods presented. Based upon several non-binding bids received for its Vital Pharma business, the Company has lowered its investment in Vital Pharma and has expensed an additional $3,300,000 ($2,182,000 after tax) which is included in discontinued operations. Consequently, the loss from operations, net of tax benefits, of Vital Pharma for the three-month period ended March 31, 2003 was $2,555,000, which represents an additional loss of $2,202,000 over the loss from operations of Vital Pharma of $353,000 experienced in the three-month period ended March 31, 2002.

Comparison of Results for the Six-Month Periods Ended March 31, 2003 to the Six-Month Periods Ended March 31, 2002

     Net Revenue. Total net revenue increased 4.1% (2.1% excluding the effect of foreign exchange), from $83.4 million for the six-month period ended March 31, 2002 to $86.8 million for the six-month period ended March 31, 2003. Net sales decreased 6.1%, from $72.5 million to $68.1 million primarily due to the $3.3 million rebate allowance adjustment, as well as a reduction in license and other revenue, offset in part by growth in anesthesia circuits. Service revenue increased 71.3 %, from $10.9 million to $18.7 million. This increase was primarily due to the acquisition of Stelex Inc., in the third quarter of fiscal 2002 in our Pharmaceutical Technology Services business segment and the merger of our National Sleep Technologies subsidiary with a subsidiary of Johns Hopkins Health System in our Sleep business segment.

                           REVENUE BY BUSINESS SEGMENT

                                             FOR THE SIX-MONTHS ENDED
                                                    MARCH 31,
                                             -------------------------   PERCENT
                                                   2003      2002        CHANGE
                                                 -------   -------       -------
Anesthesia                                       $34,613   $33,910          2.1%
Respiratory/Critical Care                         22,222    24,842        (10.5%)
Sleep                                             23,420    18,410         27.2%
Pharmaceutical Technology Services                 9,866     4,626        113.3%
Rebate allowance adjustment                       (3,300)       --         N/A
Other*                                                --     1,639         N/A
                                                 -------   -------        -----
                                                 $86,821   $83,427          4.1%
                                                 =======   =======        =====

     *"Other" relates primarily to one-time licensing revenue recorded in the six month period ended March 31, 2002 in the anesthesia business segment. The rebate allowance of $3.3 million relates to our anesthesia and respiratory/critical care segments. Refer to Footnote 7 of the Notes to Consolidated Financial Statements for a description on the rebate allowance.

     Our sleep segment increased revenues 27.2%, from $18.4 million for the six-month period ended March 31, 2002 to $23.4 million for the six-month period ended March 31, 2003. The growth in our sleep segment, which includes sleep therapy services and diagnostic products, was due primarily to the above-mentioned merger in the second quarter of fiscal 2002 and increased revenue of 36.4% from our Breas subsidiary. Approximately one-half of this 36.4% increase is attributed to foreign exchange rate gains.

     Service revenues in the Pharmaceutical Technology Services segment, increased 113.3%, from $4.6 million for the six-month period ended March 31, 2002 to $9.9 million for the six-month period ended March 31, 2003, primarily due to the acquisition of Stelex Inc. in the third quarter of fiscal 2002.

     Sales of anesthesia products increased 2.1% from $33.9 million for the six-month period ended March 31, 2002 to $34.6 million for the six-month period ended March 31, 2003. This increase was due to volume growth in anesthesia circuits including our Limb-(Theta)'TM', a patented anesthesia circuit, which increased 97% to $2.1 million, offset by lower international sales.

     Sales of respiratory/critical care products decreased 10.5%, from $24.8 million for the six-month period ended March 31, 2002 to $22.2 million for the six-month period ended March 31, 2003. This was due primarily to both lower domestic and lower international sales.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 5.1%. Cost of goods sold decreased 4.1%, from $35.2 million for the six-month period ended March 31, 2002 to $33.8 million for the six-month period ended March 31, 2003. This decrease was due to productivity improvement in the anesthesia and respiratory/critical care segments and sales volume reduction in the respiratory/critical care segment, offset by volume increases at our Breas subsidiary. Cost of services performed increased 55.3%, from $6.5 million for the six-month period ended March 31, 2002 to $10.1 million for the six-month period ended March 31, 2003, reflecting the increased pharmaceutical technology outsourcing services that has been achieved with the acquisition of Stelex Inc., in the third quarter of fiscal 2002 and the increased volume in sleep services revenue resulting from the merger in the second quarter of fiscal 2002 of our National Sleep Technologies subsidiary with the Johns Hopkins Health System subsidiary.

     Gross Profit. Our gross profit increased 3.0%, from $41.7 million for the six-month period ended March 31, 2002 to $42.9 million for the six-month period ended March 31, 2003. Our overall gross profit margin was 49.4% for the six-month period ended March 31, 2003 and 50.0% for the six-month period ended March 31, 2002. Gross profit results reflect the $3.3 million rebate allowance adjustment against sales that was offset by improved margins in our anesthesia segment and Breas subsidiary resulting from productivity improvement. For gross profit information related to our four segments, refer to Note 5 to our financial statements.

     Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.3%, from $21.2 million for the six-month period ended March 31, 2002 to $24.6 million for the six-month period ended March 31, 2003. The increase in such expenses was primarily due to additional employment levels resulting from the acquisition of Stelex Inc, and the merger of the Johns Hopkins Health System subsidiary into our Sleep Services of America subsidiary into our sleep segment, as well as increases in insurance costs.

     Research and Development Expenses. Research and development expenses decreased by approximately $260,000, or 8.3%, from $3.2 million for the six-month period ended March 31, 2002 to $2.9 million for the six-month period ended March 31, 2003.

     Impairment charge for China operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1.6 million related principally to its Chinese business. While the Company continues to sell products in China and the business relationship continues, disputes remain over certain receivables and other charges. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its receivable under normal terms, and provided a reserve against the remaining receivable balance for $553,000 before taxes ($365,000 after taxes).

     Reversal of litigation accrual. In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest Arterial Blood Gas ("ABG") syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgement to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding. The Company reversed the $5,006,000 accrual associated with this litigation during the second quarter of fiscal 2002.

     Other Expense--Net. Other expense included in operating expense increased by $444,000, from $142,000 for the six months ended March 31, 2002 to $586,000 for the six months ended March 31, 2003. This increase results primarily from a charge of $322,000, for the costs for a public offering that was discontinued, see Note 10 to the Notes to the Consolidated Financial Statements, the shutdown expenses for redundant Breas sales offices of $179,000, additional contributions of product to charitable organizations of $76,000, the loss on disposal of fixed assets of $29,000, consulting costs of $31,000, offset by the reversal (due to the expiration date of the coupons) of accrued interest expense of $109,000 related to bonds payable and a reduction in legal expense, $36,000, severance, $27,000 and other of $21,000.

     Other Items

     Interest Income. Interest income declined from $385,000 for the six-months ended March 31, 2002 to $289,000 during the six-month period ended March 31, 2003. The change reflects the reduction in interest rates between the two periods.

     Interest Expense. Interest expense increased $668,000 from $59,000 for the six month period ended March 31, 2002 to $727,000 for the six month period ended March 31, 2003 due to the interest expense related to the IRS examination of the Company's 1997, 1998 and 1999 income tax returns.

     Provision for Income Taxes. The provision for income tax expense for the six-month periods ended March 31, 2003 and 2002 was $5.8 million and $7.6 million, reflecting effective tax rates of 41.8% and 33.8% for these periods, respectively. The Internal Revenue Service (IRS) has been performing, in their normal course, an examination of the Company's 1997, 1998 and 1999 Federal tax returns. As a result of views expressed by the IRS, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 ($429,000 after tax) for the related interest due. The Company expects the Internal Revenue Service to complete its examination in the third or fourth quarter of fiscal 2003. While the Company believes it has recorded the appropriate tax liability and tax provision, the Company may be subject to other audit adjustments arising from that review (see Footnote 8).

     Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, effective September 2002 the results for Vital Pharma have been reclassified for all periods presented. Based upon several non-binding bids received for its Vital Pharma business, the Company has lowered its investment in Vital Pharma and has expensed an additional $3,300,000 ($2,182,000 after tax) which is included in discontinued operations. Consequently, the loss from operations, net of tax benefits, of Vital Pharma for the six-month period ended March 31, 2003 was $2,555,000, which represents an additional loss of $2,202,000 over the loss from operations of Vital Pharma of $353,000 experienced in the six-month period ended March 31, 2002.

Liquidity and Capital Resources

     Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At March 31, 2003, we had cash and cash equivalents of $44.8 million and we had long-term debt of $1.3 million, representing industrial revenue bonds payable in varying installments through 2009. We have a $20 million line of credit with JPMorgan Chase Bank. There were no amounts outstanding on the JPMorgan Chase Bank line of credit at March 31, 2003.

     Vital Signs continues to generate cash flows from its operations. During the six-month period ended March 31, 2003, cash and cash equivalents increased by $15.5 million. Operating activities provided $18.1 million net cash, of which $18.3 million was provided from continuing operations, offset by $193,000 used in our discontinued operation at Vital Pharma. Investing activities used approximately $2.1 million for capital expenditures. Financing activities used $1.1 million consisting of $242,000 used to pay down long term debt; and $1,169,000 paid for dividends, offset by $331,000 of cash received from the exercise of stock options.

     Cash and cash equivalents were $44.8 million at March 31, 2003 as compared to $29.3 million at September 30, 2002. At March 31, 2003 our working capital was $92.2 million as compared to $86.6 million at September 30, 2002. At March 31, 2003 the current ratio was 6.7 to 1, as compared to 7.6 to 1 at September 30, 2002.

     Our capital investments vary from year to year, based in part on capital demands of newly acquired businesses. Capital expenditures for the six-month period ended March 31, 2002 were approximately $1.7 million, and included expenditures for equipment used as part of cost improvement projects at our New Jersey and Colorado facilities, and the capitalized costs of software development, ($268,000) and patents, ($204,000).

     Our current policy is to retain working capital and earnings for use in our business, subject to the payment of certain cash dividends. Such funds may be used for business acquisitions, product acquisitions, and product development, among other things. We regularly evaluate and negotiate with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements and strategic alliances.

     Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

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

     The impact of interest rate changes is not material to our financial condition. We do not enter into interest rate transactions for speculative purposes.

     Our international net revenue represent approximately 24% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 80% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instruments (i.e. foreign exchange forward or option contracts) as of March 31, 2003.

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

Critical Accounting Principles and Estimates

     We have identified the following critical accounting principles that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to our consolidated financial statements and at relevant places in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

     We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and will perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. For the three months ended March 31, 2003 we completed this impairment test and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $572,000 at March 31, 2003 and $638,000 at September 30, 2002. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o Our sales to distributors are made at our established price. Each distributor subsequently provides us with documentation that our products have been shipped to particular end-users (i.e.. particular hospitals). In general, the end-user is entitled, on a case by case basis, to a price lower than our established price. Accordingly, we owe the distributor a rebate - the difference between the established price and the lower price to which the end-user is entitled - upon our receipt of the documentation from the distributor. At the time that the distributor remits payment to us for the products purchased, the distributor deducts an amount for the related rebates.

          The allowance for rebates is recorded at the time we record the revenue for the product shipped to the distributor. The rebate is recorded as a sales allowance reducing gross revenue.

          We have, for several years, utilized an historical moving average to estimate the allowance for rebates. Based upon our recent review, we have concluded that the moving average estimate does not necessarily result in the appropriate liability due to the distributor. Accordingly, we have changed our method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user, as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance.

     o We are subject to various claims and legal actions in the ordinary course of our business. These matters frequently arise in disputes regarding the rights to intellectual property, where it is difficult to assess the likelihood of success and even more difficult to assess the probable ranges of recovery. Although we currently are not aware of any legal proceeding that is reasonably likely to have a material adverse effect on our financial position and results of operations, if we become aware of any such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. Our inventory allowance for obsolescence was $400,000 at March 31, 2003 and $438,000 at September 30, 2002.

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

(a) Reference is made to Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2002.

(b) On December 6, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the discovery phase of the arbitration proceeding. The arbitration is anticipated to begin in the fourth quarter of fiscal 2003.

(c) On April 4, 1997 a complaint was filed against us for an incident which occurred on April 6, 1995. The plaintiff, representing the estate of the alleged victim, alleges that her mother died due to defects in a valve manufactured by us. Such defects are alleged to include inadequate labeling and instructions. The plaintiff seeks an unspecified amount of compensation for damages for wrongful death and for recovery under the Illinois Survival Act. In addition, the plaintiff has sought to amend the complaint to add an additional cause of action for punitive damages. On September 26, 2002, the court rejected the plaintiff's motion to add the claim for punitive damages. On March 11, 2003 the parties settled this matter upon a payment from the Company's insurance carrier and the execution of a general release in favor of the Company. The settlement had no financial impact on the Company.

(d) On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer for the period January 11, 2002 to November 2002. Plaintiff alleges that he was first demoted and then terminated as a result of having informed senior management, the Company's Audit Committee and its independent accountants of his concerns of illegal activity including fraudulent accounting practices. Plaintiff asserts these allegations notwithstanding the fact that, in connection with the filing of the Company's report on Form 10-Q for the Company's third quarter of fiscal 2002 (the period ended June 30, 2002), he had executed a certification pursuant to the Sarbanes-Oxley Act certifying that the Quarterly Report on Form 10-Q for that period "fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934" and that "The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company..." Furthermore, as the Company's Chief Financial Officer, Plaintiff signed the Company's quarterly reports on form 10-Q for the first quarter and second quarter of fiscal 2002 (ended December 31, 2001 and March 31, 2002, respectively). Less than one month before Plaintiff's resignation he participated in a meeting with the Company's world-wide management team to review the accuracy of the Company's
     Annual Report on form 10-K for the 2002 fiscal year. At that meeting he voiced no objections to the 10-K, nor did he say that the report contained any untrue statements or omit to state any material fact. Of the items enumerated in the complaint, most had already been reviewed with the Company's independent accountants and the Company's Audit Committee prior to the Company's filing its quarterly report for the third quarter of fiscal 2002. The Company believes that the filing of the complaint is a retaliatory action by Plaintiff who voluntarily resigned without any severance payment after being confronted with evidence that he had committed actions that were in gross violation of permitted corporate conduct and which may also have constituted violations of law. Nevertheless, in accordance with the Sarbanes-Oxley Act, the issues raised in the complaint have been referred to the Audit Committee, which has commenced its own independent analysis of those matters. The

     Company strongly denies that it had engaged in improper conduct both as regards its accounting practices and with regard to its treatment of the Plaintiff.

(e) We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

ITEM 2 THROUGH 5

Not applicable.

ITEM 6.

Reports on Form 8-K

     There were no reports on Form 8-K filed within the quarter.

Exhibits
--------

99.1 Certification Pursuant to [p] U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to [p] U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           VITAL SIGNS, INC.


                                           By: /s/ Frederick S. Schiff
                                               ---------------------------------
                                               Frederick S. Schiff
                                               Executive Vice President and
                                               Chief Financial Officer

                                           Date: May 15, 2003

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

Date: May 15, 2003


/s/ Terry D. Wall
--------------------------
Terry D. Wall
Chief Executive Officer

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

Date: May 15, 2003


/s/ Frederick S. Schiff
--------------------------------------
Frederick S. Schiff
Chief Financial and Accounting Officer

                          STATEMENT OF DIFFERENCES

 The trademark symbol shall be expressed as............................. 'TM'
 The paragraph symbol shall be expressed as............................. [p]