Form 10-Q
period 2003-06-30
VITAL SIGNS INC
filed 2003-08-14
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

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

          At August 12, 2003 there were 12,907,498 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                                                                    PAGE
                                                                                                                   NUMBER

                                                     PART I.

          Financial information.................................................................................      1

Item 1.   Financial Statements

          Independent Accountant's Report.......................................................................      2

          Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and September 30, 2002....................      3

          Consolidated Statements of Income for the Three Months ended June 30, 2003 and 2002 (Unaudited).......      4

          Consolidated Statements of Income for the Nine Months ended June 30, 2003 and 2002 (Unaudited)........      5

          Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2003 and 2002 (Unaudited)....      6

          Notes to Consolidated Financial Statements (Unaudited)................................................    7 - 11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.................   11 - 21

Item 3.   Quantitative and Qualitative Disclosure About Market Risks............................................   21 - 22

Item 4.   Controls and Procedures...............................................................................     22

                                                    PART II.

Item 1.   Legal Proceedings.....................................................................................   23 - 24

Item 6.   Exhibits and Reports on Form 8-K......................................................................     24

          Signatures............................................................................................     26

          Exhibit 31.1..........................................................................................     27

          Exhibit 31.2..........................................................................................     28

          Exhibit 32.1..........................................................................................     29

          Exhibit 32.2..........................................................................................     30

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

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of June 30, 2003 and the related consolidated statements of income for the three months and nine months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 1, 2003

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,    SEPTEMBER 30,
                                                                                                2003          2002
                                                                                            -----------   -------------
                                                                                             (IN THOUSANDS OF DOLLARS)
                                          ASSETS
                                                                                            (Unaudited)
Current Assets:
   Cash and cash equivalents ............................................................     $ 51,209       $ 29,303
   Accounts receivable, less allowance for rebates and doubtful accounts of $6,787 and
      $4,661 respectively ...............................................................       30,443         35,392
   Inventory ............................................................................       22,171         21,024
   Prepaid expenses and other current assets ............................................        8,389          6,085
   Assets of discontinued business ......................................................        2,500          7,846
                                                                                              --------       --------
      Total Current Assets ..............................................................      114,712         99,650

   Property, plant and equipment - net ..................................................       31,466         30,867
   Marketable securities ................................................................          104            186
   Goodwill .............................................................................       69,684         69,516
   Deferred income taxes ................................................................        1,715          1,851
   Other assets .........................................................................        3,780          3,007
                                                                                              --------       --------
      Total Assets ......................................................................     $221,461       $205,077
                                                                                              ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .....................................................................     $  6,383       $  3,940
   Current portion of long-term debt ....................................................          401            395
   Accrued other expenses ...............................................................        6,626          6,980
   Accrued income taxes .................................................................        5,190             --
   Other current liabilities ............................................................        1,393          1,015
   Liabilities of discontinued business .................................................          578            720
                                                                                              --------       --------
      Total Current Liabilities .........................................................       20,571         13,050

Long term debt ..........................................................................        1,305          1,560
                                                                                              --------       --------
      Total Liabilities .................................................................       21,876         14,610

Minority interest in subsidiary .........................................................        2,888          2,652

Commitments and contingencies
Stockholders' Equity
   Common stock - no par value; authorized 40,000,000 shares, issued and outstanding
      12,908,600 and 12,938,002 shares, respectively ....................................       30,306         30,812
   Accumulated other comprehensive income (loss) ........................................        1,262         (1,189)
   Retained earnings ....................................................................      165,129        158,192
                                                                                              --------       --------
   Stockholders' equity .................................................................      196,697        187,815
                                                                                              --------       --------
      Total Liabilities and Stockholders' Equity ........................................     $221,461       $205,077
                                                                                              ========       ========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                   ----------------------------------------
                                                                                                2003      2002
                                                                                              -------   -------
                                                                                   (In Thousands, Except Per Share Amounts)
                                                                                   ----------------------------------------
Net Revenues:
   Net sales ...................................................................              $38,900   $36,009
   Service revenue .............................................................                9,271     8,952
                                                                                              -------   -------
                                                                                               48,171    44,961

Cost of goods sold and services performed:
   Cost of goods sold ..........................................................               19,511    16,145
   Cost of services performed ..................................................                4,877     5,339
                                                                                              -------   -------
                                                                                               24,388    21,484

Gross profit ...................................................................               23,783    23,477

Operating expenses:
   Selling, general and administrative .........................................               13,083    11,575
   Research and development ....................................................                1,462     1,631
   Impairment charge for China operations ......................................                   --     1,578
   Other expense - net .........................................................                   67       251
                                                                                              -------   -------
      Total operating expenses .................................................               14,612    15,035

Operating Income ...............................................................                9,171     8,442

Other (income) expense
   Interest (income) ...........................................................                 (211)     (137)
   Interest expense ............................................................                  147       125
                                                                                              -------   -------
Total other (income) expense ...................................................                  (64)      (12)

Income from continuing operations before provision for income taxes and minority
   interest in income of consolidated subsidiary ...............................                9,235     8,454
Provision for income taxes .....................................................                3,750     2,797
                                                                                              -------   -------
Income from continuing operations before minority interest in income of
   consolidated subsidiary .....................................................                5,485     5,657
Minority interest in income of consolidated subsidiary .........................                  107       191
                                                                                              -------   -------
Income from continuing operations ..............................................                5,378     5,466

Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($1,300)
   and ($6) ....................................................................               (1,590)      (16)
                                                                                              -------   -------
Net income .....................................................................              $ 3,788   $ 5,450
                                                                                              =======   =======

Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations .................................              $  0.42   $  0.42
   Loss per share from discontinued operations .................................              $ (0.12)  $  0.00
   Net earnings ................................................................              $  0.30   $  0.42
Diluted
   Income per share from continuing operations .................................              $  0.41   $  0.42
   Loss per share from discontinued operations .................................              $ (0.12)  $  0.00
   Net earnings ................................................................              $  0.29   $  0.42

Basic weighted average number of shares outstanding ............................               12,922    12,879
Diluted weighted average number of shares outstanding ..........................               12,990    13,049
Dividends paid per share .......................................................              $  0.05   $  0.04

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                   ----------------------------------------
                                                                                               2003        2002
                                                                                             --------   ---------
                                                                                   (In Thousands, Except Per Share Amounts)
                                                                                   ----------------------------------------
Net Revenues:
   Net sales ...................................................................             $106,992   $108,501
   Service revenue .............................................................               28,000     19,887
                                                                                             --------   --------
                                                                                              134,992    128,388

Cost of goods sold and services performed:
   Cost of goods sold ..........................................................               53,303     50,590
   Cost of services performed ..................................................               14,977     12,639
                                                                                             --------   --------
                                                                                               68,280     63,229

Gross profit ...................................................................               66,712     65,159

Operating expenses:
   Selling, general and administrative .........................................               37,718     32,745
   Research and development ....................................................                4,383      4,820
   Impairment charge for China operations ......................................                  553      1,578
   Reversal of litigation accrual ..............................................                   --     (5,006)
   Other expense - net .........................................................                  653        393
                                                                                             --------   --------
      Total operating expenses .................................................               43,307     34,530

Operating Income ...............................................................               23,405     30,629

Other (income) expense
   Interest (income) ...........................................................                 (500)      (522)
   Interest expense ............................................................                  874        184
                                                                                             --------   --------
Total other (income) expense ...................................................                  374       (338)

Income from continuing operations before provision for income taxes and minority
   interest in income of consolidated subsidiary ...............................               23,031     30,967
Provision for income taxes .....................................................                9,522     10,417
                                                                                             --------   --------
Income from continuing operations before minority interest in income of
   consolidated subsidiary .....................................................               13,509     20,550
Minority interest in income of consolidated subsidiary .........................                  236        345
                                                                                             --------   --------
Income from continuing operations ..............................................               13,273     20,205

Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($2,503)
   and ($261) ..................................................................               (4,502)      (498)
                                                                                             --------   --------
Net income .....................................................................             $  8,771   $ 19,707
                                                                                             ========   ========

Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations .................................             $   1.03   $   1.57
   Loss per share from discontinued operations .................................             $  (0.35)  $  (0.04)
   Net earnings ................................................................             $   0.68   $   1.53
Diluted
   Income per share from continuing operations .................................             $   1.02   $   1.55
   Loss per share from discontinued operations .................................             $  (0.35)  $  (0.04)
   Net earnings ................................................................             $   0.67   $   1.51

Basic weighted average number of shares outstanding ............................               12,910     12,893
Diluted weighted average number of shares outstanding ..........................               12,991     13,040
Dividends paid per share .......................................................             $   0.14   $   0.12

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                   -------------------------
                                                                                         2003      2002
                                                                                       -------   --------
                                                                                   (IN THOUSANDS OF DOLLARS)
                                                                                   -------------------------
Cash Flows from Operating Activities:
   Net income ..................................................................       $ 8,771   $ 19,707
   Add loss from discontinued operations .......................................         4,502        498
                                                                                       -------   --------
   Income from continuing operations ...........................................        13,273     20,205
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
      Depreciation and amortization ............................................         3,310      2,943
      Deferred income taxes ....................................................           136      2,106
      Minority interest in income of consolidated subsidiary ...................           236        345
      Non cash loss on write off of China receivable ...........................           553      1,578
      Non cash gain on litigation accrual reversal .............................            --     (5,006)

Changes in operating assets and liabilities:
      Decrease in accounts receivable ..........................................         2,434        832
      Increase in rebate allowance .............................................         3,300         --
      Decrease in inventory ....................................................            59        641
      Decrease in prepaid expenses and other current assets ....................           619      5,934
      (Increase) decrease in other assets ......................................          (308)       785
      Increase in accounts payable .............................................           586          3
      Decrease in accrued expenses .............................................          (678)      (572)
      Increase in accrued income taxes .........................................         5,190         --
      Increase (decrease) in other liabilities .................................           308     (1,449)
                                                                                       -------   --------
Net cash provided by continuing operations .....................................        29,018     28,345
                                                                                       -------   --------
Net cash used in discontinued operations .......................................        (1,801)    (1,012)
                                                                                       -------   --------
Net cash provided by operating activities ......................................        27,217     27,333

Cash flows from investing activities:
      Acquisition of property, plant and equipment .............................        (2,269)    (3,103)
      Capitalized software costs ...............................................          (369)        --
      Capitalized patent costs .................................................          (353)      (132)
      Acquisition of subsidiaries, net of cash acquired ........................            --    (21,796)
      Proceeds from sales of available for sale securities .....................            82         76
                                                                                       -------   --------
Net cash used in investing activities ..........................................        (2,909)   (24,955)

Cash flows from financing activities:
      Dividends paid ...........................................................        (1,833)    (1,553)
      Proceeds from exercise of stock options ..................................           501        810
      Purchase of treasury stock, net of cost...................................        (2,312)    (2,265)
      Issuance of treasury stock ...............................................            --        191
      Principal payments on long-term debt and notes payable ...................          (249)    (5,622)
                                                                                       -------   --------
Net cash used in financing activities ..........................................        (3,893)    (8,439)

Effect of foreign currency translation .........................................         1,491       (231)
                                                                                       -------   --------
Net increase (decrease) in cash and cash equivalents ...........................        21,906     (6,292)
Cash and cash equivalents at beginning of period ...............................        29,303     31,029
                                                                                       -------   --------
Cash and cash equivalents at end of period .....................................       $51,209   $ 24,737
                                                                                       =======   ========

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
      Interest .................................................................       $   138   $    157
      Income taxes .............................................................       $ 3,698   $    455

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and nine months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2003 and the results of operations for the three months and nine months ended June 30, 2003 and 2002, and the cash flows for the nine months ended June 30, 2003 and 2002, have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2002 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. At June 30, 2003, the Company's inventory was comprised of raw materials of $12,745,000, and finished goods of $9,426,000. At September 30, 2002, the Company's inventory was comprised of raw materials of $12,095,000 and finished goods of $8,929,000.

4.   For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

5. The Company has aggregated its business units into four reportable segments, anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore the operating profit, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Management evaluates performance on the basis of the gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                         RESPIRATORY/             PHARMACEUTICAL
                                           CRITICAL                 TECHNOLOGY
                            ANESTHESIA       CARE        SLEEP       SERVICES      OTHER   CONSOLIDATED
                            ----------   ------------   -------   --------------   -----   ------------
                                                      (IN THOUSANDS OF DOLLARS)
                            ---------------------------------------------------------------------------
     FOR THE THREE MONTHS
     ENDED JUNE 30,

     2003
     Net revenues             $19,498       $12,373     $11,810       $4,490        $--       $48,171
     Gross profit              10,027         6,348       5,265        2,143         --        23,783
     Operating income           5,009         2,473       1,027          662         --         9,171

     2002
     Net revenues             $17,598       $11,776     $10,639       $4,948        $--       $44,961
     Gross profit              10,288         6,406       4,863        1,920         --        23,477
     Operating income           4,174         2,793         620          855         --         8,442

                                         RESPIRATORY/             PHARMACEUTICAL
                                           CRITICAL                 TECHNOLOGY
                            ANESTHESIA       CARE        SLEEP       SERVICES      OTHER *   CONSOLIDATED
                            ----------   ------------   -------   --------------   -------   ------------
                                                       (IN THOUSANDS OF DOLLARS)
                            -----------------------------------------------------------------------------
     FOR THE NINE MONTHS
     ENDED JUNE 30,
     2003
     Net revenues             $54,010       $34,975     $34,950       $14,357      $(3,300)    $134,992
     Gross profit              28,727        18,804      15,683         6,798       (3,300)      66,712
     Operating income          13,426         7,983       2,901         2,395       (3,300)      23,405
     Total assets              99,877        64,677      37,254        19,653           --      221,461
     Capital expenditures       1,514           981         121           375           --        2,991

     2002
     Net revenues             $51,708       $36,417     $29,050       $ 9,574      $ 1,639     $128,388
     Gross profit              27,752        19,957      12,802         3,209        1,439       65,159
     Operating income          12,263        14,656       1,032         1,239        1,439       30,629
     Total assets              88,872        60,668      33,200        18,897           --      201,637
     Capital expenditures       1,823         1,244         138            30           --        3,235

(*) "Other" relates to an adjustment for the allowance for rebates in the nine months ended June 30, 2003 in the anesthesia and respiratory/critical care business segments, and one-time licensing revenue recorded in the nine month period ended June 30, 2002 in the anesthesia business segment.

6. Other comprehensive income for the three months and nine months ended June 30, 2003 and 2002 consisted of:

                                                    THREE MONTHS       NINE MONTHS
     (IN THOUSANDS OF DOLLARS)                     ENDED JUNE 30,     ENDED JUNE 30,
     ----------------------------                 ---------------   -----------------
                                                   2003     2002      2003     2002
                                                  ------   ------   -------   -------
     Net income                                   $3,788   $5,450   $ 8,771   $19,707
     Foreign currency translation                  1,584    1,172     2,484     1,165
     Other                                           (35)      40       (33)       36
                                                  ------   ------   -------   -------
     Comprehensive income                         $5,337   $6,662   $11,222   $20,908
                                                  ======   ======   =======   =======

7. As part of the Company's continuing evaluation of its inventory, the Company wrote-off certain inventory amounting to $647,000 in the third quarter of fiscal 2003. A total of $397,000 related to the Respiratory/Critical Care segment of the Company's business and $250,000 related to the Company's Breas subsidiary, a part of the Company's sleep segment. Also, in the third quarter of fiscal 2003, the Company expensed to cost of goods sold, $243,000 for a twelve-month volume related expense adjustment from a supplier, which was also allocated to the anesthesia and respiratory/critical care segments.

8. On May 7, 2003 a complaint was filed against the Company and two of its officers. At the request of management, the Company's Audit Committee has hired outside independent accountants and legal counsel to review the matters alleged by the plaintiff, a former CFO of the Company. Accounting and legal expenses of $262,000 included in selling, general and administrative expenses, were incurred during the third quarter of fiscal 2003 in connection with the Audit Committee review and related proceedings. These expenses were allocated (on a net sales basis) to the anesthesia and respiratory/critical segments.

9. During the second quarter of fiscal 2003, the Company reviewed and adjusted its estimate for rebates due to distributors. These rebates apply to the Company's anesthesia and respiratory/critical care segments. As background, the Company's sales to distributors, which represented 24.8% of the Company's net sales during the third quarter of fiscal 2003, are made at the Company's established price. Each distributor subsequently provides the Company with documentation that the Company's products have been shipped to particular end-users (i.e. particular hospitals). In general, the end-user is entitled, on a case by case basis, to a price lower than the Company's established price. Accordingly, the Company owes the distributor a rebate - the difference between the established price and the lower price to which the end user is entitled - upon the Company's receipt of applicable documentation from the distributor. At the time that the distributor remits payment to the Company for the products purchased, the distributor deducts an amount for the related rebates.

     The allowance for rebates is recorded at the time the Company records the revenue for the product shipped to the distributor. The rebate is recorded as a sales allowance, reducing gross revenue. The allowance for rebates was $6,235,000 and $4,023,000 at June 30, 2003 and September 30, 2002,
     respectively. Rebates amounted to $33,437,000 and $27,616,000 for the nine months ended June 30, 2003 and June 30, 2002 and $10,911,000 and $9,964,000 for the three months ended June 30, 2003 and June 30, 2002.

     The Company has, for several years, utilized a historical moving average to estimate the allowance for rebates. Based on the Company's recent review, the Company has concluded that the moving average estimate does not necessarily result in the appropriate liability due to distributors. Accordingly, the Company has changed its method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user, as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance. As a result of its review of the rebate allowance, the Company recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003 to assure that it has established an appropriate reserve for rebate claims.

10. As a result of the continuing review of the Company's tax returns, certain state tax returns for prior periods are in the process of being re-filed, resulting in an incremental tax expense of $500,000, and interest expense of $70,000 during the third quarter of fiscal 2003.

     The Internal Revenue Service (IRS) has been performing, in their normal course, an examination of the Company's 1997, 1998 and 1999 Federal tax returns. As a result of views expressed by the IRS, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 for the related interest due. An additional $40,000 was charged to interest expense in the third quarter of fiscal 2003. The Company expects the Internal Revenue Service to complete its examination in the fourth quarter of fiscal 2003. While the Company believes it has recorded the appropriate tax liability and tax provision, the Company may be subject to other audit adjustments arising from that review.

11. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1,578,000 related principally to its Chinese business. While the Company continues to sell products in China and the business relationship continues on a limited basis, disputes remain over certain receivables and other charges. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its receivable under normal terms, and provided a reserve against the remaining receivable balance for $553,000 before taxes. This expense has been allocated to the respiratory/critical care segment.

12. In the second quarter of fiscal 2003, income from continuing operations included $322,000 of pretax expenses relating to costs for a public offering that was discontinued due to market conditions. This expense has been allocated (on a net sales basis) between the anesthesia and respiratory/critical care segment.

13. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

     The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three months and nine months ended June 30, 2003 and 2002 (pro forma effect has been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands):

                                                                THREE MONTH PERIOD   NINE MONTH PERIOD
                                                                  ENDED JUNE 30,       ENDED JUNE 30,
                                                                ------------------   -----------------
                                                                  2003     2002       2003      2002
                                                                 ------   ------     ------   -------
     Net income - as reported ...............................    $3,788   $5,450     $8,771   $19,707
     Net income- pro forma ..................................     3,688    5,309      8,471    19,285
     Basic net income per common share - as reported ........       .30      .42        .68      1.53
     Diluted net income  per common share - as reported .....       .29      .42        .67      1.51
     Basic net income per common share - Pro forma ..........       .29      .41        .66      1.50
     Diluted net income  per common share - Pro forma .......       .28      .41        .65      1.48

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months and nine months ended June 30, 2003 and 2002, respectively: expected volatility of 50% and 50%, respectively, risk-free interest rate of 5.2% and 5.2%, respectively, dividend yield rate of .5% and .5%, respectively, and all options have expected lives of 5 years.

14. In May, 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not believe that SFAS 150 will have a material effect on the Company's financial position or results of operation.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not believe that SFAS 149 will have a material effect on the Company's financial position or results of operation.

     In November 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company will evaluate multiple element arrangements in accordance with EITF 00-21.

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

                                                    INCREASE/(DECREASE)   INCREASE/(DECREASE)
                                                     FROM PRIOR PERIOD     FROM PRIOR PERIOD
                                                    THREE MONTH'S ENDED   NINE MONTH'S ENDED
                                                       JUNE 30, 2003         JUNE 30, 2003
                                                       COMPARED WITH         COMPARED WITH
                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       JUNE 30, 2002         JUNE 30, 2002
                                                    -------------------   -------------------
Consolidated Statement of Operations Data:
Net revenues.....................................            7.1%                  5.1%
Gross profit.....................................            1.3%                  2.4%
Total operating expenses.........................           (2.8)%                25.4%
Income from continuing operations................           (1.6%)               (34.3%)
Net income.......................................          (30.5%)               (55.5%)

Comparison of Results for the Three-Month Period Ended June 30, 2003 to the Three-Month Period Ended June 30, 2002.

          Net Revenue. Net revenues for the three months ended June 30, 2003 increased by 7.1% (an increase of 4.1% excluding the favorable effect of foreign exchange) to $48.2 million as compared to $45.0 million in the comparable period last year. Of our total revenues, $35.6 million (or 73.9%) were derived from domestic sales and $12.6 million (or 26.1%) were derived from international sales. Following are the net revenues by business segment for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

                           REVENUE BY BUSINESS SEGMENT

                                                 FOR THE QUARTER ENDED
                                                        JUNE 30
                                                 ---------------------   PERCENT
                                                     2003      2002      CHANGE
                                                   -------   -------     -------
Anesthesia                                         $19,498   $17,598      10.8%
Respiratory/Critical Care                           12,373    11,776       5.1%
Sleep                                               11,810    10,639      11.0%
Pharmaceutical Technology Services                   4,490     4,948      (9.3%)
                                                   -------   -------      ----
                                                   $48,171   $44,961       7.1%

          Sales of anesthesia products for the three months ended June 30, 2003, increased 10.8% from $17.6 million for the three months ended June 30, 2002 to $19.5 million for the three months ended June 30, 2003. This increase was due primarily to volume growth in anesthesia circuits, including our Limb'TM', a patented anesthesia circuit, which increased 74.6% to $1.4 million, and growth at our Thomas Medical Products subsidiary, which increased 40.5% to $4.4 million. Domestic sales of anesthesia products increased 7.9%, from $16.4 million to $17.7 million. International sales of anesthesia products increased 50.0%, from $1.2 million to $1.8 million.

          Sales of respiratory/critical care products increased 5.1%, from $11.8 million for the three months ended June 30, 2002 to $12.4 million for the three months ended June 30, 2003, primarily due to higher overseas revenue. Domestic sales of respiratory/critical care products decreased 3.4%, from $8.7 million to $8.4 million primarily due to volume declines. International sales of respiratory/critical care products increased 25.8%, from $3.1 million to $3.9 million which resulted from increased volume levels.

          Our sleep segment increased revenues 11.0% (a decrease of 1.2% excluding favorable foreign exchange), from $10.3 million for the three months ended June 30, 2002 to $11.8 million for the three months ended June 30, 2003. The growth in our sleep segment, which includes sleep diagnostic services and therapy products, was due primarily to increased revenue of 15.2% in our Breas subsidiary, our sleep ventilation business, resulting principally from favorable exchange rates. Excluding the effect of favorable exchange rates, Breas revenues declined 5.3%,. This decrease is due to the phase out of certain distributed product lines, as Breas focuses its strategy on self-manufactured equipment. Also included in this segment is Sleep Services of America, our sleep diagnostics and therapy company, whose revenues increased by 5.4%, primarily due to increased patient utilization.

          Service revenues in the Pharmaceutical Technology Services segment decreased 9.3%, from $4.9 million for the three months ended June 30, 2002 to $4.5 million for the three months ended June 30, 2003, as customers have deferred projects awaiting FDA guidance on 21 CFR Part 11.

          Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 13.5% from $21.5 million for the three months ended June 30, 2002 to $24.4 million for the three months ended June 30, 2003.

          Cost of goods sold increased 21.1%, from $16.1 million for the three months ended June 30, 2002 to $19.5 million for the three months ended June 30, 2003. The $3.0 million increase results primarily from the corresponding increase in sales volume in our anesthesia and respiratory/critical care segments, resulting in an increase in cost of goods sold of approximately $1.4 million, an increase in cost of goods sold of approximately $700,000 at our Breas subsidiary due to foreign exchange rate changes, the write-off of certain inventory amounting to $647,000 resulting from our continuing evaluation of inventory and $243,000 representing a twelve-month volume related expense adjustment from a supplier.

          Cost of services performed decreased 7.5%, from $5.3 million for the three months ended June 30, 2002 to $4.9 million for the three months ended June 30, 2003, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment, as customers have deferred projects awaiting FDA guidance on 21 CFR Part 11. This decrease was partially offset by increased volumes at Sleep Services of America, our sleep diagnostics company.

          Gross Profit. Our gross profit increased 1.3%, from $23.5 million for the three months ended June 30, 2002 to $23.8 million for the three months ended June 30, 2003. Our overall gross profit margin was 49.4% for the three months ended June 30, 2003, a decrease from the 52.2% achieved in the three months ended June 30, 2002. The decline in gross profit percentage reflects the lower gross margin realized from a change in mix attributable to the increase in revenues of our sleep segment which operates at a lower gross margin, as well as the above mentioned charges for the write down of inventory and the twelve month volume adjustment. For gross profit information related to our four segments, refer to Footnote 5 to our financial statements.

          Operating Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 12.9%, from $11.6 million for the three months ended June 30, 2002 to $13.1 million for the three months ended June 30, 2002. The $1.5 million increase was primarily due to an increase of $530,000 in legal and accounting expense (including $262,000 for accounting and legal expenses applicable to a complaint filed against the company by a former Chief Financial Officer of the Company and related matters (see Footnote 8)); increased business insurance costs of $220,000; an increase of approximately $400,000 at our Breas subsidiary due to foreign exchange rate changes; $186,000 for data processing charges for the past year; and increased other expense of approximately $200,000, primarily relating to compensation expense.

          Research and Development Expenses. Research and development expenses declined by approximately $169,000, or 10.4%, from $1.63 million for the three months ended June 30, 2001 to $1.46 million for the three months ended June 30, 2002.

          Impairment charge for China operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1,578,000 related principally to its Chinese distributor based on an evaluation of its business in China. At that time, the Company believed that it would be able to renegotiate its agreement with its Chinese distributor to preserve some of its business in that country. During the second quarter of fiscal 2003, the Company concluded that it would be unable to renegotiate its agreement with its Chinese distributor, and as a result the Company has expensed its remaining investment in China, primarily a receivable from its distributor, of $553,000. See Footnote 11.

          Other (Income) Expense--Net. Other expense included in operating income, decreased by $184,000 from $251,000 for the three months ended June 30, 2002 to $67,000 for the three months ended June 30, 2003, resulting primarily from reduced levels of donations of products to charitable organizations.

          Other Items

          Interest Income and Expense. Interest income increased 54.0%, from $137,000 for the three months ended June 30, 2002 to $211,000 during the three months ended June 30, 2003, resulting from the increase in the level of cash and cash equivalents being invested. Interest expense increased 17.6%, from $125,000 for the three months ended June 30, 2002 to $147,000 during the three months ended June 30, 2003, due to a $70,000 charge resulting from the refiling of certain state income tax returns and an additional $40,000 charge related to the IRS audit in the third quarter of fiscal 2003 (see Footnote 10), offset by decreased levels of debt.

          Provision for Income Taxes. The provision for income tax expense for the three months ended June 30, 2003 and 2002 was $3.8 million and $2.8 million, respectively, reflecting effective tax rates of 40.6% and 33.1% for these periods, respectively. Included in the provision for the three months ended June 30, 2003 is an additional incremental tax expense of $500,000 for certain state tax returns for prior periods which are in the process of being re-filed. The effective tax rate for the three month period before the $500,000 expense was 35.2% See Footnote 10.

          Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, effective September 2002 the results for Vital Pharma have been reclassified for all periods presented. Based upon an appraisal of Vital Pharma's assets and several non-binding bids received for its Vital Pharma business, the Company has lowered its investment in Vital Pharma to $2,500,000 and has expensed in the third quarter of fiscal 2003 an additional $2,033,000 ($1,220,000 after tax) which is included in discontinued operations. Consequently, the loss from operations, net of tax benefits, of Vital Pharma for the three months ended June 30, 2003 was $1,590,000, which represents an additional loss of $1,574,000 over the loss from operations of Vital Pharma of $16,000 experienced in the three months ended June 30, 2002.

Comparison of Results for the Nine-month Period Ended June 30, 2003 to the Nine-month Period Ended June 30, 2002

          Net Revenue. Total net revenue increased 5.1%, from $128.4 million for the nine months ended June 30, 2002 to $135.0 million for the nine months ended June 30, 2003. Of the 5.1% increase, approximately 2.6% is attributable to favorable foreign exchange rates. Increased sales volume was partially offset by a $3.3 million adjustment recorded in the second quarter to the rebate allowance (see Footnote 9). Of our total revenues, $100.7 million (or 74.6%) were derived from domestic sales and $34.3 million (or 25.4%) were derived from international sales. Domestic revenues increased 1.8%, from $98.9 million for the nine months ended June 30, 2002 to $100.7 million for the nine months ended June 30, 2003. International revenues increased 16.5%, from $29.5 million for the nine months ended June 30, 2002 to $34.3 million for the nine months ended June 30, 2003. Following are the net revenues by business segment for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

                           REVENUE BY BUSINESS SEGMENT

                                                   FOR THE NINE ENDED
                                                         JUNE 30
                                                   -------------------   PERCENT
                                                     2003       2002     CHANGE
                                                   --------   --------   -------
Anesthesia                                         $ 54,010   $ 51,708     4.5%
Respiratory/Critical Care                            34,975     36,417    (4.0%)
Sleep                                                34,950     29,050    20.3%
Pharmaceutical Technology Services                   14,357      9,574    50.0%
Rebate allowance adjustment*                         (3,300)        --     N/A
Other*                                                   --      1,639     N/A
                                                   --------   --------    ----
                                                   $134,992   $128,388     5.1%

          *"Other" relates primarily to one-time licensing revenue recorded in the nine month period ended June 30, 2002 in the anesthesia business segment. The rebate allowance of $3.3 million relates to our anesthesia and respiratory/critical care segments. Refer to Footnote 9 of the Notes to Consolidated Financial Statements for a description of the rebate allowance.

          Sales of anesthesia products increased 4.5% from $51.7 million for the nine months ended June 30, 2002 to $54.0 million for the nine months ended June 30, 2003. This increase was due to volume growth in anesthesia circuits including our Limb'TM', a patented anesthesia circuit, which increased 86% to $3.4 million and revenue increases in our Thomas Medical Products. Domestic sales of anesthesia products increased 3.1%, from $48.1 million to $49.6 million. International sales of anesthesia products increased 22.2%, from $3.6 million to $4.4 million.

          Sales of respiratory/critical care products decreased 4.0%, from $36.4 million for the nine months ended June 30, 2002 to $35.0 million for the nine months ended June 30, 2003. This was due primarily to lower domestic sales volumes which declined 5.2%, from $27.1 million to $25.7 million. International sales of respiratory/critical care products were $9.3 million for both the nine months ended June 30, 2003 and 2002.

          Our sleep segment increased revenues 20.3% (an increase of 8.2% excluding favorable foreign exchange), from $29.1 million for the nine months ended June 30, 2002 to $35.0 million for the nine months ended June 30, 2003. Sleep Services of America's revenues increased 15.3% from $11.8 million for the nine months ended June 30, 2002 to $13.6 million for the nine months ended June 30, 2003. This growth was due primarily to the merger of our National Sleep Technologies subsidiary with a subsidiary of Johns Hopkins Health System in the second quarter of fiscal 2002. Our Breas subsidiary increased revenues 24.7% (an increase of 4.2% excluding favorable foreign exchange) from $16.6 million for the nine months ended June 30, 2002 to $20.7 million for the nine months ended June 30, 2003.

          Service revenues in the Pharmaceutical Technology Services segment increased 50.0%, from $9.6 million for the nine months ended June 30, 2002 to $14.4 million for the nine months ended June 30, 2003, primarily due to the acquisition of Stelex Inc, in the second quarter of fiscal 2002.

          Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 8.1% from $63.2 million for the nine months ended June 30, 2002 to $68.3 million for the nine months ended June 30, 2003.

          Cost of goods sold increased 5.3%, from $50.6 million for the nine months ended June 30, 2002 to $53.3 million for the nine months ended June 30, 2003. The $2.7 million increase results primarily from an increase of approximately $1.8 million at our Breas subsidiary due to foreign exchange rate changes; the write-off of certain inventory amounting to $647,000 resulting from our continuing evaluation of inventory; and $243,000 representing a twelve-month volume related expense adjustment from a supplier.

          Cost of services performed increased 19.0%, from $12.6 million for the nine months ended June 30, 2002 to $15.0 million for the nine months ended June 30, 2003, reflecting the increased pharmaceutical technology outsourcing services achieved with the acquisition of Stelex Inc. in the second quarter of fiscal 2002 and the increased volume in sleep services revenue resulting from the merger in the second quarter of fiscal 2002 of our National Sleep Technologies subsidiary with the Johns Hopkins Health System subsidiary.

          Gross Profit. Our gross profit increased 2.4%, from $65.2 million for the nine months ended June 30, 2002 to $66.7 million for the nine months ended June 30, 2003. Our overall gross profit margin was 49.4% for the nine months ended June 30, 2003 and 50.8% for the nine months ended June 30, 2002. The decrease in gross margin percentage primarily reflects the increase in rebate expense (see Footnote 9) and, to a lesser extent, the lower gross margin realized from a change in mix attributable to the increase in revenues of our Sleep and Pharmaceutical Technology Services segments, which operate at a lower gross margin, and charges for the write down of inventory (see Footnote 7). For gross profit information related to our four segments, refer to Footnote 5 to our financial statements.

          Operating Expenses

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 15.0%, from $32.7 million for the nine months ended June 30, 2002 to $37.7 million for the nine months ended June 30, 2003. The $5.0 million increase primarily reflects $2.4 million associated with additional employee levels and other expense resulting from the acquisition of Stelex, Inc; an increase of approximately $1.0 million in selling, general and administrative expenses at our Breas subsidiary due to foreign exchange rate changes; increases of $520,000 in business insurance costs; $500,000 in accounting and legal expenses (including $262,000 for accounting and legal expenses applicable to a complaint filed against the Company by a former Chief Financial Officer of the Company and related matters (see Footnote 8); a $186,000 charge for data processing charges for the past year; and increased other expense of approximately $400,000, primarily relating to compensation expense.

          Research and Development Expenses. Research and development expenses decreased by approximately $435,000, or 9.1%, from $4.8 million for the nine months ended June 30, 2002 to $4.4 million for the nine months ended June 30, 2003.

          Impairment charge for China operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1,578,000 related principally to its Chinese distributor based on an evaluation of its business in China. At that time, the Company believed that it would be able to renegotiate its agreement with its Chinese distributor to preserve some of its business in that country. During the second quarter of fiscal 2003, the Company concluded that it would be unable to renegotiate its agreement with its Chinese distributor, and as a result the Company has expensed its remaining investment in China, primarily a receivable from its distributor, of $553,000. See Footnote 11.

          Reversal of litigation accrual. In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five- percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgement to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding. The Company reversed the $5,006,000 accrual associated with this litigation during the nine months ended June 30, 2002.

          Other (Income) Expense--Net. Other (income) expense increased $260,000 from $393,000 for the nine months ended June 30, 2002 to $653,000 for the nine months ended June 30, 2003. This was primarily due to a $322,000 charge relating to the costs for a discontinued public offering (see Footnote 12) and $151,000 of shut down expenses for Breas sales offices, offset by other net reductions of $213,000.

          Other Items

          Interest Income and Expense. Interest income decreased 4.2%, from $522,000 for the nine months ended June 30, 2002 to $500,000 during the nine months ended June 30, 2003, resulting from the decrease in available interest rates. Interest expense increased $690,000, from $184,000 for the nine months ended June 30, 2002 to $874,000 during the nine months ended June 30, 2003. This was primarily due to $690,000 of interest charges resulting from the IRS examination of the Company's 1997, 1998 and 1999 Federal Income Tax returns and $70,000 for the refiling of certain state income tax returns (see Footnote 10). These increases were partially offset by reduced interest relating to decreased levels of debt.

          Provision for Income Taxes. The provision for income tax expense for the nine months ended June 30, 2003 and 2002 was $9.6 million and $10.4 million, reflecting effective tax rates of 41.3% and 33.6% for these periods, respectively. Included in the provision for the nine months ended June 30, 2003 is an additional provision of $1.1 million resulting from an examination, in the Internal Revenue Service's normal course, of the Company's 1997, 1998 and 1999 Federal income tax returns and an additional incremental tax expense of $297,000 for certain state tax returns for prior periods which are in the process of being re-filed. The effective tax rate excluding these two items was 35.2%. The Company expects the Internal Revenue Service to complete its examination in the fourth quarter of fiscal 2003. While the Company believes it has recorded the appropriate tax liability and tax provision, the Company may be subject to other audit adjustments arising from that review. See Footnote 10.

          Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, effective September 2002 the results for Vital Pharma have been reclassified for all periods presented. Based upon an appraisal of Vital Pharma's assets and several non-binding bids received for its Vital Pharma business, the Company has lowered its investment in Vital Pharma to $2,500,000 and has expensed an additional $5,333,000 ($3,402,000 after tax) which is included in discontinued operations. Consequently, the loss from operations, net of tax benefits, of Vital Pharma for the nine months ended June 30, 2003 was $4,502,000, which represents an additional loss of $4,004,000 over the loss from operations of Vital Pharma of $498,000 experienced in the nine months ended June 30, 2002.

Liquidity and Capital Resources

          Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At June 30, 2003, we had cash and cash equivalents of $51.2 million and we had long-term debt of $1.3 million, representing industrial revenue bonds payable in varying installments through 2009. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at June 30, 2003.

          Vital Signs continues to generate cash flows from its operations. During the nine months ended June 30, 2003, cash and cash equivalents increased by $21.9 million. Operating activities provided $27.2 million net cash, of which $29.0 million was provided from continuing operations, offset by $1.8 million used in our discontinued operation at Vital Pharma. Investing activities used approximately $2.9 million for capital expenditures. Financing activities used $3.9 million, consisting of $2.3 million for the repurchase of common stock; $249,000 used to pay down long term debt; and $1.8 million paid for dividends, offset by $501,000 of cash received from the exercise of stock options.

          Cash and cash equivalents were $51.2 million at June 30, 2003 as compared to $29.3 million at September 30, 2002. At June 30, 2003 our working capital was $94.3 million as compared to $86.6 million at September 30, 2002. At June 30, 2003 the current ratio was 5.6 to 1, as compared to 7.6 to 1 at September 30, 2002.

          Our capital investments vary from year to year, based in part on capital demands of newly acquired businesses. Capital expenditures for the nine month period ended June 30, 2002 were approximately $2.9 million, and included expenditures for equipment used as part of cost improvement projects at our New Jersey facility ($1.2 million), Colorado facility ($530,000), California facility ($300,000) and Thomas Medical Products facility ($200,000), and the capitalized costs of software development ($369,000) and patents ($353,000).

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

          Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Through June 30, 2003, we had repurchased 90,600 shares for $2,316,000, including commissions of $4,000, at an average price of $25.52. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

          Our Board of Directors has approved $1.8 million in dividends (amounting to $.14 per share) in the current fiscal year.

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

          We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

          o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. We completed this impairment test during the three month period ended March 31, 2003 and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

          o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $552,000 at June 30, 2003 and $638,000 at September 30, 2002. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

               The allowance for rebates is recorded at the time we record the revenue for the product shipped to the distributor. The rebate is recorded as sales allowance reducing gross revenue.

               We have, for several years, utilized an historical moving average to estimate the allowance for rebates. Based upon our recent review, we have concluded that the moving average estimate does not necessarily result in the appropriate liability due to the distributor. Accordingly, we have changed our method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance.

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

          o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. In the third quarter of fiscal 2003, the Company wrote-off certain inventory amounting to $647,000. Our inventory allowance for obsolescence was $1,127,000 at June 30, 2003 and $438,000 at September 30, 2002.

          Accounting Principles. For information regarding new accounting principles, see Note 12 of our notes to consolidated financial statements.

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

          Our international net revenue represents approximately 25.4% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 60.2% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instruments (i.e. foreign exchange forward or option contracts) as of June 30, 2003.

          Our risk involving price changes relate to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our single source of supply for facemasks, it is our policy to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

ITEM 4.

CONTROLS AND PROCEDURES

          (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

          (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

(a) Reference is made to Item 3 of our Annual Report on Form 10-K for the year ended September 30, 2002.

(b) On December 6, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the final stages of discovery in the arbitration proceeding. Arbitration proceedings had been scheduled to begin in the fourth quarter of fiscal 2003. It is currently anticipated that the hearing will begin in the first quarter of fiscal 2004.

(c) On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer for the period January 11, 2002 to November 2002. Plaintiff alleges that he was a "whistleblower" within the meaning of the New Jersey Conscientious Employee Protection Act, based on allegations of improper accounting practices. Plaintiff asserts these allegations notwithstanding the fact that, in connection with the filing of the Company's report on Form 10-Q for the Company's third quarter of fiscal 2002 (the period ended June 30, 2002), he had executed a certification pursuant to the Sarbanes-Oxley Act certifying that the Quarterly Report on Form 10-Q for that period "fully complies with the requirements of Section 13(a) of the Securities and Exchange Act of 1934" and that "The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company...". Furthermore, as the Company's chief financial officer, Plaintiff signed the Company's quarterly reports on Form 10-Q for the first quarter and second quarter of fiscal 2002 (ended December 31, 2001 and March 31, 2002, respectively). Less than one month before Plaintiff's resignation, he participated in a meeting with the Company's worldwide management team to review the accuracy of the Company's Annual Report on form 10-K for the 2002 fiscal year. At that meeting he voiced no objections to the 10-K, nor did he say that the report contained any untrue statements or omit to state any material fact. Of the items enumerated in the complaint, most had already been reviewed with the Company's independent accountants and the Company's Audit Committee prior to the Company's filing of its quarterly report for the third quarter of fiscal 2002. The Company believes that the filing of the complaint is a retaliatory action by Plaintiff who voluntarily resigned without any severance payment after being confronted with evidence of certain unethical and possibly illegal conduct. Nevertheless, in accordance with the Sarbanes-Oxley Act, the issues raised in the complaint have been referred to the Audit Committee, which has commenced its own independent analysis of those matters.

     On July 28, 2003 the defendants filed a motion for summary judgement to dismiss the lawsuit. The motion asserts that Plaintiff resigned after being confronted with proof of his unethical and possibly illegal conduct; that the Plaintiff is not a "whistleblower"; and that the Plaintiff has no basis for his assertion of impropriety as he repeatedly represented in writing to the Securities and Exchange

     Commission and the Company's auditors that the Company's public filings were true and accurate in all material respects. Inasmuch as Plaintiff approved and certified the accuracy of the Company's financial statements to the investing public under penalty of criminal prosecution, the Company has asserted that no reasonable jury could believe that Plaintiff had reason to believe that the Company engaged in improper accounting practices. The Company strongly denies that it had engaged in improper conduct both as regards its accounting practices and with regard to its treatment of the Plaintiff.

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

ITEM 2 THROUGH 5

Not applicable.

ITEM 6.

Reports on Form 8-K

     A Current Report on Form 8-K was filed on May 8, 2003, disclosing (under Items 7 and 12) Vital Signs' press release regarding results for the three and six months ended March 31, 2003.

Exhibits

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to [p] U.S.C.
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to [p] U.S.C.
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    VITAL SIGNS, INC.


                                                By: /s/ Frederick S. Schiff
                                                    ----------------------------
                                                    Frederick S. Schiff
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                                Date: August 13, 2003

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The paragraph symbol shall be expressed as............................. [p]