Form 10-K
period 2003-09-30
VITAL SIGNS INC
filed 2003-12-29
CIK 865846

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              FOR THE TRANSITION PERIOD FROM          TO
                         COMMISSION FILE NUMBER 0-18793

                              -------------------

                               VITAL SIGNS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

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

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS
                           Common Stock, no par value

    Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

    Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 13b-2 of the Exchange Act) [x] Yes [ ] No

    Aggregate market value of voting stock held by non-affiliates as of December 11, 2003 was approximately $184,008,917.

    Number of shares of Common Stock outstanding as of December 11, 2003:
12,944,959.

================================================================================

                               VITAL SIGNS, INC.
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................    17
Item 3   Legal Proceedings...........................................    18
Item 4   Submission of Matters to a Vote of Security Holders.........    19
Item 4A  Executive Officers of the Registrant........................    20

                                  PART II
Item 5   Market for the Registrant's Common Equity and Related
           Stockholder Matters.......................................    22
Item 6   Selected Financial Data.....................................    23
Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    25
Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk......................................................    35
Item 8   Financial Statements and Supplementary Data.................    36
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  F-25
Item 9A  Controls and Procedures.....................................  F-25

                                 PART III
Item 10  Directors of the Registrant.................................    37
Item 11  Executive Compensation......................................    38
Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................    40
Item 13  Certain Relationships and Related Transactions..............    42
Item 14  Principal Accounting Fees and Services......................    43

                                  PART IV
Item 15  Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..................................................    44

                                     PART 1

ITEM 1. BUSINESS

INTRODUCTION

    Vital Signs, Inc. was initially incorporated in New York in 1972 and reincorporated in New Jersey in 1988. Unless otherwise indicated, references in this Annual Report to 'Vital Signs, Inc.', 'Vital Signs', 'Company', 'we', 'us' and 'our' refer to Vital Signs, Inc., and its consolidated subsidiaries. Vital Signs' principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; its telephone number at that location is (973) 790-1330.

    Vital Signs designs, manufactures and markets medical products for the anesthesia, respiratory, critical care, sleep therapy and emergency markets. A number of single-patient use products are increasing their share of the medical products market primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another. With the acquisition of Breas Medical AB ('Breas') from 1997 to 2002, National Sleep Technologies, Inc. in 2000 (see below), and the merger of HSI Medical Services Corporation in 2002, we have expanded our focus into the sleep therapy and personal ventilation markets.

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

ACQUISITIONS -- 1997 TO PRESENT

    In 1997, we acquired the outstanding stock of Marquest Medical Products, Inc. ('Marquest'), and began manufacturing and distributing arterial blood gas syringes and kits, small volume nebulizers and heated humidification circuits.

    Through several transactions from 1997 to 1999, we acquired 53% of Breas Medical, AB ('Breas'), a manufacturer of CPAP (continuous positive airway pressure) machines and personal ventilators, based in Sweden. In May 2001 we purchased another 41%. At that time substantially all of the minority interest was held by Breas' management. In April of 2002 we purchased the remaining minority shares, bringing our ownership to 100%. Breas has grown to be among the market leaders in sleep and personal ventilation in Europe through its own direct sales force in several European markets together with focused distributors. The Breas products were introduced to the South American and Asian markets in late 1999. In September 2000 we received FDA clearance to market the Breas PV10'TM' CPAP device in the United States. In 2001 we received FDA clearance to market the Breas H50'TM' heated humidifier in the United States. In October 2003, we received FDA clearance for the Breas PV10i'TM' CPAP system for sale in the United States for obstructive sleep apnea. The PV10i'TM' is a self-adjusting Continuous

Positive Airway Pressure (CPAP) device that uses a highly advanced, patented technique to respond to changes in individual's breathing patterns. The device can adjust treatment pressure appropriately, as patient needs change, before apneic events occur. Traditional, constant CPAP devices must be set to a maximum pressure that is usually higher than is required throughout the night which may create discomfort for the user. With the PV10i, the mean treatment pressure is lower. Clinical studies have demonstrated that patients prefer the lower pressure provided by the PV10i to other devices available in the marketplace. We plan to actively market Breas products in the United States in the near term, and in conjunction with our development of certain patient interfaces.

    In June 1998 and May 1999, we purchased $10.4 million of common stock and convertible preferred stock of National Sleep Technologies, Inc. ('NST'). NST provides sleep diagnostic testing services in the United States through free standing labs and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from sleep disorders, such as obstructive sleep apnea. In 2000, we converted our investment in the preferred stock of NST into common stock and assumed control of NST. On January 1, 2002, NST merged with HSI Medical Services, Inc., ('HSI'), a subsidiary of the Johns Hopkins Health System. In this merger, we received a controlling interest in the merged entity, known as Sleep Services of America, Inc. ('SSA'). We held a 68% equity interest in SSA, on both September 30, 2002 and 2003.

    On March 28, 2002 we acquired Stelex Inc. ('Stelex'), a company engaged in pharmaceutical technology services, through the merger of our wholly-owned subsidiary, The Validation Group ('TVG'), and Stelex Inc. The surviving entity is known as Stelex-TVG ('Stelex'). TVG had been engaged in process validation for pharmaceutical companies. The merger enabled us to move into the technology services area through the sale of dedicated software and the customization of this software.

    For additional information regarding our products, see 'Business -- Products' and for additional information regarding the accounting treatment of the Breas, SSA and Stelex transactions, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview.'

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains, and from time to time we expect to make, certain forward-looking statements regarding our business, financial condition and results of operations. The forward-looking statements are typically identified by the words 'anticipates', 'believes', 'expects', 'intends', 'forecasts', 'plans', 'future', 'strategy', or words of similar import. In connection with the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 (the 'Reform Act'), we intend to caution investors that there are important factors that could cause our actual results to differ materially from those projected in our forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of us. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results may differ materially from such statements. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

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

PRINCIPAL PRODUCTS AND SERVICES

    Our primary products and services fall into four categories:

     anesthesia;

     respiratory/critical care;

     sleep/personal ventilation (referred to as 'sleep'); and

     pharmaceutical technology services.

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

    We have leveraged our airway management expertise by providing products and services for the high growth sleep/personal ventilation and sleep services markets. We offer products for the treatment of obstructive sleep apnea and operate approximately 70 sleep diagnosis centers which test the need for sleep apnea products.

    Our principal products and services are described below:

ANESTHESIA PRODUCTS

    Anesthesia Breathing Circuits. We offer a wide variety of single-patient use anesthesia breathing circuits, which are used to carry oxygen and anesthesia to a patient while under general anesthesia during surgery. Breathing circuits connect the patient to the anesthesia machine and to various patient monitors. The traditional system is referred to as a 'circuit' because it is comprised of two tubes, one carrying inspiratory gases to a patient and the other carrying expiratory gases away from the patient. Each breathing circuit consists of flexible hoses, a breathing bag, and a 'Y' and elbow attachment. Since the breathing circuit needs of hospitals vary significantly, we offer a large variety of circuits designed to be compatible with anesthesia equipment manufactured by numerous other companies. With the Marquest acquisition in 1997, we began offering circuits that deliver heated humidification to patients. Technological advances in the areas of gas sampling, temperature monitoring, humidification and bacterial/viral filtration have provided us with opportunities to expand our breathing circuit offerings.

    Face Masks. In 1981, Vital Signs introduced the first clear plastic air-filled cushion face mask for single patient anesthesia and respiratory use. We believe that the soft air-filled cushion face mask provides a better seal on most patients than other face masks, thus improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration, while the patient is anesthetized. We offer various sizes and types of face masks. We anticipate that the usage of single-patient use face masks in surgical procedures internationally will continue to expand as single-patient use products become increasingly accepted in international hospitals.

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

    Limb-[th]'TM'. In the first quarter of Fiscal 2001, we introduced Limb-[th]'TM', a single limb breathing circuit used for general anesthesia, transport and/or critical care situations. The single limb incorporates a patented technology with a septum to separate inspiratory and expiratory gases. It competes with the traditional two limb system and is an alternative to the tube within a tube circuit.

    PAXpress'TM'. In the first quarter of Fiscal 2001, we introduced a pharyngeal airway (PAXpress), a single use airway device promoted as an alternative to the LMA (laryngeal mask airway) device. The PAXpress'TM' is used for airway management during general anesthesia procedures, and with just one size, can accommodate all adults over 90 pounds.

    INFUSABLE'r' Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter into the artery of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. Our INFUSABLE'r' disposable pressure infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a patented pressure gauge. The Infusable'r' also has a mesh netting into which a package of sterile fluid or 'solution bag' is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system. The Infusable'r' is also designed to deliver blood or fluids to a patient at a rapid rate usually under trauma conditions.

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

THOMAS MEDICAL PRODUCTS

    Thomas Medical Products, Inc. ('TMP'), a wholly-owned subsidiary of Vital Signs, Inc., is an original equipment manufacturer ('OEM') and contract development organization which relies upon its scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their products or as part of kits, or as a finished product. TMP is included in the anesthesia business segment in Note 21 to the Notes to the Consolidated Financial Statements. Revenue was $18.7 million, $16.5 million and $14.4 million for TMP for each of the three years ended September 30, 2003, 2002 and 2001, respectively.

RESPIRATORY AND CRITICAL CARE PRODUCTS

    Gas-Lyte'r' and Quick-ABG'r'. We offer a broad line of disposable arterial blood gas ('ABG') syringes and collection systems. Blood gas syringes are used to collect blood for blood gas analyses routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. We offer our ABG products in both standard configurations and in kits that are customized to meet a specific hospital's needs, and function with their blood gas analyzers.

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

    CleenCuff'TM' and CUFF-ABLE'r' Blood Pressure Cuffs. We manufacture and sell single patient use blood pressure cuffs which are wrapped around the arm of a patient to obtain a blood pressure reading. Our single-patient use blood pressure cuffs provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated by touch, with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, we believe that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. Our cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

    Continuous Positive Airway Pressure ('CPAP') Systems. Our face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. Our face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and then attach the patient to a ventilator. Mask CPAP systems are now being used successfully in the pre-hospital setting to treat patients with cardiogenic pulmonary edema. The system consists of a compact flow generator connected to an air filled cushion face mask. The face mask is attached to a single patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lungs, thus allowing for more oxygen to diffuse into the patient's blood system.

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

    ACTAR'r' and ACTAR D-Fib'TM' CPR Training Manikins. We manufacture a line of patented cardiopulmonary resuscitation ('CPR') training manikins. The ACTAR'r' manikin was re-designed in Fiscal 2000 to meet changing market demands. The new Actar D-Fib incorporates additional functionality to meet the updated requirements of the American Heart Association and the Red Cross. New features include jaw thrust, abdominal thrust and anatomical landmarks for proper defibrillation training. While maintaining the necessary features and anatomical landmarks for CPR practices, our training manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

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

SLEEP/PERSONAL VENTILATION PRODUCTS

    We have designed our sleep products to deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. Continuous positive airway pressure is a common method for treating obstructive sleep apnea. We have manufactured and distributed continuous positive airway pressure systems for more than a decade for other respiratory applications and actively entered the sleep apnea market in 1997 through our interest in Breas Medical AB, a European manufacturer of personal ventilators for obstructive sleep apnea and long term ventilation. To date, most of our sales of these devices have been overseas. We received FDA clearance for our first home care continuous positive airway pressure product in August 2000. We have designed our ventilation systems to produce and deliver gases to a patient requiring ventilation or oxygen therapy in both hospitals and the home. In addition, we provide diagnostic and therapeutic services through our Sleep Services of America subsidiary, which was created in January 2002 when we merged our National Sleep Technologies subsidiary with the sleep diagnostic business of The Johns Hopkins Health Systems Corporation.

    Our principal products and service offerings in this category are set forth below. Other than the Breas PV10'TM', Breas PV10i, and the Breas HA50'TM', all of the products below are currently sold only outside of the U.S. We provide our sleep diagnostic services exclusively in the U.S.

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

     Bi-Level CPAP such as our Breas PV101'TM' are electromechanical devices which deliver two levels of continuous positive airway pressure to a patient. It is used to treat more severe Obstructive Sleep Apnea and is much more comfortable for the user. In October 2003, we received FDA clearance for the Breas PV10i'TM' CPAP system for sale in the United States for obstructive sleep apnea. The PV10i is a self-adjusting Continuous Positive Airway Pressure (CPAP) device that uses a highly advanced, patented technique to respond to changes in an individual's breathing patterns. The device can adjust treatment pressure appropriately, as patient needs change, before apneic events occur. Traditional, constant CPAP devices must be set to a maximum pressure that is usually higher than is required throughout the night creating discomfort for the user. With the PV10i'TM', the mean treatment pressure is lower. Clinical studies have demonstrated that patients prefer the lower pressure provided by the PV10i'TM' to other devices available in the marketplace.

     Sleep Diagnostic Services. We provide diagnostic and therapeutic services through our Sleep Services of America ('SSA') subsidiary. As of September 30, 2003, this business operated approximately 70 sleep centers in 7 states and Washington, D.C., principally in the eastern U.S. SSA is dually accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in Ambulatory and Homecare. SSA has also received America Academy of Sleep Medicine (AASM) accreditation for select sleep centers. At these facilities which typically accommodate two patients per night, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders. If a patient is determined to suffer from sleep apnea, we can offer follow-up diagnostic and monitoring services to the patient and may, under certain circumstances, be in a position to sell our sleep products to the patient. A sleep study is the process of recording various measurements used to identify different sleep stages and classify various sleep problems. During sleep testing, the activities that occur in a patient's body during sleep -- brain waves, muscle movements, eye movements, breathing through the mouth and nose, snoring, heart rate, and leg movements are monitored by small electrodes and sensors applied to the patient. These functions can be normal while the individual is awake, but abnormal during sleep. All of this information is transmitted from the equipment being worn to a special recorder, which saves these measurements for technicians to analyze. The referring physician receives a sleep report which includes a physician interpretation of the data and a diagnosis of the sleep-related problem, if any.

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

    PV102'TM' Bi-Level Ventilator. The PV102'TM' is an advanced Bi-Level ventilator device which allows separate pressure levels for inspiratory and expiratory phases of each individual breath. Ventilation can be matched to the patient's own breathing pattern by setting levels which promote more comfortable and more natural respiratory support. It can also be operated from an external battery, so that it can be used during transportation and traveling.

    PV403'TM' Mixed Lifesupport Ventilator. The PV403'TM' ventilator supports the ventilation needs of patients suffering from respiratory insufficiency diseases. Patients benefiting from the PV403'TM' may suffer from neuromuscular (Duchene's), or other restrictive or obstructed diseases. The PV403'TM' is an advanced mixed homecare ventilator which can provide both volume and pressure ventilation. It has various settings that makes it very flexible to a broad band of applications. It has both internal and external battery capability and are well suited to be used in transport and traveling.

    PV501'TM' Lifesupport Ventilator. The PV501'TM' is a fully functioning volume ventilator. This life-sustaining device may be used on home ventilator patients as well as the less acute, longer term ventilator patients that remain inside a hospital. This ventilator is a cost effective alternative to the rather narrow range of competitive products currently available in this field.

PHARMACEUTICAL TECHNOLOGY SERVICES

    We deliver technology services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services from time to time to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA. We also assist clients in creating complete sets of documentation required by the regulations. Our focus has been in the areas of development and validation of systems and processes used in the manufacturing, information technology and infrastructure, research and development, laboratory and quality assurance departments of our clients.

    As of September 30, 2003 our staff consisted of 112 professionals and our range of consulting services includes computer systems validation, process validation, equipment qualification, development and implementation of quality control programs, regulatory auditing, development of software for regulated environments, and customized training programs.

MARKET DATA

    The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of total net revenue represented by our four business segments: anesthesia, respiratory/critical care, sleep and our pharmaceutical technology services:

                                                           YEAR ENDED SEPTEMBER 30,
                                               -------------------------------------------------
                                                   2003              2002              2001
                                               -------------     -------------     -------------
                                               AMOUNT    %       AMOUNT    %       AMOUNT    %
                                               ------   ----     ------   ----     ------   ----
                                                             (DOLLARS IN MILLIONS)
Anesthesia................................... $ 76.0    41.7    $ 71.8    41.3    $ 69.0    42.3
Respiratory/Critical Care....................   45.8    25.2      46.8    26.9      52.2    32.0
Sleep........................................   45.6    25.0      39.6    22.8      30.4    18.6
Pharmaceutical Technology Services...........   18.1     9.9      14.2     8.1      11.5     7.1
Rebate allowance adjustment(1)...............   (3.3)   (1.8)      --      --        --      --
Other(2).....................................   --       --        1.6      .9       --      --
                                              ------    ----    ------    ----    ------    ----
    Total.................................... $182.2     100%   $174.0     100%   $163.1     100%
                                              ------    ----    ------    ----    ------    ----
                                              ------    ----    ------    ----    ------    ----

---------

(1) Reflects an adjustment made during the second quarter of fiscal 2003. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Principles and Estimates'.

(2) 'Other' relates primarily to one-time licensing revenue recorded in the first quarter of fiscal 2002 in the anesthesia business segment. Income from continuing operations related to this one-time licensing revenue was $1,439,000 before taxes ($953,000 after taxes).

    For additional information regarding these segments, see Note 21 to the Consolidated Financial Statements.

SALES, MARKETING AND CUSTOMERS

U.S. SALES

    We sell our anesthesia and respiratory/critical care products to hospitals and surgery centers in the U.S. through our own sales force, which is led by our Vice President of Sales. As of September 30, 2003, our U.S. sales force consisted of:

     57 sales representatives;

     five regional sales managers;

     one sales manager for pre-hospital sales; and

     18 independent representatives for home care sales.

    We market our anesthesia and respiratory/critical care products primarily to hospitals and other health care providers. While we utilize national distributors to deliver a portion of our anesthesia and respiratory/critical care products in the U.S., the end-user hospitals and other health care providers determine the channel through which they receive our products, either directly from us or through a distributor of their choice. See Note 20 to the Consolidated Financial Statements.

    Many of our customers are members of group purchasing organizations. Group purchasing organizations provide their members access to discounted prices on products by negotiating discounts with manufacturers like us. Unlike distributors, group purchasing organizations do not themselves make purchases, carry inventory or physically handle product. We have agreements with several leading group purchasing organizations, including AmeriNet, Broadlane, Consorta, Healthsouth, Healthtrust, MedAssets (HSCA), Novation, and Premier. Our strategy is to more fully penetrate our existing Group Purchasing Agreements and secure additional agreements. Our U.S. sales force is aligned into teams geographically in order to focus our efforts on sales penetration of regional shareholders of the Group Purchasing Organizations.

    In July 2003, we were awarded a three-year competitively bid dual-source supply agreement with the group purchasing division of Premier, Inc., Chicago, IL. The agreement, effective August 1, 2003, includes our anesthesia breathing systems and breathing bags, face masks, filters and HCH (Hygroscopic Condensed Humidifier), airways and gas sampling lines. Premier is a leading healthcare alliance, collectively owned by more than 200 independent hospitals and healthcare systems in the United States, which are affiliated with nearly 1,500 hospitals and other healthcare sites, offering group purchasing supply chain and performance improvement services to nearly 1,500 member not for profit hospitals. In 2002, contracted purchases by Premier members for all industry wide products and services exceeded $17 billion.

    Also in July 2003, we were awarded two three-year dual-source supply agreements with AmeriNet, St. Louis, MO. The new agreements include our anesthesia breathing systems, face masks, arterial blood gas kits, disposable resuscitators, filters, HCH (Hygroscopic Condenser Humidifiers) and gas sampling lines. AmeriNet represents more than 18,500 member facilities, including hospitals, integrated delivery networks, long-term care facilities, surgery centers, clinics, home care and emergency services. In 2002, contracted purchases by members for all industry wide products and services exceeded $5.6 billion.

    Again in July 2003, we were award a supply agreement with Novation, the supply chain management company based in Irving, TX. This is Vital Signs' first supply agreement with Novation. The agreement, effective June 1, 2003 for three years with the option of Novation to extend for up to an additional two years includes Vital Signs' HEPA filters, bacterial/viral filters, pulmonary function filters and related accessories. Novation serves the purchasing needs of more than 2,300 VHA Inc. and UHC (University HealthSystem Consortium) members, made up of community-based hospitals and academic medical centers. Novation agreements are also available to HealthCare Purchasing Partners International
(HPPI) who serve more than 5,400 members and clients. Novation managed more than $21 billion in annual purchases for VHA, UHC and HPPI members in 2002.

    As new products which can be sold by our U.S. sales force are developed, we educate and train our sales force in the need, use, application and advantages of our products. We also hold quarterly training sessions for all of our sales people and conduct additional training as we deem appropriate.

    As of September 30, 2003, our Sleep Services of America subsidiary had 5 sales people, each of whom supports a specific geographic region and is responsible for maintaining relationships with existing hospital accounts, assisting in the opening of new sleep centers and building occupancy at existing sleep centers. We intend to continue to grow this business through initiatives including the opening of new sleep laboratories, increasing utilization of existing laboratories and continuing education to the community.

    As of September 30, 2003, our Stelex subsidiary had a team of six sales account managers, one sales manager, two marketing support personnel, and one director of business development for our pharmaceutical technology service. Our pharmaceutical technology services sales team is responsible for obtaining new business in the continental U.S. and Puerto Rico. Our regulatory consulting team calls on pharmaceutical and medical device companies regarding compliance with FDA regulations. As of September 30, 2003, we also employed three sales people to promote the video technology developed in the vioWorks'TM' division of our Stelex subsidiary. Our vioWorks'TM' sales team sells online meetings, presentation and multi-media conferencing via the Internet primarily to pharmaceutical and medical device companies which are seeking to train their sales forces and service organizations.

INTERNATIONAL SALES

    For fiscal 2003, 2002 and 2001, international sales of $45.3 million, $38.3 million and $35.9 million, respectively, accounted for approximately 25%, 22% and 22%, respectively, of our revenue. Our products are sold in over 55 countries worldwide. International net sales for our anesthesia and respiratory/critical care products for fiscal 2003, 2002 and 2001 were $18.8 million, $15.9 million, and $18.3 million, respectively. We sell our anesthesia and respiratory/critical care products in European and other international markets primarily through a strategic alliance with Rusch GmbH, a manufacturer of medical devices. In October 2002, we entered an exclusive multi-year strategic alliance and distribution agreement with Rusch International, to distribute Vital Signs anesthesia, respiratory and critical care products in those countries where Rusch has a direct sales force in the healthcare market. Rusch represents us in 10 countries. We view this alliance as an alternative to our historic approach of relying upon local distributors to sell anesthesia and respiratory/critical care products in foreign countries. In the United Kingdom, we have a sales manager and a direct sales force, which, as of September 30, 2003, consisted of six people. Our sleep/personal ventilation products are sold internationally through Breas' direct sales force, which calls on home health care distributors in France, Germany, Scandinavia, Spain and the United Kingdom, and through an independent distribution network in other countries. As of September 30, 2003, the Breas direct sales force consisted of 46 people. International net sales for Breas for fiscal 2003, 2002, and 2001 were $26.5 million, $22.7 million, and $17.6 million, respectively.

MARKETING

    Our marketing staff, which as of September 30, 2003 consisted of 13 people, works closely with our sales forces, collects and analyzes customer responses to new and existing products, participates in our product development program and assists in product training. In addition, our marketing staff develops and helps implement various internal and external promotional activities.

RESEARCH AND DEVELOPMENT

    We believe that product development and innovation is an essential part of our overall success. As of September 30, 2003, we employed 38 engineers, scientists and technicians who are principally engaged in research and development activities. We supplement their efforts with outside consultants from time to time. The principal focus of our research and development activities is to develop product solutions for health care problems, specifically in the areas of anesthesia, respiratory/critical care and sleep.

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

    In July 2003 we commenced a clinical study of the safety, efficacy and benefits of our T-Wall'TM' Tube for airway management of premature infants. The study will be conducted at the Children's Hospital of New York, part of the Columbia-Presbyterian health network. The ultra-thin walled endotracheal tube, T-Wall'TM' Tube, is an FDA 510(k) cleared device and is an integral part of a low- resistance, low-dead space breathing system for use with neonates who require mechanically assisted ventilation.

    We expect to continue to rely principally on our internal staff to perform research and development in our primary areas of expertise. Our research and development expenses aggregated $5,871,000, $6,615,000 and $6,937,000 for fiscal 2003, 2002 and 2001, respectively.

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

    As many of our products are utilized within the operating rooms and critical care units of hospitals, we conduct quality control testing in all of our facilities. Our quality systems are designed to meet the FDA's Quality Systems Regulation. We are required to maintain records of all raw materials received and used in the manufacturing process along with complete histories of all devices manufactured. In order to distribute in Europe, our Quality Systems have been certified to be in compliance with ISO 9001, EN46001 and ISO 13485 standards.

SIGNIFICANT SUPPLIERS

    In 1980, we acquired the rights to our air-filled cushion anesthesia face mask through a collaboration arrangement with Respironics, Inc. ('Respironics'). Face masks are used in a variety of our circuits and are sold individually to customers. We purchase our face masks from Respironics, a single source which manufactures the face mask in the People's Republic of China. Our supply agreement with Respironics requires Respironics to supply air-filled cushion face masks of various specifications to us on an exclusive basis for anesthesia purposes, and obligates us to purchase all of our anesthesia face masks from Respironics as long as Respironics is the low cost supplier. We have had a series of supply agreements with Respironics for many years. The current supply agreement with Respironics was renewed in 1999 to extend its term until 2006, with an additional option to further extend the term of the agreement through 2011, providing us with a secure supplier relationship on this key product.

    If the supply of face masks from Respironics should be interrupted for any reason, we would seek to find alternative suppliers of face masks. In such event, we may experience disruption in our business. No assurance can be given that, in the event of such an interruption or cessation, we could, in fact, maintain our required supply of face masks in a quantity and at a cost that would not have a material adverse effect on our business and operating results. Our policy is to maintain a stock of face masks in the United States to lessen the impact of any temporary production or supply disruption.

SALES BACKLOG

    Our objective is to ship all orders within relatively short time frames, therefore, backlog is not significant to our business.

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

          PRODUCT/SERVICE CATEGORY                              PRIMARY COMPETITORS
          ------------------------                              -------------------
Anesthesia:..................................  Baxter International Inc.
                                               King Systems Corporation
                                               SIMS Portex, Inc.
                                               Tyco International, Inc.

Respiratory/Critical Care:...................  Allegiance Healthcare Corporation
                                               Ambu International A/S
                                               Critikon, Inc./General Electric Medical Services
                                               Fisher & Paykel Healthcare Corporation Limited
                                               Hudson/RCI
                                               Kimberly-Clark Corporation
                                               Tyco International, Inc.

Sleep/Personal Ventilation:..................  Fisher & Paykel Healthcare Corporation Limited
                                               Respironics, Inc.
                                               Resmed, Inc.
                                               Tyco International, Inc.
                                               Sleep centers maintained by hospitals and various
                                               local
                                               sleep centers.

Pharmaceutical Technology Services:..........  Day & Zimmerman
                                               Taratec
                                               The Washington Group
                                               Numerous national and regional companies.

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

    Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject, Class I being the least stringent and Class III being the most stringent. Class I devices are subject to general controls, including reporting certain types of device-related events to the FDA, labeling and adherence to the Quality System Regulations. Class II devices are generally subject to general and special controls including

Section 510(k) clearance, performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and efficacy, such devices include life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed Class I or Class II devices. The pre-market approval process may take several years and requires the submission of extensive performance and clinical information.

    We believe that most of our products are either Class I or Class II products. However, some of the devices manufactured by our Thomas Medical Products subsidiary are Class III devices which are used for arterial closure following angiography, angioplasty or stenting. Also some of our products in development for use by patients with congestive heart failure may be classified as Class III and, therefore, may be subject to the time-consuming and expensive pre-market approval process. Many new medical devices, including most of our products, and some modifications to existing medical devices, are subject to a pre-market notification process pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Furthermore, current FDA enforcement policy prohibits the marketing of approved or cleared medical devices for unapproved or uncleared uses. We cannot assure investors that we will be able to identify each circumstance in which compliance with the pre-market notification process is required.

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

    The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Under the Medical Device Directive, a Competent Authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The Competent Authority of each member state then nominates a Notified Body to oversee the conformity assessment procedures set forth in the Directive, under which manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the 'CE' marking. 'CE' is an abbreviation for Conformite Europeene, or European Conformity, and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have approval to affix the CE marking on all our major product lines. As new products are introduced, we intend to take steps to gain approval for CE marking. While no additional premarket approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE mark will preclude us from selling our products in the European Union.

    Canada requires device manufacturers to obtain licenses for their products. To obtain these licenses, the manufacturer's quality systems must be audited by a Canadian approved third party and the manufacturer must obtain a certification to CAN/CSA ISO-13485-98. Failure to obtain and retain these licenses would preclude us from selling our products into Canada.

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

    The federal anti-kickback law prohibits the offering, solicitation, payment or receipt of anything of value which is intended to induce the referral of Medicare or Medicaid patients, or to induce the ordering of items or services that are reimbursable under those programs. The federal anti-kickback law has been interpreted to apply where one purpose of an arrangement is to induce referrals -- it need not be the primary purpose of the arrangement. Arrangements that meet certain so-called 'safe harbors' are deemed not to violate the federal anti-kickback law; but the failure of a particular arrangement to meet a safe harbor also does not necessarily mean that such an arrangement is illegal per se.

    The federal self-referral law, commonly referred to as the Stark Law, prohibits a physician from referring a patient to another health care provider for certain designated health products and services reimbursable by Medicare or Medicaid including durable medical equipment -- if the referring physician has a financial relationship with that provider. 'Financial relationship' has been broadly defined in the applicable regulations to include both direct and indirect relationships, and includes both ownership interests and compensation as forms of financial relationships. As with the federal anti-kickback law's safe harbors, the Stark Law and its regulations exclude certain arrangements from the general prohibition, provided that specific criteria applicable to each arrangement are met.

    Our ability to sell our Breas products in our sleep centers is restricted by strict federal regulations which prohibit us from diverging from a physician's prescription. If a physician prescribes a continuous positive airway pressure product other than a Breas product for a patient at one of our sleep centers, we are prohibited by federal regulations from substituting a Breas product.

    The penalties for violating these federal laws include criminal sanctions and fines including treble damages and civil and administrative penalties, which may include, but not be limited to, exclusion from the Medicare and Medicaid programs, and the requirement to repay to the federal government any reimbursement the provider has received in violation of the law.

    Many states have enacted laws similar to the federal fraud and abuse laws. There is a great degree of variability among these states in terms of the applicability and requirements of each of their laws. For instance, some states' laws are applicable only to services or products reimbursable under Medicaid, while others' apply to all health care services regardless of the source of payment. By way of further example, some states do not prohibit referrals to a provider with which the referring physician has a financial relationship, but only require that the patient be informed of the relationship before the referral is made.

PRIVACY REGULATION

    Certain of our business activities require that we collect and/or use information about individuals and their medical conditions. As a result, we are subject to regulations by both U.S. and foreign authorities intended to protect the privacy of those individuals by requiring that we maintain the confidentiality of their information.

    In 1996, the U.S. Congress enacted the Health Insurance Portability and Accountability Act, which mandated, among other things, the promulgation of regulations to address the privacy of health information and to reduce many of the costs and administrative burdens of the health care industry. These regulations have been developed by the U.S. Department of Health and Human Services, and address three general areas: standardization of electronic transactions, security of health information systems, and privacy of protected health information. Collectively, these regulations are intended to establish federal standards concerning the use, disclosure and protection of health information which, by its nature, can be linked to specific individuals. In addition to limited access to protected health information of our employees, our SSA subsidiary collects protected health information of its clients.

    In addition, the Health Insurance Portability and Accountability Act calls for civil and criminal fines and penalties for the improper use and disclosure of individually identifiable health information. The regulations continue to evolve as the U.S. Department of Health and Human Services continues to receive public comment and revise certain of the regulations, most notably those addressing privacy. There is no meaningful history of enforcement efforts by the federal government at this time. It is therefore not possible to ascertain the likelihood of enforcement efforts in connection with the Health Insurance Portability and Accountability Act regulations or the potential fines and penalties that may result from the violation thereof.

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

THIRD PARTY REIMBURSEMENT

    The cost of medical care in the U.S. and many other countries is funded substantially by government and private insurance programs. Although we do not generally receive payment for our products or services directly from these payors other than in connection with our sleep diagnostic services, our continued success is dependent upon the ability of patients, hospitals and home care distributors to obtain adequate reimbursement for our products and sleep services. In most major markets, our products are purchased primarily by hospitals, which are generally either government funded or which invoice third-party payors directly, or otherwise invoice patients, who then seek reimbursement from third-party payors. Other than our direct to hospital sales and our sleep diagnostic services and any resulting sales of continuous positive airway pressure equipment, our remaining sales are to distributors and manufacturers of other medical products, who then sell to these customers. When we provide sleep diagnostic services in our own sleep centers, patients are generally covered by private insurance. In those instances, the patient is responsible for his/her co-payment portion of the fee and we invoice the patient's insurance company for the balance. In hospitals, we contract with the hospital on a 'fee for service' basis and the hospital assumes the risk of billing.

    In the U.S., third-party payors include Medicare, Medicaid and private health insurance providers. These payors may deny reimbursement if they determine that a device has not received appropriate FDA clearance, is not used in accordance with approved applications, or is experimental, medically unnecessary or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The trend towards managed health care and the growth of health maintenance organizations, which control and significantly influence the purchase of health care services and products, as well as ongoing legislative proposals to reform health care, may all result in lower prices for our products and services. We cannot assure you that our products and services will be considered cost-effective by third-party payors, that reimbursement will be available or continue to be available, or that payors' reimbursement policies will not adversely affect our ability to sell our products and services on a profitable basis, if at all.

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

    Some of our patents relate to significant technologies that are utilized in our anesthesia, respiratory/critical care and sleep therapy product lines. Our ongoing success depends in part on our ability to maintain our patents, obtain new patents, and develop new products and applications without infringing the patent and other proprietary rights of third parties. There has been substantial litigation involving the intellectual property rights of medical device manufacturers. We have been involved in several such proceedings, often at significant expense to us. We cannot assure you that any of our patents will not be circumvented or challenged, that the rights granted by our patents will provide competitive advantages or that any of our pending or future patent applications will be issued with claims of the scope that we seek, if at all. If challenged, we cannot assure you that our patents will be held valid or enforceable. We cannot assure you that our products or proprietary rights do not infringe the rights of third parties. If an infringement were established, we could be required to pay damages, enter into royalty or licensing agreements on onerous terms and/or be enjoined from making, using or selling the infringing product. Any of these outcomes could have a material adverse effect on our business. We may decide not to introduce a product in the United States or a foreign country based upon the potential risk of patent infringement litigation.

EMPLOYEES

    As of September 30, 2003, we had 1,204 full-time employees and 36 part-time employees. We believe that our relations with our employees are good. None of our employees are members of unions, although certain employees outside of the U.S. have statutory benefits comparable to collective bargaining agreements. Our full-time employees by department as of September 30, 2003 were:

Manufacturing and quality control...........................    652
Sales and marketing.........................................    142
Sleep center technical personnel............................    170
Regulatory consultants......................................    112
Research and development....................................     38
Administration..............................................     90
                                                              -----
    Total...................................................  1,204
                                                              -----
                                                              -----

ITEM 2. PROPERTIES

    We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease.

    The properties listed below relate to the anesthesia and respiratory/critical care business segments, except for the Molnlyke, Sweden and Glen Burnie, Maryland properties which relate to our sleep segment, and Bensalem, Pennsylvania which relates to our pharmaceutical technology services business segment.

                                                              SQUARE
                          LOCATION                             FEET
                          --------                             ----
Totowa, New Jersey* (executive offices, principal
  manufacturing and warehouse facilities)...................  154,000
Englewood, Colorado* (manufacturing, warehouse and office
  space)....................................................   88,000
Burnsville, Minnesota (manufacturing, warehouse and office
  space)....................................................   35,000
Molnlyke, Sweden* (Breas -- manufacturing, warehouse and
  office space).............................................   27,000
Malvern, Pennsylvania (Thomas Medical  -- manufacturing,
  warehouse and office space)...............................   22,500
Orange, California (manufacturing, research and development,
  warehouse and office space)...............................   12,000
Bensalem, Pennsylvania (Stelex -- office space).............   16,500
Glen Burnie, Maryland (Sleep Services of America -- office
  space)....................................................    9,980
Barnham, United Kingdom (Vital Signs, Ltd -- warehouse and
  office space).............................................    6,310

---------

*  We own this facility.

ITEM 3. LEGAL PROCEEDINGS

    On December 6, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the final stages of discovery in the arbitration proceeding. In November 2003, the arbitrator ordered the parties to complete all outstanding discovery and to be prepared to begin the hearing on January 6, 2004 and to conclude all hearing dates by the middle of February 2004.

    On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer of the Company for the period January 11, 2002 to November 2002. Plaintiff alleges that he was a 'whistleblower' within the meaning of the New Jersey Conscientious Employee Protection Act, based on allegations of improper accounting practices. Plaintiff asserts these allegations notwithstanding the fact that, in connection with the filing of the Company's Quarterly Report on Form 10-Q for the Company's third quarter of fiscal 2002 (the period ended June 30, 2002), he had executed a certification pursuant to the Sarbanes-Oxley Act certifying that the Quarterly Report on Form 10-Q for that period 'fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934' and that 'the information contained in the report fairly presents, in all material respects, the consolidated financial condition of the Company...'. Furthermore, as the Company's chief financial officer, Plaintiff signed the Company's Quarterly Reports on Form 10-Q for the first quarter and second quarter of fiscal 2002 (ended December 31, 2001 and March 31, 2002, respectively). Less than one month before Plaintiff's resignation, he participated in a meeting with the Company's worldwide management team to review the accuracy of the Company's Annual Report on form 10-K for the 2002 fiscal year. At that meeting he voiced no objections to the 10-K, nor did he assert or even suggest that the report contained any untrue statements or omitted to state any material fact. Of the items enumerated in the complaint, most had already been reviewed with the Company's independent accountants and the Company's Audit Committee prior to the Company's filing of its quarterly report for the third quarter of fiscal 2002. The Company believes that the filing of the complaint is a retaliatory action by Plaintiff who voluntarily resigned without any severance payment after being confronted with evidence of certain unethical and possibly illegal conduct. Nevertheless, in accordance with the Sarbanes-Oxley Act, the issues raised in the complaint were referred to the Audit Committee, which conducted its own independent analysis of those matters.

    On December 26, 2003 the Audit Committee reported to the Board of Directors on the results of its investigation and determined that no evidence of fraud had been discovered during the course of the investigation. The Audit Committee also determined that any decision regarding the potential restatement of the Company's previously published financial statements is to be made by the Company's management in concurrence with the Company's auditors. However, based upon the results of the investigation, the Audit Committee does not recommend that any restatement be made to the Company's previously published financial statements. The Company is in agreement with the Audit Committee that no restatement is required.

    Additionally, as a result of the investigation the Audit Committee compiled a list of areas in which the Committee believes the Company needs to improve its record keeping, documentation, policies, procedures and financial controls. That report will be delivered to the Board of Directors in the immediate future. Management has given its commitment to undertake a program to effectuate these recommendations.

    On July 28, 2003 the defendants filed a motion for summary judgement to dismiss the lawsuit. The motion asserts that Plaintiff resigned after being confronted with proof of his unethical and possibly illegal conduct; that the Plaintiff is not a 'whistleblower'; and that the Plaintiff has no basis for his assertion of impropriety as he repeatedly represented in writing to the Securities and Exchange Commission and the Company's auditors that the Company's public filings were true and accurate in all material respects. Inasmuch as Plaintiff approved and certified the accuracy of the Company's financial statements to the investing public under penalty of criminal prosecution, the Company has asserted that no reasonable jury could believe that Plaintiff had reasonable belief that the Company engaged in improper accounting practices. The Company strongly denies that it had engaged in improper conduct both as regards its accounting practices and with regard to its treatment of the Plaintiff.

    On May 16, 2003 the Company was served with a complaint answerable in Belgium by its former distributor. The complaint alleges breach of contract and seeks damages of 185,040 Euro (representing approximately $222,000 U.S. dollars based on exchange rates in effect on September 30, 2003). The demand represents salary and related costs for the distributor's employees associated with selling the Company's product line and the value of the customer base inherited by the new distributor. The Company has recorded a reserve for a possible settlement or loss.

    A first amended complaint was filed against the Company's Vital Pharma subsidiary on September 8, 2003 in the U.S. District Court for the Northern District of California related to the packaging services it provides to Lifecore Biomedical, Inc. ('Lifecore'). The complaint asserts multiple theories of negligence and product liability claims against the defendants for injuries allegedly sustained through the use of Lifecore's Gynecare Intergel ('Intergel') product during surgery. Lifecore manufactures the product, which is approved for the purpose of reducing post-surgical adhesions. The Company's insurance carrier has responded and has also notified Lifecore of its obligation under its agreement with Vital Pharma to indemnify it for complaints related to product defects.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of our shareholders was held on September 29, 2003. At that meeting, each of the nominees for election to the Board, as identified in our proxy statement, were elected. The Board of Directors nominated 3 directors whose terms will expire in 2006 and 2 directors whose terms will expire in 2004. The nominees whose terms will expire in 2006 are Mr. Bershad, Mr. Dimun, and Mr. Donnelly.
                                       19

The nominees whose terms will expire in 2004 are Mr. Robbins and Mr. Schapiro. The following number of shares were voted for and against each nominee.

                                                                     AUTHORITY
                       NOMINEE                          VOTES FOR     WITHHELD
                       -------                          ---------     --------
David J. Bershad......................................   9,308,488     505,830
Anthony J. Dimun......................................   7,685,537   2,128,781
Howard W. Donnelly....................................   9,308,861     505,457
Richard L. Robbins....................................   9,400,190     414,128
George A. Schapiro....................................   9,481,388     332,930

    Additionally, one other proposal was put before the shareholders, relating to the adoption of a stock investment plan to replace the Company's current investment plan which expires in January 2004. The proposition passed by a vote of 7,800,871 shares for; 1,310,580 shares against; 131,844 abstentions; and 571,023 shares not voted by brokers.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's executive officers are as follows:

            NAME              AGE*                  POSITIONS WITH THE COMPANY
            ----              ----                  --------------------------
Terry D. Wall...............   62    President, Chief Executive Officer and Director
Mark H. Felix...............   37    Executive Vice President, Global Planning
Frederick S. Schiff.........   55    Executive Vice President and Chief Financial Officer
Joseph J. Thomas............   67    President, Thomas Medical Products, Inc. and Director
Barry Wicker................   63    Executive Vice President -- Sales and Director

---------

*  As of September 30, 2003.

                              -------------------

    Terry D. Wall founded the Company in 1972 and has been President, Chief Executive Officer and a director of the Company since that time. He has also invested in and serves on the board of directors of certain healthcare businesses'. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975. For the foreseeable future, the Company will remain dependent upon the efforts of Mr. Wall. The Company does not maintain key man life insurance on Mr. Wall's life.

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

    Joseph J. Thomas has served as a director of the Company and President of Thomas Medical Products, Inc. ('TMP') since the Company acquired TMP on October 1, 1992. Prior to the acquisition of TMP, Mr. Thomas was President of TMP from 1990 -- 1992. Mr. Thomas was President and General

Manager of Access Devices, Inc., (a catheter manufacturer) from 1982 to 1989 and has held various research and development positions with various companies including Johnson & Johnson.

    Barry Wicker has served as a director and an Executive Vice President of the Company since 1985 (with primary responsibility for sales and marketing). Mr. Wicker joined the Company in 1978 as National Sales Manager and became Vice President -- Sales in 1981. Prior to joining the Company, he held various marketing and sales positions with The Foregger Co. over a 20 year period.

    Each of the Company's executive officers serves as such at the pleasure of the Board.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    Our Common Stock (the 'Common Stock') is traded in the over-the-counter market and quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ('NASDAQ') under the symbol 'VITL'. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ National Market System, and the cash dividends declared per share of Common Stock, for the periods indicated:

                                                                                DIVIDEND
                                                               HIGH     LOW     PER SHARE
                                                               ----     ---     ---------
Fiscal Year Ended September 30, 2002:
    Quarter ended December 31, 2001:........................  $35.20   $26.39     $.04
    Quarter ended March 31, 2002:...........................   38.84    30.65      .04
    Quarter ended June 30, 2002:............................   41.18    34.12      .04
    Quarter ended September 30, 2002:.......................   36.40    27.80      .04

Fiscal Year Ended September 30, 2003:
    Quarter ended December 31, 2002:........................  $31.90   $27.69     $.04
    Quarter ended March 31, 2003:...........................   30.64    25.53      .05
    Quarter ended June 30, 2003:............................   29.91    21.95      .05
    Quarter ended September 30, 2003:.......................   32.94    21.84      .05

    As of September 30, 2003, there were approximately 333 holders of record of the Common Stock. This number of record holders does not represent the actual number of beneficial owners of shares of our Common Stock because shares are frequently held in 'street name' by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

    During fiscal 2003, the Company declared and paid cash dividends of $.19 per share. We expect to continue to pay dividends on our Common Stock. However, the declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our financial condition, capital requirements, loan agreement restrictions and earnings, as well as such other factors as our board may deem relevant.

    On November 4, 2003 the Board approved a $0.01 increase in the quarterly dividend from $.05 per share to $0.06 per share payable on November 25, 2003 to shareholders of record on November 17, 2003.

    The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of September 30, 2003, including the Company's Investment Plan, as amended and restated as of May 30, 2001, 1991 Director Stock Option Plan and 1990 Employee Stock Option Plan, as amended and restated as of December 1, 1997, and the 2002 Stock Incentive Plan. No warrants or rights are outstanding under the foregoing plans.

                                            (a)                                              (c)
                                         NUMBER OF                                  NUMBER OF SECURITIES
                                         SECURITIES                (b)             REMAINING AVAILABLE FOR
                                     TO BE ISSUED UPON       WEIGHTED AVERAGE       FUTURE ISSUANCE UNDER
                                        EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                    OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
          PLAN CATEGORY             WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
          -------------             -------------------    -------------------    ------------------------
Equity Compensation Plans Approved
  by Shareholders.................        493,159                 $24.65                  1,506,841
Equity Compensation Plans Not
  Approved by Shareholders........        144,700                 $29.08                     --
                                          -------                                         ---------
    Total:........................        637,859                                         1,506,841

    In addition to options granted pursuant to Company benefit plans, the Company, in fiscal 2003 has granted 102,700 stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data as of and for each of the five years ended September 30, 2003 has been derived from consolidated financial statements that have been audited by Goldstein Golub Kessler LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and the related notes and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' appearing elsewhere in this annual report.

    Acquisitions occurring during the past five years, including National Sleep Technologies (acquired in June 2000), Breas Medical AB (acquired from June 1997 through April 2002), HSI Medical Services, Inc. (acquired in January 2002), and Stelex (acquired in April 2002) have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above.

    In September 2002, our Board of Directors adopted a formal plan to sell our Vital Pharma, Inc. subsidiary. Accordingly, we have classified the Vital Pharma business as a discontinued operation. As such, the results of Vital Pharma have not been included in any of the five years presented in the Selected Financial Data schedule following. See Note 2 to the Company's Consolidated Financial Statements. On October 30, 2003, the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. No further gain or loss was recorded on the sale. See Note 2 to the Consolidated Financial Statements.

    For additional information regarding the NST, Breas, HSI and Stelex acquisitions, see 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview.'

    See Note 1 to the Consolidated Financial Statements for a discussion of the effect of Statement of Financial Accounting Standards No. 142, 'Goodwill and Other Intanglible Assets' on the amortization of goodwill and the subsequent effect on net income.

                            SELECTED FINANCIAL DATA

INCOME STATEMENT DATA:

                                                          YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2003       2002       2001       2000       1999
                                              ----       ----       ----       ----       ----
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenue...............................  $182,163   $174,018   $163,142   $146,478   $128,132
Cost of goods sold and services
  performed...............................    91,608     86,803     78,080     68,999     61,966
                                            --------   --------   --------   --------   --------
Gross profit..............................    90,555     87,215     85,062     77,479     66,166
                                            --------   --------   --------   --------   --------
Operating expenses:
    Selling, general and administrative...    51,338     44,216     41,063     38,317     32,545
    Research and development..............     5,871      6,615      6,937      7,779      5,600
    Impairment and other charges (credit)
      (Notes 11 and 13)...................       133     (3,428)     2,107      7,785      --
    Goodwill amortization.................     --         --         1,120      1,117        796
    Other expense (income) net (Notes 1
      and 10).............................       717        305       (390)     1,196        633
                                            --------   --------   --------   --------   --------
        Total operating expenses..........    58,059     47,708     50,837     56,194     39,574
Operating income..........................    32,496     39,507     34,225     21,285     26,592
Other expense (income):
    Interest income.......................      (654)      (638)      (976)      (619)      (500)
    Interest expense......................       910        179      1,028        676        377
    Loss (gain) on equity investments
      (Notes 1 and 10)....................     --         --         --           529       (237)
                                            --------   --------   --------   --------   --------
        Total other (income) expense......       256       (459)        52        586       (360)
Income from continuing operations before
  provision for income taxes and minority
  interest................................    32,240     39,966     34,173     20,699     26,952
Provision for income taxes................    12,802     13,225      9,794      5,486      8,226
                                            --------   --------   --------   --------   --------
Income from continuing operations before
  minority interest.......................    19,438     26,741     24,379     15,213     18,726
Minority interest.........................       248        241          9        387        220
                                            --------   --------   --------   --------   --------
Income from continuing operations(a)......  $ 19,190   $ 26,500   $ 24,370   $ 14,826   $ 18,506
                                            --------   --------   --------   --------   --------
                                            --------   --------   --------   --------   --------
Earnings from continuing operations per
  common chare:
    Basic.................................  $   1.49   $   2.05   $   1.93   $   1.22   $   1.51
                                            --------   --------   --------   --------   --------
                                            --------   --------   --------   --------   --------
    Diluted...............................  $   1.48   $   2.03   $   1.90   $   1.20   $   1.50
                                            --------   --------   --------   --------   --------
                                            --------   --------   --------   --------   --------
Basic weighted average number of shares
  outstanding.............................    12,905     12,896     12,633     12,177     12,250
                                            --------   --------   --------   --------   --------
                                            --------   --------   --------   --------   --------
Diluted weighted average number of shares
  outstanding.............................    12,985     13,036     12,850     12,318     12,325
                                            --------   --------   --------   --------   --------
                                            --------   --------   --------   --------   --------

---------

 (a) See our consolidated financial statements for a disclosure of the operating results and of the discontinued operations of Vital Pharma.

BALANCE SHEET AND OTHER DATA:

                                                               SEPTEMBER 30,
                                            ----------------------------------------------------
                                              2003       2002       2001       2000       1999
                                              ----       ----       ----       ----       ----
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Working capital:..........................  $ 98,469   $ 86,600   $ 70,493   $ 39,284   $ 41,791
Total assets..............................   223,078    205,077    191,560    172,831    157,310
Long-term debt, excluding current
  installments............................     --         1,560      1,842      2,711      2,179
Cash dividends ($0.19 per share in fiscal
  2003, $0.16 per share in fiscal
  1999-2002)..............................     2,486      2,070      1,974      1,991      1,975
Total shareholders' equity................   202,222    187,815    160,626    140,680    131,240

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations should be read together with the 'Selected Consolidated Financial Data' and our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those described in
Exhibit 99.1 to this annual report.

OVERVIEW

    We are a leading designer, manufacturer and marketer of medical products. Many of our products are single-patient use airway products. Our products address the anesthesia and respiratory/critical care markets as well as the sleep/personal ventilation markets and the pharmaceutical technology services market. See Note 21 to the financial statements for segment information.

    In fiscal 2002, we classified our Vital Pharma business as a discontinued operation. Accordingly, the results of Vital Pharma are not included in continuing operations in this 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' On October 30, 2003, the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. No further gain or loss was recorded on the sale.

    Our net revenue was derived from four business segments as follows during the periods indicated:

                                                        FISCAL YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------
PRODUCTS AND SERVICES                                     2003        2002        2001
---------------------                                     ----        ----        ----
                                                                 (IN THOUSANDS)
Anesthesia............................................  $ 75,949    $ 71,823    $ 69,059
Respiratory/critical care.............................    45,829      46,753      52,197
Sleep.................................................    45,580      39,628      30,380
Pharmaceutical technology services....................    18,105      14,175      11,506
Rebate allowance adjustment (1).......................    (3,300)      --          --
Other (2).............................................     --          1,639       --
                                                        --------    --------    --------
    Total.............................................  $182,163    $174,018    $163,142
                                                        --------    --------    --------
                                                        --------    --------    --------

---------

(1) Reflects an adjustment made during the second quarter of fiscal 2003. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations 'Critical Accounting Principles and Estimates.' This rebate adjustment relates to our anesthesia and respiratory/critical care segment.

(2) 'Other' relates primarily to one-time licensing revenue relating to our anesthesia segment recorded in the first quarter of fiscal 2002. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Principles and Estimates'.

    The percentage of our net revenue derived from each of our product lines was as follows during the periods indicated:

                                                                FISCAL YEARS ENDED
                                                                   SEPTEMBER 30,
                                                             -------------------------
PRODUCTS AND SERVICES                                        2003      2002      2001
---------------------                                        ----      ----      ----
Anesthesia.................................................   41.7%     41.3%     42.3%
Respiratory/critical care..................................   25.2      26.9      32.0
Sleep......................................................   25.0      22.8      18.6
Pharmaceutical technology services.........................    9.9       8.1       7.1
Rebate allowance adjustment................................  (1.8)      --        --
Other......................................................   --          .9      --
                                                             -----     -----     -----
    Total..................................................    100%    100.0%    100.0%
                                                             -----     -----     -----
                                                             -----     -----     -----

    We sell our products in over 55 countries worldwide. In the U.S., we sell most of our anesthesia and respiratory/critical care products primarily to hospitals using our direct sales force and certain major health care distributors. Outside of the U.S., most of our anesthesia and respiratory/critical care sales have been made through a strategic alliance agreement with a medical device manufacturer, Rusch GmbH. Our sleep/ventilation products are sold primarily outside of the U.S. through our direct sales force and country-specific distributors.

    We compensate our direct sales force principally though salary and commission payments, included in selling, general and administrative expenses. Sales to distributors are made at our established price. When the distributor provides us with documentation verifying that the product has been shipped to an end-user that is entitled to a price lower than our established price, we owe the distributor a rebate equal to the difference between our established price and the lower price to which that end-user is entitled. The allowance for rebates is recorded at the time the Company records the revenue for the product sold to the distributor. We record this sales rebate allowance as a reduction of gross revenue.

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

     On May 2, 2001, we purchased an additional 41% of Breas from two minority shareholders, for an initial payment of $3.7 million, with an earnout based on a formula of sales and profits.

     The final earnout payment to the two minority shareholders for the additional 41%, totaling $6.5 million, was made in April 2002.

     Our final purchase, amounting to $1.7 million, for the remaining 6% of the minority interest in Breas was completed in April 2002.

     The total purchase price for Breas was approximately $27 million.

     We accounted for our equity ownership in Breas under the equity accounting method for the fiscal year ended September 30, 1998 and for the first eight months of the following fiscal year. We reported our proportionate share of Breas' net income of $292,000 in fiscal 1998 and $178,000 in fiscal 1999 in other income/expense. Once we acquired a controlling position, we included all of Breas' results in our consolidated financial statements for the four months ended September 30, 1999, consisting of net revenue of $4.9 million and income before minority interest of $458,000, and for all subsequent periods. The portion of Breas that we did not own was recorded as a minority interest, reducing our net income for each reporting period.

     As part of the settlement of the earnout agreement with one of the minority shareholders, who was also the former chief executive officer of Breas, Breas acquired the former chief executive officer's ownership interest in SPRL Percussionaire. The purchase price for that interest is included in the $6.5 million payment. To complete the purchase of SPRL Percussionaire additional payments in the form of an earnout agreement were to be made to the founder of SPRL Percussionaire, and we accrued an amount due of $1,015,000 in September 2002. In fiscal 2003 Breas entered into a settlement agreement with the founder of SPRL Percussionaire and terminated this earnout agreement obligation.

SLEEP SERVICES OF AMERICA:

     In June 1998 through May 1999, we purchased $10.4 million of common stock and convertible preferred stock of National Sleep Technologies, a company engaged in the operation of diagnostic sleep centers.

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

     Initially, we reported our interest in National Sleep Technologies under the equity accounting method. As a result, our share of National Sleep Technologies' losses of $164,000 in fiscal 1998, $437,000 in fiscal 1999, and $235,000 in fiscal 2000 was included in our other income/expenses for our fiscal years 1998 and 1999 and for the first eight months of fiscal 2000. When we converted our preferred stock investment into common stock, we began consolidating the results of National Sleep Technologies in our consolidated financial statements. For the four months ended September 30, 2000, and the fiscal years ended September 30, 2001 and 2002, this business produced $4.2 million, $12.8 million, and $16.4 million in net revenue, respectively, and $443,000, $589,000 and $742,000 of net income, respectively, all of which was included in our results of operations. The portion of Sleep Services of America not owned by us is recorded as a minority interest. See 'Results of Operations' for fiscal 2003 and 2002 revenue and operating income information.

STELEX-TVG:

        On March 28, 2002, we acquired Stelex Inc. for $13.3 million in cash. Stelex was a private company which, like our subsidiary, The Validation Group, Inc., was engaged in regulatory compliance counseling. We structured the transaction as a merger of Stelex into The Validation Group, renamed the surviving corporation Stelex -- The Validation Group, Inc. and accounted for the transaction as a purchase. The subsidiary now operates under the name Stelex, Inc.

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

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $919,000 at September 30, 2003 and $638,000 at September 30, 2002. We
     determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Our sales to U.S. distributors are made at our established price. Each distributor subsequently provides us with documentation that our products have been shipped to particular end-users (i.e. particular hospitals). In general, the end-user is entitled, on a case by case basis, to a price lower than our established price. Accordingly, we owe the distributor a rebate -- the difference between the established price and the lower price to which the end-user is entitled -- upon our receipt of the documentation from the distributor. At the time that the distributor remits payment to us for the products purchased, the distributor deducts an amount for the related rebates.

     The allowance for rebates is recorded at the time we record the revenue for the product shipped to the distributor. The rebate is recorded as sales allowance reducing gross revenue.

     For several years, we utilized an historical moving average to estimate the allowance for rebates. Based upon a review conducted in connection with our filing of our Quarterly Report on Form 10Q for the quarter ended March 31, 2003, we concluded that the moving average estimate does not necessarily result in the appropriate liability due to the distributor. Accordingly, we have changed our method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor adjusting from estimate to actual at the time of remittance.

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

     We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. In the third quarter of fiscal 2003, the Company wrote-off certain inventory amounting to $647,000. Our inventory allowance for obsolescence was $981,000 at September 30, 2003 and $438,000 at September 30, 2002.

    Accounting Principles. For information regarding new accounting principles, see Note 1 of our notes to consolidated financial statements.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our revenue.

                                                                 FISCAL YEARS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                    2003      2002      2001
------------------------------------------                    ----      ----      ----
Net revenue.................................................  100.0%    100.0%    100.0%
Gross profit................................................   49.7      50.1      52.1
Operating expenses..........................................   31.9      27.4      31.3
Income from continuing operations...........................   10.5      15.2      14.9
Net income..................................................    7.8      14.4       6.2

COMPARISON OF RESULTS FOR THE YEAR ENDED SEPTEMBER 30, 2003 TO THE YEAR ENDED SEPTEMBER 30, 2002

    Net Revenue. Total net revenue increased 4.7%, from $174.0 million for the year ended September 30, 2002 to $182.2 million for the year ended September 30, 2003. Of the 4.7% increase, 2.4% is attributable to favorable foreign exchange rates. Increased sales volume was partially offset by a $3.3 million adjustment recorded in the second quarter to the rebate allowance (see Note 1 to the Consolidated Financial Statements). This rebate allowance adjustment is attributable to our anesthesia and respiratory/critical care segments. Of our total revenues, $136.9 million (or 75.1%) were derived from domestic sales and $45.3 million (or 24.9%) were derived from international sales. Domestic revenues increased 1.0%, from $135.4 million for the year ended September 30, 2002 to $136.9 million for the year ended September 30, 2003. The 1.0% increase resulted from increases in our Anesthesia, Sleep and Pharmaceutical Technology Services segments offsetting declines in our Respiratory/Critical Care segments, and the above mentioned rebate adjustment (See Note 1 to the Consolidated Financial Statements). International revenues increased 17.5% (6.1% increase excluding foreign exchange), from $38.6 million for the year ended September 30, 2002 to $45.3 million for the year ended September 30, 2003, principally from increased volumes related to our new distribution agreement entered into in September 2002 with Rusch. Following are the net revenues by business segment for the year ended September 30, 2003 compared to the year ended September 30, 2002.

                          REVENUE BY BUSINESS SEGMENT

                                                        FOR THE YEAR ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------           PERCENT
                                                      2003       %       2002       %     CHANGE
                                                      ----       -       ----       -     ------
Anesthesia........................................  $ 75,949    41.7   $ 71,823    41.3     5.7%
Respiratory/Critical Care.........................    45,829    25.2     46,753    26.9    (2.0%)
Sleep.............................................    45,580    25.0     39,628    22.8    15.0%
Pharmaceutical Technology Services................    18,105     9.9     14,175     8.1    27.7%
Rebate allowance adjustment.......................    (3,300)   (1.8)     --                0.9%
Other (*).........................................     --                 1,639    NA        NA
                                                    --------   -----   --------   -----     ---
                                                    $182,163   100.0   $174,018   100.0     4.7%
                                                    --------           --------             ---
                                                    --------           --------             ---

---------

* 'Other' relates primarily to one-time licensing revenue recorded in the first quarter of fiscal 2002 in the anesthesia business segment. Income from continuing operations related to this one-time licensing revenue was $1,439,000 before taxes ($953,000 after taxes).

    Sales of anesthesia products increased 5.7% from $71.8 million for the year ended September 30, 2002 to $75.9 million for the year ended September 30, 2003. This increase was due to volume growth in anesthesia circuits including our Limb-[th]'TM', a patented anesthesia circuit, which increased 74% to $4.8 million, increased international revenues and increased revenue in our Thomas Medical Products subsidiary, which increased 13% to $18.7 million. Domestic sales of anesthesia products increased 3.7%, from $67.3 million for the year ended September 30, 2002 to $69.8 million for the year ended September 30, 2003, principally due to the aforementioned Limb-[th]'TM' and Thomas Medical Product increases, offset by the above mentioned rebate adjustment. International sales of anesthesia products increased 36.0%, from $4.5 million to $6.1 million, principally from increased volumes related to our new distribution agreement entered into in September 2002 with Rusch.

    Sales of respiratory/critical care products decreased 2.0%, from $46.8 million for the year ended September 30, 2002 to $45.8 million for the year ended September 30, 2003. This was due primarily to lower domestic sales volumes which declined 6.3%, from $35.4 million to $33.2 million, due principally to a highly competitive market. International sales of respiratory/critical care products increased 12.4% from $11.3 million for the year ended September 30, 2002 to $12.7 million for the year ended September 30, 2003 principally from increased volumes related to our new distribution agreement entered into in September 2002 with Rusch.

    Our sleep segment revenues increased 15.0% (an increase of 4.1% excluding favorable foreign exchange), from $39.6 million for the year ended September 30, 2002 to $45.6 million for the year ended September 30, 2003. Sleep Services of America's revenues increased 10.7% from $16.4 million for the year ended September 30, 2002 to $18.2 million for the year ended September 30, 2003. This growth was due primarily to the merger of our National Sleep Technologies subsidiary with a subsidiary of Johns Hopkins Health System in the second quarter of fiscal 2002. Our Breas subsidiary increased revenues 18.1% (an increase of 0.2% excluding favorable foreign exchange) from $23.2 million for the year ended September 30, 2002 to $27.4 million for the year ended September 30, 2003. Breas' relatively flat revenues resulted from increased competition in the market place.

    Service revenues in the Pharmaceutical Technology Services segment increased 27.7%, from $14.2 million for the year ended September 30, 2002 to $18.1 million for the year ended September 30, 2003, primarily due to the acquisition of Stelex Inc, in the second quarter of fiscal 2002.

    Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 5.5% from $86.8 million for the year ended September 30, 2002 to $91.6 million for the year ended September 30, 2003.

    Cost of goods sold increased 4.4%, from $68.8 million for the year ended September 30, 2002 to $71.9 million for the year ended September 30, 2003. The $3.1 million increase results primarily from an increase of approximately $2.3 million at our Breas subsidiary due to foreign exchange rate changes; the write-off of certain inventory amounting to $1.1 million resulting from our continuing evaluation of inventory; and $243,000 representing a twelve-month volume related expense adjustment from a supplier. These increases were partially offset by approximately $500,000 of savings realized from cost improvement projects at our New Jersey and Colorado plants.

    Cost of services performed increased 9.8%, from $18.0 million for the year ended September 30, 2002 to $19.7 million for the year ended September 30, 2003, reflecting the increased pharmaceutical technology outsourcing services achieved with the acquisition of Stelex Inc. in the second quarter of fiscal 2002 and the increased volume in sleep services revenue resulting from the merger in the second quarter of fiscal 2002 of our National Sleep Technologies subsidiary with the Johns Hopkins Health System subsidiary.

    Gross Profit. Our gross profit increased 3.8%, from $87.2 million for the year ended September 30, 2002 to $90.6 million for the year ended September 30, 2003. Our overall gross profit margin was 49.7% for the year ended September 30, 2003 and 50.1% for the year ended September 30, 2002. In addition to the items noted above in cost of goods sold and cost of services, the decrease in gross margin percentage primarily reflects the increase in rebate expense (see Note 1 to the Consolidated Financial Statements); charges for the write off of certain inventory (see Note 3 to the Consolidated Financial Statements) and, to a lesser extent, the lower gross margin realized from a change in mix attributable to the increase in revenues of our Sleep and Pharmaceutical Technology Services segments, which operate at a lower gross margin. For gross profit information related to our four segments, refer to Note 21 to the Consolidated Financial Statements.

OPERATING EXPENSES

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.1%, from $44.2 million for the year ended September 30, 2002 to $51.3 million for the year ended September 30, 2003. The $7.1 million increase primarily reflects $3.0 million associated with additional employee levels and other expense resulting from the acquisition of Stelex Inc; an increase of approximately $1.3 million in selling, general and administrative expenses at our Breas subsidiary due to foreign exchange rate changes; increases of $1.0 million in business and health insurance costs; $651,000 in accounting and legal expenses (including $550,000 for accounting and legal expenses applicable to a complaint filed against the company by a former Chief Financial Officer of the Company and related matters ((see Note 16 to the Consolidated Financial Statements)); a $186,000 charge for data processing charges for the past year; and increased other expense of approximately $824,000, primarily relating to compensation expense.

    Research and Development Expenses. Research and development expenses decreased by approximately $744,000, or 11.2%, from $6.6 million for the year ended September 30, 2002 to $5.9 million for the year ended September 30, 2003.

    Impairment charge for China operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1,578,000 related principally to its Chinese distributor based on an evaluation of its business in China. At that time, the Company believed that it would be able to renegotiate its agreement with its Chinese distributor to preserve some of its business in that country. In May of 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable, and in the third quarter of fiscal 2003 wrote-off all amounts due from this distributor, amounting to $553,000. In September 2003, the Company received $420,000 in cash from this distributor and the Company is in the process of receiving certain inventory. Accordingly, in the fourth quarter of fiscal 2003, the Company recorded that payment as income. See Note 14 to the Consolidated Financial Statements.

    Reversal of litigation accrual. In September 1996, a patent infringement action was filed in Japan against an OEM medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five- percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgement to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding. The Company reversed the $5,006,000 accrual associated with this litigation during the year ended September 30, 2002.

    Other Expense/(Income) -- Net. Other expense(income) increased $412,000 from $305,000 for the year ended September 30, 2002 to $717,000 for the year ended September 30, 2003. This was primarily due to a $322,000 charge relating to the costs for a discontinued public offering and $151,000 of closure expenses for Breas sales offices and other increases of $60,000, offset by a reduction of $121,000 for product contributions to charitable organizations.

OTHER ITEMS

    Interest Income and Expense. Interest income increased 2.5%, from $638,000 for the year ended September 30, 2002 to $654,000 during the year ended September 30, 2003, resulting from increased amount of cash available for investment, offset by the decrease in available interest rates.

    Interest expense increased $731,000, from $179,000 for the year ended September 30, 2002 to $910,000 during the year ended September 30, 2003. This was primarily due to $690,000 of interest charges in connection with the IRS examination of the Company's 1997, 1998 and 1999 Federal Income Tax returns and $70,000 for the refiling of certain state income tax returns (see Note 18 to the

Consolidated Financial Statements). These increases were partially offset by reduced interest relating to decreased levels of debt.

    Provision for Income Taxes. The provision for income tax expense for the year ended September 30, 2003 and 2002 was $12.8 million and $13.2 million, reflecting effective tax rates of 39.7% and 33.1% for these periods, respectively. Included in the provision for the year ended September 30, 2003 is an additional provision of $1.2 million resulting from an examination, in the Internal Revenue Service's normal course, of the Company's 1997, 1998 and 1999 Federal income tax returns and an additional incremental tax expense of $297,000 for certain state tax returns for prior periods which have been or are in the process of being re-filed. The Internal Revenue Service completed its examination in the fourth quarter of fiscal 2003. See Note 18 to the Consolidated Financial Statements.

    Discontinued Operations. In September 2002, we adopted a formal plan to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, effective September 2002 the results for Vital Pharma have been reclassified as a discontinued operation for all periods presented. Based upon an appraisal of Vital Pharma's assets and several non-binding bids received for its Vital Pharma business, the Company lowered its investment in Vital Pharma to $2,500,000 and expensed an additional $5,333,000 ($3,402,000 after tax) which is included in discontinued operations. Consequently, the loss from operations, net of tax benefits, of Vital Pharma for the year ended September 30, 2003 was $4,968,000, which represents an additional loss of $3,513,000 over the loss from operations of Vital Pharma of $1,455,000 experienced in the year ended September 30, 2002. On October 30, 2003, the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. No gain or loss was recorded on the sale.

COMPARISON OF RESULTS FOR THE YEAR ENDED SEPTEMBER 30, 2001 TO THE YEAR ENDED SEPTEMBER 30, 2002

    Net Revenue. Net revenue increased 6.7% from $163.1 million for the fiscal year ended September 30, 2001 to $174.0 million for the fiscal year ended September 30, 2002. This increase was primarily due to growth in our anesthesia, pharmaceutical technology services and sleep businesses.

                          REVENUE BY BUSINESS SEGMENT

                                                        FOR THE YEAR ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------           PERCENT
                                                      2002       %       2001       %     CHANGE
                                                      ----       -       ----       -     ------
Anesthesia........................................  $ 71,823    41.3   $ 69,059    42.3      4.0%
Respiratory/Critical Care.........................    46,753    26.9     52,197    32.0    (10.4%)
Sleep.............................................    39,628    22.8     30,380    18.6     30.4%
Pharmaceutical Technology Services................    14,175     8.1     11,506     7.1     23.2%
Other*............................................     1,639      .9         --      NA      N/A
                                                    --------   -----   --------   -----    -----
                                                    $174,018   100.0   $163,142   100.0      6.7%
                                                    --------           --------            -----
                                                    --------           --------            -----

    *'Other' relates primarily to one-time licensing revenue recorded in the first quarter of fiscal 2002 in the anesthesia business segment. Income from continuing operations related to this one-time licensing revenue was $1,439,000 before taxes ($953,000 after taxes).

    Sales of anesthesia products increased 4.0%, from $69.0 million for the year ended September 30, 2001 to $71.8 million for the year ended September 30, 2002. This increase was due primarily to volume growth in anesthesia circuit sales (including sales of related products) led by our new anesthesia breathing circuit, Limb-[th]'TM'.

    Sales of respiratory/critical care products decreased 10.4%, from $52.2 million for the year ended September 30, 2001 to $46.8 million for the year ended September 30, 2002, due primarily to the discontinuance of a product line and lower international sales.

    Sales in our sleep business increased 30.4%, from $30.4 million for the year ended September 30, 2001 to $39.6 million for the year ended September 30, 2002, due primarily to growth in sales of continuous positive airway pressure systems and the merger of National Sleep Technologies with HSI

Medical Services, a subsidiary of The Johns Hopkins Health System Corporation, to form Sleep Services of America, effective January 1, 2002.

    Pharmaceutical technology services increased 23.2%, from $11.5 million for the year ended September 30, 2001 to $14.1 million for the year ended September 30, 2002, primarily due to the acquisition of Stelex.

    Cost of Goods Sold and Services Performed. Cost of goods sold increased 7.5%, from $64.0 million for the year ended September 30, 2001 to $68.8 million for the year ended September 30, 2002. This increase was primarily due to increased sales volume. Also included in this cost in the year ended September 30, 2002 is a one-time charge of $319,000 for the writedown of certain inventory relating to our Breas subsidiary.

    Cost of services performed increased 27.7%, from $14.1 million for the year ended September 30, 2001 to $18.0 million for the year ended September 30, 2002, reflecting increased volume in sleep services revenue resulting from the merger with HSI, Inc. in January 2002.

    Gross Profit. Our gross profit increased 2.5%, from $85.1 million for the year ended September 30, 2001 to $87.2 million for the year ended September 30, 2002. Our gross profit margin decreased from 52.1% for the year ended September 30, 2001 to 50.1% for the year ended September 30, 2002, resulting from the growth in our sleep and pharmaceutical technology services businesses, which realize a lower gross margin, and the writedown amounting to $319,000 of the carrying value of certain inventory at our Breas subsidiary. For information regarding the gross profit of each segment, see Note 21 to the Notes to the Consolidated Financial Statements.

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

    Offsetting this benefit was an impairment charge of $1,578,000 related principally to our Chinese subsidiary, based on an evaluation of its business.

    During the year ended September 30, 2001, the Company recorded impairment charges of $2.1 million relating to the writedown of certain investments. These impairments and other charges (credits) all relate to the Company's anesthesia and respiratory/critical care business segments.

    Goodwill Amortization. We amortized $1,120,000 of goodwill for the fiscal year ended September 30, 2001. As a result of the adoption of SFAS No. 142, we did not amortize any goodwill during the year ended September 30, 2002 or thereafter.

    Other (Income) Expense -- Net. Other (income) expense included in operating income, changed $695,000, or by 178.2% from a net other income of $390,000 for the year ended September 30, 2001 to a net expense of $305,000 for the year ended September 30, 2002. Included in the fiscal 2001 operating income amount was $773,000 relating to an arbitration award in our favor.

OTHER ITEMS

    Interest Income and Interest Expense. Interest income decreased 34.6%, from $976,000 during the year ended September 30, 2001 to $638,000 during the year ended September 30, 2002, reflecting the general reduction experienced in interest rates. Interest expense decreased 82.6% from $1,028,000 during the year ended September 30, 2001 to $179,000 during the year ended September 30, 2002 reflecting the payment by Vital Signs, Inc. of debt owed by our subsidiaries.

    Provision for Income Taxes. The provision for income tax expense for the year ended September 30, 2002 was $13.2 million as compared to $9.8 million for the year ended September 30, 2001, reflecting effective tax rates of 33.1% and 28.7% for these periods, respectively. The increase in the effective tax rate primarily reflects the reduction of certain tax credits for research and development, and a lower benefit from our foreign sales corporation.

    Discontinued Operations. In September 2002, we adopted a formal plan to sell our Vital Pharma, Inc. subsidiary, a fully integrated contract manufacturer that utilizes blow-fill-seal technology. Accordingly, the results for Vital Pharma have been reclassified as a discontinued operation for all periods presented. The loss from operations of Vital Pharma for the year ended September 30, 2002 was $1,455,000. The loss from operations of Vital Pharma of $14,267,000 experienced in the year ended September 30, 2001, included the impairment of assets relating to Vital Pharma's machine division of $12.9 million, net of tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At September 30, 2003, we had no long-term debt. We have reclassified our Industrial Revenue Bonds payable of $1,690,000 as a current liability, as we decided to prepay in full our obligation on these bonds on December 1, 2003 and have done so. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at September 30, 2003.

    Vital Signs continues to rely upon cash flows from its operations. During the year ended September 30, 2003, cash and cash equivalents increased by $26.4 million. Operating activities provided $33.4 million net cash, of which $35.4 million was provided by continuing operations, offset by $1.9 million of cash used in our discontinued operations at Vital Pharma. Investing activities used $4.5 million, of which $3.7 million was used for capital expenditures, $518,000 for capitalized software, and $397,000 for capitalized patent costs, and $186,000 was provided through the sale of available for sale securities. Financing activities used $4.6 million, consisting of: $2.5 million paid for dividends; $2.6 million used to repurchase 100,300 shares of the Company's stock and $265,000 used to pay down debt. These amounts were offset by $746,000 of cash received upon the exercise of stock options.

    Cash and cash equivalents were $55.7 million at September 30, 2003 as compared to $29.3 million at September 30, 2002 (see Note 1 to the Company's Consolidated Financial Statements). At September 30, 2003 our working capital was $98.5 million as compared to $86.6 million at September 30, 2002. At September 30, 2003 our current ratio was 6.5 to 1, as compared to 7.6 to 1 at September 30, 2002.

    Our capital investments vary from year to year, based in part on capital demands of newly acquired businesses. Capitalized costs include additions to property, plant and equipment, as well as capitalized software development costs and capitalization of patent costs. Capitalized costs were $4.7 million, $3.9 million and $1.9 million during fiscal 2003, 2002 and 2001, respectively. In fiscal 2003 capitalized costs were approximately $4.7 million, and included expenditures for equipment used as part of cost improvement projects at our New Jersey facility ($1.6 million), Colorado facility ($1.5 million), California facility ($380,000) and Thomas Medical Products facility ($229,000), and the capitalized costs of software development ($518,000) and patents ($397,000).

    We expect that our capitalized costs in the future will depend in part upon the capital requirements of any businesses that we acquire. We are in the process of evaluating our information processing capabilities and potential upgrades or replacements to these systems. Additional capital expenditures will be required for these purposes. Non-capital expenditures related to these items may also be incurred.

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

    Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Through September 30, 2003, we had repurchased 100,300 shares for $2,583,000, before commissions of $4,000, at an average price of $25.71. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

    Our Board of Directors has approved $2.5 million in dividends (amounting to $.19 per share) in the current fiscal year. On November 4, 2003 the Board approved a $0.01 increase in the quarterly dividend from $.05 per share to $0.06 per share payable on November 25, 2003 to shareholders of record on November 17, 2003.

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

    At September 30, 2003, 2002 and 2001, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 22 of Notes to the Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risks, including the impact of material price changes, changes in the market value of our investments, foreign currency fluctuations and, to a lesser extent, interest rate changes. In the normal course of business as described below, we employ policies and procedures with the objective of limiting the impact of market risks on earnings and cash flows and to lower our overall borrowing costs.

    The impact of interest rate changes is not material to our financial condition. We do not enter into interest rate transactions for speculative purposes.

    Our international net revenue represents approximately 24.9% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 58.5% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instruments (i.e. foreign exchange forward or option contracts) as of September 30, 2003.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-1
Consolidated Balance Sheet as of September 30, 2003 and
  2002......................................................  F-2
Consolidated Statement of Income for the years ended
  September 30, 2003, 2002 and 2001.........................  F-3
Consolidated Statement of Stockholders' Equity for the years ended September 30, 2003, 2002 and 2001...................  F-4
Consolidated Statement of Cash flows for the years ended
  September 30, 2003, 2002 and 2001.........................  F-5
Notes to Consolidated Financial Statements..................  F-6

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
VITAL SIGNS, INC.

    We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                          GOLDSTEIN GOLUB KESSLER LLP

New York, New York
November 5, 2003, except
for the fourth paragraph
of Note 16, as to which the
date is December 26, 2003.

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                 (IN THOUSANDS
                                                                  OF DOLLARS)
                           ASSETS
Current Assets:
    Cash and cash equivalents (Note 1)......................  $ 55,660   $ 29,303
    Accounts receivable, less allowances for rebates and
      doubtful accounts of $7,075 and $4,661, respectively
      (Notes 1, 19 and 20)..................................    29,436     35,392
    Inventory (Notes 1 and 3)...............................    21,857     21,024
    Prepaid expenses (Note 4)...............................     3,239      3,780
    Other current assets (Note 5)...........................     4,129      2,305
    Assets of discontinued business (Note 2)................     2,104      7,846
                                                              --------   --------
        Total current assets................................   116,425     99,650
Property, plant and equipment -- net (Notes 1, 7 and 8).....    32,306     30,867
Marketable securities (Notes 1 and 6).......................                  186
Goodwill -- net (Notes 1 and 2).............................    69,506     69,516
Deferred income taxes (Notes 1 and 18)......................     1,519      1,851
Other assets (Note 10)......................................     3,322      3,007
                                                              --------   --------
        Total Assets........................................  $223,078   $205,077
                                                              --------   --------
                                                              --------   --------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable........................................  $  6,072   $  3,940
    Current portion of long-term debt (Note 9)..............     1,690        395
    Accrued expenses (Note 11)..............................     6,071      6,968
    Income taxes payable (Note 18)..........................     3,392         12
    Other current liabilities (Note 12).....................       228      1,015
    Liabilities of discontinued business (Note 2)...........       503        720
                                                              --------   --------
        Total current liabilities...........................    17,956     13,050
Long-term debt (Note 9).....................................     --         1,560
                                                              --------   --------
        Total Liabilities...................................    17,956     14,610
                                                              --------   --------
Minority interest...........................................     2,900      2,652
                                                              --------   --------
Commitments and contingencies (Notes 2, 15 and 16)
Stockholders' Equity (Note 17)
    Common stock -- no par value; authorized 40,000,000
      shares, issued and outstanding and 12,915,566 and
      12,938,002, respectively..............................    30,467     30,812
    Accumulated other comprehensive income (loss) (Notes 1
      and 6)................................................     1,827     (1,189)
    Retained earnings.......................................   169,928    158,192
                                                              --------   --------
    Stockholders' equity....................................   202,222    187,815
                                                              --------   --------
        Total Liabilities and Stockholders' Equity..........  $223,078   $205,077
                                                              --------   --------
                                                              --------   --------

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                                                ------------------------------------
                                                                  2003          2002          2001
                                                                  ----          ----          ----
                                                                        (IN THOUSANDS EXCEPT
                                                                         PER SHARE AMOUNTS)
Revenue: (Note 1)
    Net sales.............................................      $145,879      $143,428      $138,842
    Service revenue.......................................        36,284        30,590        24,300
                                                                --------      --------      --------
                                                                 182,163       174,018       163,142
                                                                --------      --------      --------
Cost of goods sold and services performed:
    Cost of goods sold....................................        71,887        68,842        64,027
    Cost of services performed............................        19,721        17,961        14,053
                                                                --------      --------      --------
                                                                  91,608        86,803        78,080
                                                                --------      --------      --------
Gross profit..............................................        90,555        87,215        85,062
                                                                --------      --------      --------
Operating expenses:
    Selling, general and administrative...................        51,338        44,216        41,063
    Research and development..............................         5,871         6,615         6,937
    Reversal of litigation accrual (Note 14)..............         --           (5,006)        --
    Impairment charge for China operations in 2003 and
      2002 and for other assets in 2001 (Note 14).........           133         1,578         2,107
    Other expense (income) -- net (Notes 1 and 13)........           717           305          (390)
    Goodwill amortization.................................         --            --            1,120
                                                                --------      --------      --------
                                                                  58,059        47,708        50,837
                                                                --------      --------      --------
Operating Income..........................................        32,496        39,507        34,225
Interest (income) expense:
    Interest income.......................................          (654)         (638)         (976)
    Interest expense......................................           910           179         1,028
                                                                --------      --------      --------
                                                                     256          (459)           52
                                                                --------      --------      --------
Income from continuing operations before provision for
  income taxes and minority interest......................        32,240        39,966        34,173
Provision for income taxes (Note 18)......................        12,802        13,225         9,794
                                                                --------      --------      --------
Income from continuing operations before minority
  interest................................................        19,438        26,741        24,379
Minority interest in income...............................           248           241             9
                                                                --------      --------      --------
Income from continuing operations.........................        19,190        26,500        24,370
Discontinued Operations (Note 2):.........................        (4,968)       (1,455)      (14,267)
                                                                --------      --------      --------
Net income................................................      $ 14,222      $ 25,045      $ 10,103
                                                                --------      --------      --------
                                                                --------      --------      --------
Earnings (loss) per Common Share:
    Basic Income per share from continuing operations.....      $   1.49      $   2.05      $   1.93
                                                                --------      --------      --------
                                                                --------      --------      --------
    Discontinued operations...............................      $  (0.39)     $  (0.11)     $  (1.13)
                                                                --------      --------      --------
                                                                --------      --------      --------
    Net earnings..........................................      $   1.10      $   1.94      $   0.80
                                                                --------      --------      --------
                                                                --------      --------      --------
    Diluted Income per share from continuing operations...      $   1.48      $   2.03      $   1.90
                                                                --------      --------      --------
                                                                --------      --------      --------
    Discontinued operations...............................      $  (0.38)     $  (0.11)     $  (1.11)
                                                                --------      --------      --------
                                                                --------      --------      --------
    Net earnings..........................................      $   1.10      $   1.92      $   0.79
                                                                --------      --------      --------
                                                                --------      --------      --------
Basic weighted average number of shares outstanding.......        12,905        12,896        12,633
                                                                --------      --------      --------
                                                                --------      --------      --------
Diluted weighted average number of shares outstanding.....        12,985        13,036        12,850
                                                                --------      --------      --------
                                                                --------      --------      --------
Dividends declared per common share.......................      $    .19      $    .16      $    .16
                                                                --------      --------      --------
                                                                --------      --------      --------

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          ACCUMULATED
                                      COMMON STOCK           OTHER
                                  --------------------   COMPREHENSIVE   RETAINED   STOCKHOLDERS'    COMPREHENSIVE
                                    SHARES     AMOUNT    INCOME (LOSS)   EARNINGS       EQUITY          INCOME
                                    ------     ------    -------------   --------       ------          ------
                                                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Balance at September 30, 2000...  12,307,831   $15,132      $(1,540)     $127,088      $140,680
Net income......................                                           10,103        10,103         $10,103
Repurchase of common stock......     (47,414)     (154)                                    (154)
Common stock issued under
  various incentive plans.......     675,239    11,942                                   11,942
Adjustment for aggregate
  unrealized gain on marketable
  securities....................                                 17                          17              17
Tax benefit from employees' and
  directors' stock option plans
  (Note 18).....................                   759                                      759
Foreign currency translation
  loss..........................                               (747)                       (747)           (747)
Dividends paid ($.16 per
  share)........................                                           (1,974)       (1,974)
                                  ----------   -------      -------      --------      --------         -------
Balance at September 30, 2001...  12,935,656   $27,679      $(2,270)     $135,217      $160,626
    Comprehensive income........                                                                        $ 9,373
                                                                                                        -------
                                                                                                        -------
Net income......................                                           25,045        25,045         $25,045
Repurchase of common stock......     (61,000)   (2,268)                                  (2,268)
Common stock issued under
  various incentive plans.......      63,346     1,341                                    1,341
Acquisition of SSA..............                 1,888                                    1,888
Tax benefit from employees' and
  directors' stock option plans
  (Note 18).....................                 2,172                                    2,172
Adjustment for aggregate
  unrealized gain on marketable
  securities....................                                  5                           5               5
Foreign currency translation
  gain..........................                              1,076                       1,076           1,076
Dividends paid ($.16 per
  share)........................                                           (2,070)       (2,070)
                                  ----------   -------      -------      --------      --------         -------
Balance at September 30,
  2002:.........................  12,938,002   $30,812      $(1,189)     $158,192      $187,815
    Comprehensive income........                                                                        $26,126
                                                                                                        -------
                                                                                                        -------
Net income......................                                           14,222        14,222         $14,222
Repurchase of common stock......    (100,300)   (2,579)                                  (2,579)
Common stock issued under
  various incentive plans.......      77,864     1,936                                    1,936
Tax benefit from employees and
  directors' stock option plans
  (Note 18).....................                   298                                      298
Adjustment for aggregate
  unrealized gain on marketable
  securities....................                                  3                           3               3
Foreign currency translation
  gain..........................                              3,013                       3,013           3,013
Dividends paid ($.19 per
  share)........................                                           (2,486)       (2,486)
                                  ----------   -------      -------      --------      --------         -------
Balance at September 30, 2003...  12,915,566   $30,467      $ 1,827      $169,928      $202,222
                                  ----------   -------      -------      --------      --------
                                  ----------   -------      -------      --------      --------
    Comprehensive income........                                                                        $17,238
                                                                                                        -------
                                                                                                        -------

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                2003         2002        2001
                                                                ----         ----        ----
                                                                  (IN THOUSANDS OF DOLLARS)
Cash flows from operating activities:
    Net income..............................................   $14,222     $ 25,045     $10,103
    Add loss from discontinued operations...................     4,968        1,455      14,267
                                                               -------     --------     -------
    Income from continuing operations.......................    19,190       26,500      24,370
    Adjustments to reconcile income from continuing
      operations to net cash provided by continuing
      operations:
        Depreciation and amortization.......................     4,391        4,004       4,264
        Deferred income taxes...............................       181        2,921         998
        Impairment charge...................................       133        1,578       2,107
        Minority interest...................................       248          241           9
        Non cash gain on litigation accrual reversal........     --          (5,006)      --
        Amortization of goodwill............................     --          --           1,120
        Tax benefit for stock options.......................       297        2,172         759
        Increase in rebate allowance........................     3,300       --           --
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable..............     3,659         (274)     (7,142)
    Decrease (increase) in inventory........................       704        5,086      (4,006)
    Decease (increase) in prepaid expenses and other current
      asset.................................................      (975)       2,418      (3,242)
    Decrease (increase) in other assets.....................       755           34      (1,688)
    (Decrease) increase in accounts payable.................      (231)      (3,050)        814
    (Decrease) increase in accrued expenses.................    (1,313)        (300)      5,191
    Increase in income taxes payable........................     5,883       --           --
    (Decrease) in other liabilities.........................      (869)      (1,468)       (666)
                                                               -------     --------     -------
            Net cash provided by continuing operations......    35,353       34,856      22,888
            Net cash (used in) provided by discontinued
              operations....................................    (1,946)      (1,204)         62
                                                               -------     --------     -------
            Net cash provided by operating activities.......    33,407       33,652      22,950
                                                               -------     --------     -------
Cash flows from investing activities:
    Acquisition of property, plant and equipment............    (3,747)      (2,559)     (1,652)
    Capitalization of software development costs............      (518)        (300)      --
    Capitalization of patent costs..........................      (397)        (383)       (293)
    Proceeds from sales of available for sale securities....       186          305          65
    Acquisition of subsidiaries, net of cash acquired.......     --         (22,104)     (3,695)
                                                               -------     --------     -------
            Net cash used in investing activities...........    (4,476)     (25,041)     (5,575)
                                                               -------     --------     -------
Cash flows from financing activities:
    Dividends paid..........................................    (2,486)      (2,070)     (1,974)
    Proceeds from exercise of stock options.................       746        1,179      11,247
    Repurchase of common stock..............................    (2,579)      (2,268)       (154)
    Issuance of common stock................................     --             162         695
    Proceeds from short term notes payable..................     --          --          (2,607)
    Principal payments on long-term debt and notes
      payable...............................................      (265)      (7,534)       (970)
                                                               -------     --------     -------
            Net cash (used in) provided by financing
              activities....................................    (4,584)     (10,531)      6,237
                                                               -------     --------     -------
            Effect of foreign currency translation..........     2,010          194        (189)
                                                               -------     --------     -------
Net increase in cash and cash equivalents...................    26,357       (1,726)     23,423
Cash and cash equivalents at beginning of year..............    29,303       31,029       7,606
                                                               -------     --------     -------
Cash and cash equivalents at end of year....................   $55,660     $ 29,303     $31,029
                                                               -------     --------     -------
                                                               -------     --------     -------
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest............................................   $   909     $    185     $ 1,034
        Income taxes........................................   $ 6,373     $  3,441     $ 5,769

                 See Notes to Consolidated Financial Statements

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRINCIPAL BUSINESS ACTIVITIES

BUSINESS ACTIVITIES

    Vital Signs, Inc. ('VSI') and its subsidiaries (collectively the 'Company') design, manufacture and market single-patient use products for the anesthesia, respiratory/critical care, and sleep/personal ventilation markets. In addition, the Company has two subsidiaries that provide services, one for the diagnosis of sleep disorders through its sleep clinics, and the other for pharmaceutical technology services.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of VSI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. For comparability, certain 2002 and 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003.

ACCOUNTS RECEIVABLE

    Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company records allowances based on certain percentages of aged receivables. The percentages are based on historical payment experience and economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

INVENTORY

    Inventory, net of reserves for obsolete and slow moving goods, are stated at the lower of cost (first-in, first-out method) or market.

DEPRECIATION

    Depreciation and amortization of property, plant and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

INCOME TAXES

    Income taxes are based upon amounts included in the Consolidated Statement of Income. Deferred income taxes represent the tax effect of temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes.

REVENUE RECOGNITION

    For product sales, revenue is recognized in the same period as title to the product passes to the customer. For service revenue, revenue is recorded when the service is performed.

    As also noted in Note 20, certain of the Company's sales are made through national and regional medical supply distributors. During the second quarter of fiscal 2003, the Company reviewed and adjusted its estimate for rebates due to distributors. These rebates apply to the Company's anesthesia and respiratory/critical care segments. As background, the Company's sales to distributors, which represented 24%, 26%, and 27% of the Company's total revenue in fiscal years 2003, 2002, and 2001, respectively, are made at the Company's established price. Each distributor subsequently provides the Company with documentation that the Company's products have been shipped to particular end-users (i.e. particular hospitals). In general, the end-user is entitled, on a case-by-case basis, to a price lower than the Company's established price. Accordingly, the Company owes the distributor a rebate -- the difference between the established price and the lower price to which the end user is entitled -- upon the Company's receipt of the documentation from the distributor. At the time that the distributor remits payment to the Company for the products purchased, the distributor deducts an amount for the related rebates.

    The allowance for rebates is recorded at the time the Company records the revenue for the product shipped to the distributor. The rebate is recorded as a sales allowance, as a reduction of net revenue.

    The Company has, for several years, utilized an historical moving average to estimate the allowance for rebates. Based on the Company's review in the second quarter of fiscal 2003, the Company concluded that the moving average estimate did not necessarily result in the appropriate liability due to the distributor. Accordingly, the Company changed its method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user (adjusting from estimate to actual at the time of remittance), as well as estimates for inventory not yet sold by the distributor. As a result of its review of the rebate allowance, the Company recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003 to assure that the Company has established an appropriate allowance for rebate claims.

    Rebates were $44.4 million in fiscal 2003 (including the $3.3 million adjustment), $36.9 million in fiscal 2002, and $34.2 million in fiscal 2001.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets arising from business acquisitions are accounted for under the purchase method of accounting, and are accounted for under the Statement of Financial Accounting Standards ('SFAS') No. 142, 'Goodwill and Other Intangible Assets', which eliminated the amortization of goodwill and certain other intangible assets for fiscal years beginning after December 15, 2001. SFAS 142 was adopted by the Company, effective October 1, 2001. Prior year financial results included goodwill amortization, amortized over periods up to 40 years using the straight-line method.

    The following table presents what net income would have been had SFAS 142 been adopted in prior periods:

                                                               FOR THE YEAR ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                            2003      2002      2001
                                                            ----      ----      ----
                                                              (IN THOUSANDS EXCEPT
                                                               PER SHARE AMOUNTS)
Reported net income......................................  $14,222   $25,045   $10,103
Add back: goodwill amortization, net of tax..............    --        --          998
                                                           -------   -------   -------
Adjusted net income......................................  $14,222   $25,045   $11,101
                                                           -------   -------   -------
                                                           -------   -------   -------
Basic net income per share as reported...................  $  1.10   $  1.94   $   .80
Adjusted basic net income per share......................  $  1.10   $  1.94   $   .88
Diluted net income per share as reported.................  $  1.10   $  1.92   $   .79
Adjusted diluted net income per share....................  $  1.10   $  1.92   $   .86

    The Company reviews the carrying value of long-lived assets, including goodwill, on a periodic basis, or whenever events or changes in circumstances indicate that the amounts may not be recoverable. If the events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets.

    The Company performs an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. The Company completed this annual impairment test during the three-month period ended March 31, 2003 and found no impairment.

    Goodwill consists of the following:

                                                              FOR THE YEAR ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2003       2002
                                                                ----       ----
                                                                (IN THOUSANDS)
Beginning balance:..........................................  $69,516    $48,178
Goodwill acquired during the year...........................    --        21,338
Other.......................................................      (10)     --
                                                              -------    -------
Ending balance..............................................  $69,506    $69,516
                                                              -------    -------
                                                              -------    -------

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company believes it is not exposed to any significant credit risk with respect to its highly liquid investments in money market securities and its commercial banking facilities.

NET INCOME PER SHARE OF COMMON STOCK

    Basic net income per common share is computed using the weighted average number of shares outstanding. Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

    The following table sets forth the computation of basic and diluted net income per share:

                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                           2003        2002         2001
                                                           ----        ----         ----
                                                               (IN THOUSANDS, EXCEPT
                                                                 PER SHARE AMOUNTS)
Income applicable to common shares:
    Income from continuing operations..................   $19,190     $26,500     $ 24,370
    Loss from discontinued operations..................    (4,968)     (1,455)     (14,267)
                                                          -------     -------     --------
    Net income.........................................   $14,222     $25,045     $ 10,103
                                                          -------     -------     --------
                                                          -------     -------     --------
Shares outstanding
    Basic weighted average common shares outstanding...    12,905      12,896       12,633
    Dilutive effect of employee stock options..........        80         140          217
                                                          -------     -------     --------
    Diluted outstanding shares.........................    12,985      13,036       12,850
                                                          -------     -------     --------
                                                          -------     -------     --------
Earnings (loss) per common share:
Basic
    Income per share from continuing operations........   $  1.49     $  2.05     $   1.93
    Loss per share from discontinued operations........   $ (0.39)    $ (0.11)    $  (1.13)
                                                          -------     -------     --------
    Net earnings.......................................   $  1.10     $  1.94     $   0.80
                                                          -------     -------     --------
                                                          -------     -------     --------
Diluted
    Income per share from continuing operations........   $  1.48     $  2.03     $   1.90
    Loss per share from discontinued operations........   $ (0.38)    $ (0.11)    $  (1.11)
                                                          -------     -------     --------
    Net earnings.......................................   $  1.10     $  1.92     $   0.79
                                                          -------     -------     --------
                                                          -------     -------     --------

MARKETABLE SECURITIES

    As of September 30, 2003, the Company did not own any long term marketable securities. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities were debt securities and were classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in operations.

    Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in operations. The cost of securities sold is determined in accordance with the specific identification method.

CAPITALIZED SOFTWARE

    Software development costs are capitalized when technological feasibility is established and are being amortized to cost of goods sold over the estimated economic lives (generally three years) of the products that include such software.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company measures stock-based compensation cost for its employees and directors using Accounting Principles Board ('APB') Opinion No. 25, as is permitted by SFAS No. 123, Accounting for Stock-Based Compensation, and complies with the other provisions and the disclosure-only requirements of SFAS No. 123. Accordingly, the Company recognizes compensation expense for options granted to employees and directors as the difference, if any, between the market price of the underlying common stock on the date of grant and the exercise price of the option.

    If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the years ended September 30, 2003, 2002 and 2001, would approximate the pro forma amounts indicated in the table below (dollars in thousands except per share amounts):

                                                          YEAR ENDED SEPTEMBER 30,
                                                         ---------------------------
                                                          2003      2002      2001
                                                          ----      ----      ----
Net income -- as reported..............................  $14,222   $25,045   $10,103
Net income -- pro forma................................  $13,627   $24,680   $ 9,557
Basic net income per common share -- as reported.......  $  1.10   $  1.94   $   .80
Diluted net income per common share -- as reported.....  $  1.10   $  1.92   $   .79
Basic net income per common share -- pro forma.........  $  1.06   $  1.91   $   .76
Diluted net income per common share -- pro forma.......  $  1.05   $  1.89   $   .74

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 2003, 2002 and 2001, respectively: expected volatility of 50%, 50% and 36% respectively, risk-free interest rate of 3.8%, 5.2%, and 4.8%, respectively, dividend yield rate of .7%, ..5%.and .6%, respectively, and all options have expected lives of 5 years.

TRANSLATION OF FOREIGN CURRENCY FINANCIAL STATEMENTS

    The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of stockholders' equity (accumulated other comprehensive income (loss)) until there is a sale or liquidation of the underlying foreign subsidiary.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 2002, the Financial Accounting Standards Board ('FASB') issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123.' SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 'Accounting for Stock-Based Compensation', to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company has not changed its accounting for stock-based employee compensation, but is complying with the disclosure requirements in SFAS No. 148.

    In April 2003 the FASB issued SFAS No. 149, 'Amendment of Statement 133 on Derivative Instruments and Hedging Activities.' SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities'. The Company does not believe that SFAS 149 will have a material effect on the Company's financial position or results of operations.

    In May 2003 the FASB issued SFAS No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company does not believe that SFAS 150 will have a material effect on the Company's financial position or results of operations.

    In November 2002, the Emerging Issues Task Force ('EITF') issued EITF 00-21, 'Revenue Arrangements with Multiple Deliverables.' This consensus provides guidance in determining when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The provisions of EITF 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that EITF 00-21 will have a material effect on the Company's financial position or results of operations.

    In January 2003, the FASB issued Interpretation No. 46, 'Consolidation of Variable Interest Entities' (FIN 46). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to all entities in the first fiscal year beginning after December 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Based on its assessment of FIN 46, the Company has concluded that it currently has no investments in any variable interest entities.

    The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2 -- ACQUISITIONS/DISPOSITIONS

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

SLEEP SERVICES OF AMERICA, INC./NATIONAL SLEEP TECHNOLOGIES, INC.

    The Company invested cash of $5.3 million in 1998 and $5.1 million in 1999 for common share ownership in National Sleep Technologies, Inc. ('NST'), a privately held company. In 1999, the common share ownership in NST was renegotiated into a convertible preferred stock investment. In the third quarter of fiscal 2000, the Company converted its preferred stock holdings in NST into common stock. Upon such conversion, the Company acquired an 84% ownership in NST. The Company has reflected the operations of NST as a consolidated subsidiary as of June 1, 2000. On January 1, 2002 NST completed its merger with HSI Medical Services, Inc. ('HSI'), a subsidiary of the Johns Hopkins Health System Corporation, with the merged entity known as Sleep Services of America, Inc. ('SSA'). This transaction resulted in a 62% ownership of SSA by the Company, with an affiliate of Johns Hopkins Health System Corporation ('Hopkins') receiving a 29% equity interest in SSA and the other minority shareholders of NST receiving a 9% interest in SSA. In this transaction NST issued 7,921,408 shares of its common stock with a fair value of approximately $4,753,000, along with warrants to purchase 326,791 shares of NST's common stock in exchange for all of the outstanding common stock of HSI. The assets acquired, consisting principally of cash and property and equipment, amounted to approximately $1.7 million and liabilities assumed, consisting principally of accounts payable and accrued expenses, amounted to approximately $.4 million. The excess of the purchase price over the fair value of the net assets acquired, goodwill, in this transaction was approximately $3,561,000. Subsequently, the Company paid approximately $600,000 for the purchase of shares of some of the minority shareholders to increase its ownership to approximately 68% and reduce the minority ownership (exclusive of Hopkins) to 3%. The above acquisitions have been accounted for as purchases resulting in goodwill of approximately $12.8 million, which is not deductible for income tax purposes and which is included in the sleep segment. The goodwill was recognized in accordance with SFAS No. 142 'Goodwill and Other Intangible Assets.'

BREAS MEDICAL AB

    Through September 30, 2000, the Company had acquired a 53% interest in Breas Medical AB ('Breas'), a European manufacturer of personal ventilators for obstructive sleep apnea ('OSA') and other applications, for an aggregate investment of approximately $15.2 million. The assets acquired amounted to approximately $7 million and liabilities assumed amounted to approximately $2 million. This acquisition has been accounted for as a purchase, resulting in an excess of purchase price over the fair value of net assets acquired of approximately $11.5 million. As of May 2, 2001, the Company purchased an additional 41% of Breas from two minority shareholders, bringing the Company's ownership percentage to 94%. The Company paid approximately $3.7 million upon signing a definitive agreement, with the balance payable based upon an earnout agreement calculated from a multiple of Breas' sales and earnings for the twelve month period ended March 31, 2002. The final payment to the two minority shareholders of $6.5 million, based on the earnout agreement, for the additional 41% ownership interest was made in April 2002. At the same time the Company purchased the remaining 6% interest from the other minority shareholders for $1.7 million.

    As part of the settlement of the earnout agreement with one of the minority shareholders, who was also the former chief executive officer of Breas, Breas acquired the former chief executive officer's ownership interest in SPRL Percussionaire. The purchase price for that interest is included in the $6.5 million payment. To complete the purchase of SPRL Percussionaire additional payments, in the form of an earnout agreement, were to be made to the founder of SPRL Percussionaire, and the Company accrued an amount due of $1,015,000 in September 2002. In fiscal 2003 Breas entered into a settlement agreement with the founder of SPRL Percussionaire and terminated the obligation.

    The total purchase price for Breas was approximately $27 million. Total goodwill relating to the Breas transactions amounted to $19.9 million at September 30, 2002 and was recognized in accordance with SFAS No. 142.

    The Company has reflected the operations of Breas as a consolidated subsidiary effective June 1, 1999.

STELEX -- THE VALIDATION GROUP, INC.

    On March 28, 2002, the Company consummated the merger of Stelex Inc. ('Stelex') into the Company's wholly owned subsidiary, The Validation Group, Inc. ('TVG'). The surviving entity is known as Stelex-TVG, Inc. The purchase price for the acquisition of Stelex was approximately $13.7 million, including costs of the acquisition of approximately $400,000. The assets acquired, consisting principally of accounts receivable, amounted to $2.5 million and the liabilities assumed as adjusted amounted to approximately $1.9 million, consisting principally of amounts due to the former shareholders and deferred revenue. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $13.1 million, which is deductible for income tax purposes and which is included in the pharmaceutical technology services segment. Goodwill was recognized in accordance with SFAS No. 142. The results of operations of Stelex are included in the Company's results of operations since March 28, 2002.

    The following summary, pro forma, unaudited data of the Company reflects the acquisitions of Breas and National Sleep Technologies, SSA and Stelex as if they had occurred on October 1, 2000.

                                                                 PROFORMA/UNAUDITED
                                                              -------------------------
                                                              FISCAL 2002   FISCAL 2001
                                                              -----------   -----------
                                                                (IN THOUSANDS EXCEPT
                                                                 PER SHARE AMOUNTS)
Net sales...................................................   $181,461      $175,877
Net income..................................................   $ 26,477      $ 12,652
Basic net income per share..................................   $   2.05      $   1.00
Diluted net income per share................................   $   2.03      $    .98

    Such proforma data is not necessarily indicative of future results of operations.

VITAL PHARMA, INC. -- DISCONTINUED OPERATIONS

    In September 2002, the Company adopted a formal plan to sell its Vital Pharma, Inc. subsidiary, and as such, has classified the Vital Pharma business as a discontinued operation. Vital Pharma, a fully integrated contract manufacturer that utilizes blow-fill-seal technology, represents a product line that lies outside the Company's core business. The results of the discontinued operations have been reported separately as discontinued operations in the consolidated statement of income in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. The Company lowered its investment in Vital Pharma to the amount it expects to recover in the sale and recorded a loss on disposal of $5,333,000 in fiscal 2003.

    On October 30, 2003, the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note accrues interest at 8%, 10%, and 12% in the first, second and third year of the note, respectively. Interest is payable quarterly. Should ProClinical pay down the entire note in the first twelve months, the note will be reduced by $300,000. Should ProClinical pay down the entire note between the thirteenth and eighteenth month, the note will be reduced by $200,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale.

    The prior years' consolidated statements of income have been reclassified to reflect the discontinued operations. During the quarter ended June 30, 2001, the Company conducted a review by an outside appraiser to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of Vital Pharma Inc., which had sustained significant operating losses. The Company recorded a special charge relating to Vital Pharma of approximately $18.2 million dollars. In the year ended September 30, 2002, the Company reclassified the special charge of $18.2 million to discontinued operations.

    Summarized selected financial information for the discontinued operations is as follows:

                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                                         ----------------------------------
                                                           2003        2002         2001
                                                           ----        ----         ----
                                                                   (IN THOUSANDS)
Revenue................................................   $ 3,383     $ 4,853     $  3,364
                                                          -------     -------     --------
Loss before income tax benefit.........................    (7,643)     (2,176)     (19,997)
Income tax benefit.....................................     2,675         721        5,730
                                                          -------     -------     --------
Loss from discontinued operations......................   $(4,968)    $(1,455)    $(14,267)
                                                          -------     -------     --------
                                                          -------     -------     --------

    The assets and liabilities attributable to discontinued operations are stated separately as of September 30, 2003 and 2002 on the consolidated balance sheet.

    The major asset and liability categories attributable to discontinued operations are as follows:

                                                              SEPTEMBER 30,
                                                             ---------------
                                                              2003     2002
                                                              ----     ----
                                                             (IN THOUSANDS)
Cash.......................................................  $ --     $   85
Accounts receiavable.......................................     456    1,386
Inventories................................................     752      367
Net property, plant and equipment..........................     892    5,979
Other assets...............................................       4       29
                                                             ------   ------
Assets attributable to discontinued operations.............  $2,104   $7,846
                                                             ------   ------
                                                             ------   ------
Accounts payable and other accrued liabilities.............     184      165
Other liabilities..........................................     319      555
                                                             ------   ------
Liabilities attributable to discontinued operations........  $  503   $  720
                                                             ------   ------
                                                             ------   ------

    Cash flows of the discontinued operations consisted of the following for the years ended September 30, 2003, 2002 and 2001:

                                                            2003      2002       2001
                                                            ----      ----       ----
                                                                  (IN THOUSANDS)
Loss from discontinued operations........................  $(4,968)  $(1,455)  $(14,267)
Change in value of operating assets and liabilities......    3,022       251     14,329
                                                           -------   -------   --------
Net cash (used in) provided by discontinued operations...  $(1,946)  $(1,204)  $     62
                                                           -------   -------   --------
                                                           -------   -------   --------

NOTE 3 -- INVENTORY

    Inventory consists of the following:

                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2003      2002
                                                               ----      ----
                                                               (IN THOUSANDS)
Raw materials...............................................  $12,570   $12,095
Finished goods..............................................    9,287     8,929
                                                              -------   -------
Inventory, net..............................................  $21,857   $21,024
                                                              -------   -------
                                                              -------   -------

    Reserves for obsolete and slow moving goods at September 30, 2003 and 2002 were $981 million and $438 million, respectively. Provisions charged to expense were $864,000; $563,000 and $41,000 for fiscal 2003, 2002 and 2001, respectively. Amounts written off against the reserve were $321,000, $303,000 and $498,000 for fiscal 2003, 2003 and 2001, respectively.

    During the fourth quarter of fiscal 2003, in the normal course of business, the Company recorded inventory charges of $390,000, which were expensed to cost of goods sold. In the third quarter of fiscal 2003, as part of the Company's continuing evaluation of its inventory, the Company wrote-off certain inventory to cost of goods sold amounting to $647,000. Also, cost of goods sold included $243,000 for the third quarter of fiscal 2003, representing a twelve-month volume related expense adjustment from a supplier.

During the fourth quarter of fiscal 2002, the Company expensed to cost of goods sold certain ventilator inventory relating to its Breas subsidiary in the amount of $319,000.

NOTE 4 -- PREPAID EXPENSES

    Prepaid expenses consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Prepaid taxes...............................................  $  102   $  756
Prepaid insurance...........................................   1,514      942
Other.......................................................   1,623    2,082
                                                              ------   ------
                                                              $3,239   $3,780
                                                              ------   ------
                                                              ------   ------

NOTE 5 -- OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Note and related party receivable...........................  $  911   $  911
Deferred tax asset (Note 18)................................   2,772      871
Other.......................................................     446      523
                                                              ------   ------
                                                              $4,129   $2,305
                                                              ------   ------
                                                              ------   ------

    Related party receivables at September 30, 2003 and 2002 consist of unsecured promissory notes receivable dated November 30, 2001, from the CEO at Thomas Medical Products who is also a Director of the Company, in the amount of $637,350, and from his wife, an employee of Thomas Medical Products, in the amount of $233,270, both bearing interest at 5.5% per annum and due on November 30, 2004, with the related accrued interest paid annually.

NOTE 6 -- MARKETABLE SECURITIES

    The following is a summary of available-for-sale securities:

                                                     AVAILABLE-FOR-SALE-SECURITIES
                                         -----------------------------------------------------
                                            SEPTEMBER 30, 2003          SEPTEMBER 30, 2002
                                         -------------------------   -------------------------
                                                          GROSS                       GROSS
                                                        UNREALIZED                  UNREALIZED
                                         FAIR            HOLDING     FAIR            HOLDING
                                         VALUE   COST     GAINS      VALUE   COST     GAINS
                                         -----   ----     -----      -----   ----     -----
                                                            (IN THOUSANDS)
Available-for-sale securities:
    Federal mortgage obligations.......   $0      $0        $0       $186    $178       $8
                                          --      --        --       ----    ----       --
                                          --      --        --       ----    ----       --

    Realized gains and losses are determined on the basis of specific identification. During the years ended September 30, 2003 and 2002, sales proceeds for securities classified as available for sale securities were $186,000 and $305,000, respectively. Stockholders' equity at September 30, 2003, 2002 and 2001 includes a change in unrealized holding gain (loss), net of related tax effect, on available for sale securities of $3,000, $5,000 and $17,000, respectively.

NOTE 7 -- PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, at cost, consists of the following:

                                                      SEPTEMBER 30,
                                                    -----------------     ESTIMATED
                                                     2003      2002      USEFUL LIFE
                                                     ----      ----      -----------
                                                     (IN THOUSANDS)
Land..............................................  $ 2,232   $ 2,207
Building and building improvements................   17,909    18,742   30 to 40 years
Equipment and molds...............................   35,096    32,044    5 to 20 years
Fixtures and office equipment.....................    1,775     1,544    5 to 15 years
Capitalized software (Note 8).....................      818       300          3 years
Transportation equipment..........................       49        80          5 years
                                                    -------   -------
                                                     57,879    54,917
Less accumulated depreciation and amortization....   25,573    24,050
                                                    -------   -------
                                                    $32,306   $30,867
                                                    -------   -------
                                                    -------   -------

NOTE 8 -- CAPITALIZED SOFTWARE

    Capitalized software consists of the following:

                                                              SEPTEMBER 30,
                                                              --------------
                                                               2003    2002
                                                               ----    ----
                                                              (IN THOUSANDS)
Software development costs -- Stelex Inc. ..................  $ 818    $300
Accumulated amortization....................................   (219)    --
                                                              -----    ----
                                                              $ 599    $300
                                                              -----    ----
                                                              -----    ----

    SFAS No. 86, 'Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,' requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. In fiscal 2003 and fiscal 2002 the Company capitalized $518,000 and $300,000, respectively of software development costs, which primarily include personnel costs. These costs are included in Property, Plant and Equipment. Amortization of capitalized software costs begins when the product is available for general release to customers and is computed on a straight line basis over the estimated economic life (generally three years) and charged to cost of goods sold. For fiscal years 2003 and 2002 amortization was $219,000 and $0.

NOTE 9 -- LONG-TERM DEBT

    Long term debt consists of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Industrial Revenue Bonds ('IRB') payable....................  $1,690   $1,700
Other.......................................................    --        255
                                                              ------   ------
Total long-term debt........................................   1,690    1,955
Less current portion........................................   1,690      395
                                                              ------   ------
                                                              $ --     $1,560
                                                              ------   ------
                                                              ------   ------

    Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying amount.

    The IRB is payable in varying installments with an interest rate of 8.625% per annum through December 2009. The IRB agreement allows the Company the option to prepay in whole or in part its obligation. The Company has decided that it will prepay in full its obligation in December 2003, and has accordingly classified the entire amount due, $1,690,000, as short term.

    The Company has available a line of credit of $20,000,000 at September 30, 2003. No amounts were outstanding under this line.

NOTE 10 -- OTHER ASSETS

    Other assets consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Deposits on equipment.......................................  $  841   $  974
Receivable from participants in Vital Signs Stock Investment
  Plan (Note 17)............................................   1,098      593
Prepaid royalties...........................................     800      908
Other.......................................................     583      532
                                                              ------   ------
                                                              $3,322   $3,007
                                                              ------   ------
                                                              ------   ------

NOTE 11 -- ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Interest....................................................  $  111   $  228
Payroll and vacations.......................................   2,436    3,756
Professional fees...........................................     979      851
Sales expenses..............................................     182      177
Other taxes payable.........................................     252      266
Other.......................................................   2,111    1,690
                                                              ------   ------
                                                              $6,071   $6,968
                                                              ------   ------
                                                              ------   ------

NOTE 12 -- OTHER CURRENT LIABILITIES

    Other current liabilities consist of:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                              2003     2002
                                                              ----     ----
                                                              (IN THOUSANDS)
Breas liability for SPRL Percussionaire purchase (see         $--     $1,015
  Note 2)...................................................
Other.......................................................   228      --
                                                              ----    ------
                                                              $228    $1,015
                                                              ----    ------
                                                              ----    ------

NOTE 13 -- OTHER EXPENSE (INCOME) -- NET

    Other operating expense (income) -- net consists of the following:

                                                                FOR THE YEAR ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                              2003    2002     2001
                                                              ----    ----     ----
                                                                  (IN THOUSANDS)
Charitable contributions of inventory.......................  $ 226   $ 347   $  485
Costs of discontinued public offering.......................    322    --       --
Arbitration award...........................................   --      --       (773)
Currency gain...............................................   --      --       (500)
Other.......................................................    169     (42)     398
                                                              -----   -----   ------
                                                              $ 717   $ 305   $ (390)
                                                              -----   -----   ------
                                                              -----   -----   ------

NOTE 14 -- IMPAIRMENT AND OTHER CHARGES (CREDITS)

CHINA

    During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000. In May 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable. In September 2003, the Company received $420,000 in cash from this distributor and also received the right to receive certain inventory. The Company is in the process of receiving that inventory. Accordingly in the fourth quarter of fiscal 2003, the Company recorded the $420,000 payment as income, which reduced the net impairment charge to $133,000 during the year ended September 30, 2003.

    During the quarter ended June 30, 2002, the Company recorded an impairment charge of $1,578,000 related principally to its Chinese subsidiary based on an evaluation of its business.

JAPAN

    In September 1996, a patent infringement action was filed in Japan against an original equipment manufacturer ('OEM') medical device distributor in connection with the sale in Japan of Marquest Medical Products, Inc.'s ('Marquest') ABG syringe product line. In July 1999 the Court indicated at a hearing that, based on one exhibit submitted by the plaintiff, the Marquest ABG syringe products appeared to infringe the plaintiff's patent, and requested that the plaintiff submit an updated proof of damages. In July 1999, plaintiff filed an updated proof of damages of approximately $6.5 million, plus interest and costs. On June 23, 2000 the Court entered a judgment against the Company's distributor for Yen 336,872,689 ($2,887,645) plus five percent annual interest. The distributor (which has patent indemnification protection from the Company's Marquest subsidiary) appealed the judgement to the Tokyo Supreme Court. On March 28, 2002, the appellate court ruled in favor of the distributor, thereby ending the litigation and ending the Company's exposure with respect to this proceeding. The Company reversed the $5,006,000 accrual associated with this litigation in fiscal 2002.

OTHER

    In the fiscal year ended September 30, 2001 special charges were taken for various other impairments aggregating approximately $2.1 million.

NOTE 15 -- COMMITMENTS

LEASES

    The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $2,179,000, $1,980,000 and $1,752,000 has been charged to operations for the years ended September 30, 2003, 2002, and 2001, respectively. The Company's commitment under such leases is as follows:

                 YEAR ENDING SEPTEMBER 30,
                 -------------------------                    (IN THOUSANDS)
2004........................................................       1,233
2005........................................................         907
2006........................................................         843
2007........................................................         792
2008........................................................         197
2009 and thereafter.........................................         227
                                                                  ------
                                                                  $4,199
                                                                  ------
                                                                  ------

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements, aggregating $1,647,000, which expire at various dates through September 2005.

NOTE 16 -- CONTINGENT LIABILITIES

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

    On December 6, 1999, a complaint was filed against the Company on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with the Company's purchase of Vital Pharma in December 1995. The Company has answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The parties are in the final stages of discovery in the arbitration proceeding. In November 2003, the arbitrator ordered the parties to complete all outstanding discovery and to be prepared to begin the hearing on January 6, 2004 and to conclude all hearing dates by the middle of February 2004.

    On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer of the Company for the period January 11, 2002 to November 2002. Plaintiff alleges that he was a 'whistleblower' within the meaning of the New Jersey Conscientious Employee Protection Act, based on allegations of improper accounting practices. Plaintiff asserts these allegations notwithstanding the fact that, in connection with the filing of the Company's Quarterly Report on Form 10-Q for the Company's third quarter of fiscal 2002 (the period ended June 30, 2002), he had executed a certification pursuant to the Sarbanes-Oxley Act certifying that the Quarterly Report on Form 10-Q for that period 'fully complies with the requirements of
Section 13(a) of the Securities and Exchange Act of 1934' and that 'the information contained in the report fairly presents, in all material respects, the consolidated financial condition of the Company . . . '. Furthermore, as the Company's chief financial officer, Plaintiff signed the Company's quarterly reports on form 10-Q for the first quarter and second quarter of fiscal 2002 (ended December 31, 2001 and March 31, 2002, respectively). Less than one month before Plaintiff's resignation, he participated in a meeting with the Company's worldwide management team to review the accuracy of the Company's Annual Report on form 10-K for the 2002 fiscal year. At that meeting he voiced no objections to the 10-K, nor did he assert or even suggest that the report contained any untrue statements or omitted to state any material fact. Of the items enumerated in the complaint, most had already been reviewed with the Company's independent accountants and the Company's Audit Committee prior to the Company's filing of its quarterly report for the third quarter of fiscal 2002. The Company believes that the filing of the complaint is a retaliatory action by Plaintiff who voluntarily resigned without any severance payment after being confronted with evidence of certain unethical and possibly illegal conduct. Nevertheless, in accordance with the Sarbanes-Oxley Act, the issues raised in the complaint were referred to the Audit Committee, which conducted its own independent analysis of those matters.

    On December 26, 2003 the Audit Committee reported to the Board of Directors on the results of its investigation and determined that no evidence of fraud had been discovered during the course of the investigation. The Audit Committee also determined that any decision regarding the potential restatement of the Company's previously published financial statements is to be made by the Company's management in concurrence with the Company's auditors. However, based upon the results of the investigation, the Audit Committee did not recommend that any restatement be made to the Company's previously published financial statements. The Company is in agreement with the Audit Committee that no restatement is required.

    On July 28, 2003 the defendants filed a motion for summary judgement to dismiss the lawsuit. The motion asserts that Plaintiff resigned after being confronted with proof of his unethical and possibly illegal conduct; that the Plaintiff is not a 'whistleblower'; and that the Plaintiff has no basis for his assertion of impropriety as he repeatedly represented in writing to the Securities and Exchange Commission and the Company's auditors that the Company's public filings were true and accurate in all material respects. Inasmuch as Plaintiff approved and certified the accuracy of the Company's financial statements to the investing public under penalty of criminal prosecution, the Company has asserted that no reasonable jury could believe that Plaintiff had reasonable belief that the Company engaged in improper accounting practices. The Company strongly denies that it had engaged in improper conduct both as regards its accounting practices and with regard to its treatment of the Plaintiff.

    On May 16, 2003 the Company was served with a complaint answerable in Belgium by its former distributor. The complaint alleges breach of contract and seeks damages of 185,040 Euro, (representing approximately $222,000 U.S. dollars based on exchange rates in effect at September 30, 2003). The demand represents salary and related costs for the distributor's employees associated with selling the Company's product line and the value of the customer base inherited by the new distributor. The Company has recorded a reserve for a possible settlement or loss.

    A first amended complaint was filed against the Company's Vital Pharma subsidiary on September 8, 2003 in the U.S. District Court for the Northern District of California related to the packaging services it provides to Lifecore Biomedical, Inc. ('Lifecore'). The complaint asserts multiple theories of negligence and product liability claims against the defendants for injuries allegedly sustained through the use of Lifecore's Gynecare Intergel ('Intergel') product during surgery. Lifecore manufactures the product, which is approved for the purpose of reducing post-surgical adhesions. The Company's insurance carrier has responded and has also notified Lifecore of its obligation under its agreement with Vital Pharma to indemnify it for complaints related to product defects.

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

NOTE 17 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

    The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2003 or 2002.

STOCK OPTIONS

    Transactions relating to stock options are as follows:

                                                                         WEIGHTED AVERAGE
                                                      NUMBER OF SHARES   PRICE PER SHARE
                                                      ----------------   ---------------
Balance September 30, 2000:.........................     1,174,346            $19.72
    Granted.........................................        83,015            $31.37
    Exercised.......................................      (644,082)           $19.61
    Expired/canceled................................      (157,022)           $19.04
                                                         ---------            ------
Balance September 30, 2001:.........................       456,257            $22.23
    Granted.........................................        94,494            $34.49
    Exercised.......................................       (59,519)           $19.80
    Expired/canceled................................       (31,898)           $29.39
                                                         ---------            ------
Balance September 30, 2002:.........................       459,334            $24.57
    Granted.........................................       288,786            $28.56
    Exercised.......................................       (37,328)           $19.95
    Expired/canceled................................       (72,933)           $33.24
                                                         ---------            ------
Balance September 30, 2003:.........................       637,859            $25.65
                                                         ---------            ------
                                                         ---------            ------

    The weighted average fair value per share calculated using the Black-Scholes method for options granted during the years ended September 30, 2003, 2002, and 2001 amounted to $17.52, $21.42, and $11.69, respectively.

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

    The Company's Board of Directors and stockholders have approved the adoption of the Vital Signs 2003 Investment Plan, which provides for the grant of options to employees, officers and directors to purchase the Company's Common Stock. In many respects, the 2003 Investment Plan is a renewal of the Company's prior Investment Plan, which expires in January 2004. One million shares of the Company's Common Stock have been authorized for share purchase and option grants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest after a 2 year period. As of September 30, 2003 no options had been granted under this plan.

    In fiscal 2002, the Company's Board of Directors and stockholders approved the adoption of the 2002 Stock Incentive Plan, which provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a 5 year period commencing on the first anniversary of the grant with respect to options granted under the 2002 Stock Incentive Plan and over 2 years with respect to the Company's options granted as part of its investment plan and to directors. The 2002 Stock Incentive Plan expires on May 31, 2012. As of September 30, 2003, 288,786 shares had been granted under this plan.

    In addition to options granted pursuant to Company benefit plans, the Company, in fiscal 2003 and 2002 has granted (net of lapsed shares) 102,700 and 42,000, respectively, stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

    In connection with the plans described above and other plans which are no longer in force, options covering 1,592,817 (excluding lapsed shares) have been granted through September 30, 2003.

    The following table summarizes information about fixed stock options outstanding at September 30, 2003:

                                   OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                        ------------------------------------------   --------------------------
                                           WEIGHTED-
                            NUMBER          AVERAGE      WEIGHTED-       NUMBER       WEIGHTED-
                        OUTSTANDING AT     REMAINING      AVERAGE    EXERCISABLE AT    AVERAGE
        RANGE OF         SEPTEMBER 30,    CONTRACTUAL    EXERCISE    SEPTEMBER 30,    EXERCISE
     EXERCISE PRICES         2003         LIFE (YEARS)     PRICE          2003          PRICE
     ---------------         ----         ------------     -----          ----          -----
1.  $  9.25 -- $15.75        12,721           1.2         $12.73         12,721        $12.73
2.  $ 17.25 -- $19.25        59,213           4.7          18.02         57,963         18.03
3.  $ 20.00 -- $24.50       195,220           3.9          21.82        195,220         21.82
4.  $ 25.52 -- $27.80       159,798           9.5          27.08         19,000         25.52
5.  $ 28.90 -- $31.10       170,565           8.7          29.98         47,191         29.07
6.  $ 34.94 -- $41.20        40,342           8.4          35.56          4,000         41.20
                            -------           ---         ------        -------        ------
    Total:                  637,859           6.9         $25.65        336,095        $22.28
                            -------           ---         ------        -------        ------
                            -------           ---         ------        -------        ------

NOTE 18 -- INCOME TAXES

    The provision for income taxes consists of the following components:

                                                               FOR THE YEAR ENDED
                                                                  SEPTEMBER 30,
                                                           ---------------------------
                                                            2003      2002      2001
                                                            ----      ----      ----
                                                                 (IN THOUSANDS)
Current:
    Federal..............................................  $ 7,806   $ 9,872   $ 2,684
    State................................................    1,327       720       219
    Foreign..............................................      813       519       164
Deferred:
    Federal..............................................      112     1,313       951
    State................................................       69        80        46
                                                           -------   -------   -------
                                                           $10,127   $12,504   $ 4,064
                                                           -------   -------   -------
Federal tax benefit from discontinued operations
  (Note 2)...............................................  $(2,675)  $  (721)  $(5,730)
                                                           -------   -------   -------
Income tax-expense from continuing operations............  $12,802   $13,225   $ 9,794
                                                           -------   -------   -------
                                                           -------   -------   -------

    The breakdown of U.S. and Foreign income from continuing operations before income taxes for the year ended September 30 was as follows:

                                                            2003      2002      2001
                                                            ----      ----      ----
                                                                 (IN THOUSANDS)
United States............................................  $29,904   $38,303   $33,525
Foreign..................................................    2,336     1,663       648
                                                           -------   -------   -------
    Total income from continuing operations..............  $32,240   $39,966   $34,173
                                                           -------   -------   -------
                                                           -------   -------   -------

    The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Undistributed DISC earnings.................................  $  (88)  $  (96)
Net operating loss carryforward from acquisition............     699      715
Deferred loss on disposal of discontinued operations........   1,750     --
Other.......................................................     411      252
                                                              ------   ------
                                                              $2,772   $  871
                                                              ------   ------
                                                              ------   ------

    The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Net operating loss carryforward from acquisition              $2,009   $2,691
  (Note 2)..................................................
Accelerated depreciation....................................    (518)    (788)
State net operating loss carryforward.......................     878      878
Undistributed DISC earnings.................................     (54)    (135)
Other.......................................................    (234)    (233)
                                                              ------   ------
                                                              $2,081   $2,413
                                                              ------   ------
                                                              ------   ------
Less: Valuation allowance...................................    (562)    (562)
                                                              ------   ------
                                                              $1,519   $1,851
                                                              ------   ------
                                                              ------   ------

    At September 30, 2003, the Company has federal net operating loss carryforwards of approximately $7,934,000 to offset future taxable income. These net operating loss carryforwards expire from 2007 through 2010. The annual amount available to offset consolidated taxable income is limited to approximately $1,887,000 under Section 382 of the Internal Revenue Code. In addition, at September 30, 2003, the Company has available approximately $19,508,000 of New Jersey net operating loss carryforwards to offset future state taxable income. The New Jersey operating loss carryforwards, as extended, expire in 2007 and 2008. Utilization of these net operating losses has been suspended for deduction carryover for privilege periods beginning during calendar years 2002 and 2003, but this suspension extends the seven-year carryforward period by two years. The Company has established a valuation allowance against the New Jersey Net Operating less carryforwards, based upon management's estimate of future taxable earnings available to offset the net operating loss.

    The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                              FOR THE YEAR ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                              2003   2002   2001
                                                              ----   ----   ----
Statutory federal income tax rate...........................  35.0%  35.0%  34.1%
State income taxes net of federal tax benefit...............   2.8    1.2    1.0
Product contributions.......................................   --     (.1)   (.9)
Tax credit for Research and Development.....................   --     --    (1.3)
Benefit from foreign sales corporation......................  (1.6)  (1.1)  (2.8)
Amortization of acquired intellectual property..............   --     --     (.9)
Income tax audit adjustment.................................   3.4    --     --
Litigation reserve reversal.................................   --    (2.1)   --
Other.......................................................   0.1    0.2    (.5)
                                                              ----   ----   ----
    Effective income tax rate...............................  39.7%  33.1%  28.7%
                                                              ----   ----   ----
                                                              ----   ----   ----

    Income taxes payable consist of the following:

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2003     2002
                                                               ----     ----
                                                              (IN THOUSANDS)
Federal income taxes payable................................  $2,538   $ --
State income taxes payable..................................     236     --
Foreign income taxes payable................................     618       12
                                                              ------   ------
                                                              $3,392   $  128
                                                              ------   ------
                                                              ------   ------

    At September 30, 2002, the Company had prepaid its Federal and State tax obligation. Included in prepaid expenses at September 30, 2002, was $756,000 for Federal and State prepaid taxes.

    For the years ended September 30, 2003, 2002 and 2001, the Company recognized for income tax purposes a tax benefit of $298,000, $2,172,000 and $759,000, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in each year.

    In connection with the routine Internal Revenue Service examination of the Company's 1997, 1998 and 1999 Federal income tax returns, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 for the related interest due in the second quarter, and $40,000 in the third quarter of fiscal 2003. On October 6, 2003, the Company finalized the Internal Revenue Service tax audit for the years 1997, 1998 and 1999 and recorded an additional tax provision in the fourth quarter of fiscal 2003 of $113,000. Also, certain state tax returns for prior periods have been re-filed, resulting in additional tax expense of $297,000 and interest expense of $70,000 in the third quarter of fiscal 2003.

NOTE 19 -- ALLOWANCE FOR REBATES AND DOUBTFUL ACCOUNTS

    Information relating to the allowance for rebates and doubtful accounts is as follows:

                                                                             BALANCE
                                                                              AT END
                                    BEGINNING                                   OF
                                     BALANCE    CHARGES(A)   DEDUCTIONS(B)    PERIOD
                                     -------    ----------   -------------    ------
2001
    Rebates.......................   $4,679      $34,203        $33,481       $5,401
    Doubtful accounts.............      571          363            498          436
                                     ------      -------        -------       ------
                                     $5,250      $34,566        $33,979       $5,837
                                     ------      -------        -------       ------
                                     ------      -------        -------       ------
2002
    Rebates.......................   $5,401      $36,912        $38,290       $4,023
    Doubtful accounts.............      436          470            268          638
                                     ------      -------        -------       ------
                                     $5,837      $37,382        $38,558       $4,661
                                     ------      -------        -------       ------
                                     ------      -------        -------       ------
2003
    Rebates.......................   $4,023      $44,439        $42,306       $6,156
    Doubtful accounts.............      638          523            242          919
                                     ------      -------        -------       ------
                                     $4,661      $44,962        $42,548       $7,075
                                     ------      -------        -------       ------
                                     ------      -------        -------       ------

 (A) Charges represent estimated rebates deducted from gross revenues and estimated provision for doubtful accounts.

 (B) Deductions represent actual rebates credited to the wholesaler and the write-off of uncollectible accounts.

    See Note 1 to the Consolidated Financial Statements for a description of rebates. In the fourth quarter of fiscal 2003, the Company increased its reserves for bad debts (recorded in selling, general and administrative expenses), in the normal course of business, by $367,000.

NOTE 20 -- SIGNIFICANT CUSTOMERS

    A portion of the Company's hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2003, 2002 and 2001, respectively, 24%, 26%, and 27% of the Company's net revenue were made in this distribution channel. In each fiscal year 2003, 2002 and 2001, one of the larger national distributors represented approximately 10%, 12%, and 13%, respectively, of net revenue. The same customer represented approximately 8% and 14% of outstanding accounts receivable at September 30, 2003 and 2002, respectively.

NOTE 21 -- SEGMENT INFORMATION

    Vital Signs, Inc. sells single-patient use medical products to the anesthesia, respiratory, critical care, sleep therapy and emergency markets. The Company provides pharmaceutical technology services, principally to the pharmaceutical companies and also, from time to time, to medical device, diagnostic and biotechnology companies. The Company has aggregated its business units into four reportable segments, anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales and administration support; therefore the operating expenses, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                           RESPIRATORY/             PHARMACEUTICAL
                                             CRITICAL                 TECHNOLOGY
                              ANESTHESIA       CARE        SLEEP       SERVICES       OTHER    CONSOLIDATED
                              ----------       ----        -----       --------       -----    ------------
2003
    Net sales...............   $ 75,949      $45,829      $45,580      $18,105       $(3,300)    $182,163
    Gross profit............     40,880       24,866       19,921        8,188        (3,300)      90,555
    Operating profit........     19,416       11,023        2,874        2,483        (3,300)      32,496
    Total assets............    105,221       63,493       35,387       18,977         --         223,078
    Capital expenditures....      1,580        2,230          260          592         --           4,662

2002
    Net sales...............   $ 71,823      $46,753      $39,628      $14,175       $ 1,639     $174,018
    Gross profit............     37,129       26,107       17,660        4,880         1,439       87,215
    Operating profit........     20,940       14,243          887        1,998         1,439       39,507
    Total assets............    103,545       65,899       28,117        7,516         --         205,077
    Capital expenditures....        761          484        1,831          166         --           3,242

2001
    Net sales...............   $ 69,059      $52,197      $30,380      $11,506       $ --        $163,142
    Gross profit............     36,808       29,134       14,675        4,445         --          85,062
    Operating profit........     17,961       13,576            7        2,681         --          34,225
    Total assets............     93,569       70,723       23,472        3,796         --         191,560
    Capital expenditures....        412          311        1,060          162         --           1,945

    The following table presents revenues by geographic area:

                                                          2003       2002       2001
                                                          ----       ----       ----
United States.........................................  $136,843   $135,740   $127,227
Europe................................................    35,101     29,232     23,142
Asia..................................................     4,864      5,113      8,002
Other.................................................     5,355      3,933      4,771
                                                        --------   --------   --------
                                                        $182,163   $174,018   $163,142
                                                        --------   --------   --------
                                                        --------   --------   --------

NOTE 22 -- RELATED PARTY

    One of the Company's subsidiaries, Thomas Medical Products, provides product development and manufacturing services to X-Site Medical, LLC ('X-Site'), a company engaged in the development of arterial closure devices. Two of the shareholders of X-Site are also shareholders and officers of the Company and three additional shareholders of X-Site are independent members of the Company's Board of Directors. Thomas Medical Products sales to X-Site were approximately $363,000 $375,000 and $372,000 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, for these services. Amounts due from X-Site are included in accounts receivable on the Company's consolidated balance sheet and amounted to approximately $199,000 and $138,000 at September 30, 2003 and 2002, respectively. In addition, in 2001 the Company provided certain accounting services for X-Site, in which various suppliers of X-Site, including the Company's subsidiary, were paid by the Company. X-Site, in turn, reimbursed the Company. During the year ended September 30, 2001, X-Site reimbursed the Company in the amount of approximately $854,000. The Company believes that the overall terms of the above described arrangements with X-Site are no less favorable to the Company than terms that would be available from similarly situated third parties.

    In August of 2001, the Company made several loans under the provisions of its investment plan to the Chief Executive Officer/Chairman of the Board and a Director/Officer of the Company in the amounts of $112,500 and $100,000, respectively, at an interest rate of 6.75%. The loans were repaid in full in fiscal 2003.

NOTE 23 -- EMPLOYEE BENEFIT PLANS:

    The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 80% of their pretax base pay up to the dollar limits set by law, $12,000 for each employee in calendar year 2003. The Company matches 25% of the first 6% of participant contributions. Participants vest immediately for their own contributions and for the Company's contributions. Company contributions were approximately $388,000, $295,000, and $270,000, for the years ended September 30, 2003, 2002 and 2001, respectively.

NOTE 24 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2003 and 2002:

FISCAL YEAR ENDED SEPTEMBER 30, 2003

                                 INCOME FROM CONTINUING OPERATIONS              NET INCOME (LOSS)
                           ----------------------------------------------   --------------------------
                            TOTAL      GROSS              BASIC   DILUTED     NET     BASIC    DILUTED
                           REVENUE    PROFIT    INCOME     EPS      EPS     INCOME     EPS       EPS
                           -------    ------    ------     ---      ---     ------     ---       ---
1st Quarter..............  $ 44,757   $23,215   $ 6,562   $0.51    $0.51    $ 6,205   $ 0.48   $ 0.48
2nd Quarter..............    42,064    19,714     1,333    0.10     0.10     (1,222)   (0.09)   (0.09)
3rd Quarter..............    48,171    23,783     5,378    0.42     0.41      3,788     0.30     0.29
4th Quarter..............    47,171    23,843     5,917    0.46     0.46      5,451     0.42     0.42
                           --------   -------   -------   -----    -----    -------   ------   ------
                           $182,163   $90,555   $19,190   $1.49    $1.48    $14,222   $ 1.10   $ 1.10
                           --------   -------   -------   -----    -----    -------   ------   ------
                           --------   -------   -------   -----    -----    -------   ------   ------

FISCAL YEAR ENDED SEPTEMBER 30, 2002

                                 INCOME FROM CONTINUING OPERATIONS                  NET INCOME
                           ----------------------------------------------   --------------------------
                            TOTAL      GROSS              BASIC   DILUTED     NET     BASIC    DILUTED
                           REVENUE    PROFIT    INCOME     EPS      EPS     INCOME     EPS       EPS
                           -------    ------    ------     ---      ---     ------     ---       ---
1st Quarter..............  $ 41,156   $21,382   $ 6,445   $0.50    $0.49    $ 6,316   $ 0.49   $ 0.49
2nd Quarter..............    42,271    20,301     8,294    0.64     0.64      7,944     0.62     0.61
3rd Quarter..............    44,961    23,476     5,466    0.42     0.42      5,450     0.42     0.42
4th Quarter..............    45,630    22,056     6,295    0.49     0.48      5,335     0.41     0.41
                           --------   -------   -------   -----    -----    -------   ------   ------
                           $174,018   $87,215   $26,500   $2.05    $2.03    $25,045   $ 1.94   $ 1.92
                           --------   -------   -------   -----    -----    -------   ------   ------
                           --------   -------   -------   -----    -----    -------   ------   ------

    On May 7, 2003 a complaint was filed against the Company and two of its officers. The Company's Audit Committee hired outside independent accountants and legal counsel to investigate the matters alleged by the plaintiff, a former CFO of the Company. Accounting and legal expenses totalling $550,000 ($262,000 and $288,000) during the third and fourth quarter, respectively, were incurred and recorded in selling, general and administrative expenses in fiscal 2003 in connection with the Audit Committee investigation and related proceedings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

    The following table presents certain information regarding the directors of the Company:


                                               DIRECTOR
               NAME AND AGE(A)                  SINCE                BUSINESS EXPERIENCE(B)
               ---------------                  -----                ----------------------
Terry D. Wall, 62............................    1972     President and Chief Executive Officer of the
                                                          Company.
David J. Bershad, 62.........................    1991     Member of the law firm of Milberg Weiss
                                                            Bershad Hynes & Lerach LLP.
Anthony J. Dimun, 60.........................    1987     Chairman of Nascent Enterprises, LLC
                                                            (consulting firm)(May 1, 2001 to present);
                                                            Executive Vice President, Chief Financial
                                                            Officer and Treasurer of the Company (1991
                                                            to May 1, 2001); Secretary of the Company
                                                            (December 1991 to December 1998); Principal
                                                            Owner, Strategic Concepts, Inc. (financial
                                                            and acquisition advisory firm) (1988 to
                                                            present).
Howard W. Donnelly, 42.......................    2002     President/Chief Executive Officer of
                                                          Alphaport, Inc. (a hemodialysis device
                                                            manufacturer) (October 2002 to present);
                                                            President of Level 1, Inc., a medical
                                                            device manufacturer and a wholly-owned
                                                            subsidiary of Smith Industries (March, 1999
                                                            to April, 2002); Vice President of Business
                                                            Planning and Development, Pfizer (a
                                                            pharmaceutical company) (1997 to 1999).
David H. MacCallum, 65.......................    2002     Managing Partner of Outer Islands Capital
                                                            (April 2002 to present) (investment banking
                                                            firm); Global Head of Health Care,
                                                            Investment Banking for Salomon Smith Barney
                                                            (1999 to November 2001) (investment banking
                                                            firm); Global Head of Health Care
                                                            Investment Banking, Union Bank of
                                                            Switzerland (1994 to 1999) (investment
                                                            banking firm).
Richard L. Robbins, 63.......................    2003     Senior Vice President, Financial Reporting of
                                                            Footstar, Inc. (nationwide retailer of
                                                            footwear) Partner, Robbins Consulting LLP
                                                            (financial, strategic and management
                                                            consulting firm) (July 2002 to October
                                                            2003); Partner of Arthur Andersen LLC (1978
                                                            to 2002).
George A. Schapiro, 57.......................    2003     General Management Consultant (1991 to
                                                            present); President/Chief Executive Officer
                                                            of Andros Incorporated (an original
                                                            equipment manufacturer of gas analysis
                                                            subsystems for medical and industrial
                                                            instrumentation) (1976 to 1991).

                                                  (table continued on next page)

(table continued from previous page)

                                               DIRECTOR
               NAME AND AGE(A)                  SINCE                BUSINESS EXPERIENCE(B)
               ---------------                  -----                ----------------------
Joseph J. Thomas, 67.........................    1992     President of Thomas Medical Products, Inc. (a
                                                            subsidiary of the Company) ('TMP') (1990 to
                                                            present).
Barry Wicker, 63.............................    1985     Executive Vice President -- Sales of the
                                                            Company (1985 to present).

---------

 (A) Ages are presented as of September 30, 2003.

 (B) In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. Messrs. Wall, Bershad and Dimun have invested together (and previously served together as Board members) in Bionx Implants, Inc. and have invested together in OmniSonics Medical Technologies, Inc. (formerly Sonokinetics, Inc.). Mr. Wall and Mr. Donnelly are also Board members of OmniSonics Medical Technologies, Inc. Messrs. Wall, Dimun, MacCallum, Bershad and Thomas are investors and serve on the Board of X-Site Medical, LLC. (See 'Related Party Transactions'). Omnisonics Medical Technologies, Inc. and X-Site Medical, LLC are private companies.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. With the exception of two inadvertent late filings, the Company is not aware of any such untimely filings during the fiscal year ended September 30, 2003. Directors Richard Robbins and Howard Donnelly each filed their initial reports of beneficial ownership late, but promptly after they were alerted to the filing requirement.

AUDIT COMMITTEE FINANCIAL EXPERT

    The Company's Board of Directors has determined that Richard L. Robbins, the Chairman of the Company's Audit Committee is an 'audit committee financial expert' (as defined by Item 401(h) of the SEC's Regulation S-K and that Mr. Robbins is an 'independent' (as that term is defined in Item 7(d) (3)(iv) of the SEC's Schedule 14A) director.

CODE OF ETHICS

    The Company has adopted a code of ethics which applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code of ethics is set forth as Exhibit 14.1 to this Annual Report on Form 10-K. In addition, a copy of this code of ethics has been posted on the Company's Website, which may be accessed on the Internet at www.vital-signs.com. Once at this Website, you may review the code of ethics by clicking on 'Code of Ethics' found on the home page.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth, for the fiscal years ended September 30, 2003, 2002 and 2001, the annual and long-term compensation of the Company's Chief Executive Officer and the other individuals who served as executive officers of the Company at the end of fiscal 2003 and received greater than $100,000 in salary and bonus during fiscal 2003 (the 'Named Officers'):

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                ANNUAL COMPENSATION                        COMPENSATION
                                    --------------------------------------------   ----------------------------
                                                                                     COMMON
                                                                                     SHARES
                                                                      OTHER         SUBJECT
                                                                     ANNUAL        TO OPTIONS      ALL OTHER
   NAME AND PRINCIPAL POSITION      YEAR    SALARY    BONUS(A)   COMPENSATION(B)   GRANTED(#)   COMPENSATION(C)
   ---------------------------      ----    ------    --------   ---------------   ----------   ---------------
Terry D. Wall.....................  2003   $225,000   $ 10,735       $ 6,000          --            $4,279
    President and Chief Executive   2002    225,000     46,735         6,000          --             3,443
    Officer                         2001    225,000     31,035         6,000          7,758          4,902
Mark Felix........................  2003    175,000      8,077         6,000          2,000          2,211
    Executive Vice President,       2002     94,231      3,365         3,231         25,000            284
    Global Planning
Frederick Schiff..................  2003    207,885      7,962         5,500         53,324             68
    Executive Vice President and
    Chief Financial Officer
Joseph J. Thomas (D)..............  2003    168,451    484,355        17,592          --             3,417
    President, Thomas Medical       2002    162,240    257,690        17,541          --             2,575
    Products                        2001    156,000    208,104       --               --             2,433
Barry Wicker......................  2003    151,250      7,331         6,000          --             4,398
    Executive Vice                  2002    151,250     31,530         6,000          --             2,882
      President -- Sales
                                    2001    151,250     20,993         6,000          9,638          3,554

---------

 (A) Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid. Bonuses earned in fiscal 2003 were awarded under the Company's Well-Pay Policy and in conjunction with the Company's performance incentive program. The Well-Pay Policy covers all Company personnel working in the Company's headquarters in Totowa, New Jersey and in certain of the Company's subsidiaries. Under the Policy, an additional day's pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $400 are earned by employees having perfect attendance for one or more consecutive years.

 (B) Comprised entirely of monthly car allowances.

 (C) 'Compensation' reported under this column for the year ended September 30, 2003 includes: (i) contributions of $2,001, $2,996, $3,417, $0 and $2,039, respectively, for Messrs. Wall, Wicker, Thomas, Schiff and Felix, respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under 'Salary') made by each Named Officer to that Plan and (ii) premiums of $2,278, $1,402, $0,$68 and $172 respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Wicker, Thomas, Schiff and Felix, respectively.

 (D) Effective October 1, 2001, Mr. Thomas and TMP entered into a three year employment agreement, pursuant to which Mr. Thomas will be paid a base salary of $168,451 in fiscal 2003, increased annually by the same percentage increase as salaries generally increase for the Company. For purposes of calculating the increase for fiscal 2003, that figure was 4%. Mr. Thomas is guaranteed an annual bonus of $212,450 during the term. He is also entitled to receive an additional bonus based on TMP's performance. Mr. Thomas' wife is also an employee of TMP and TMP has entered into a similar agreement with her. However, her base salary for fiscal 2003 is $80,663 and her guaranteed annual bonus is $77,757. On November 30, 2001, pursuant to unsecured promissory notes bearing interest at 5.5% per annum, the Company loaned Mr. Thomas the sum of $637,350 and loaned his wife $233,370. The notes are due on November 30, 2004.

STOCK OPTIONS

    The following table contains information regarding the grant of stock options to the Named Officers during the year ended September 30, 2003. In addition, in accordance with rules adopted by the

Securities and Exchange Commission (the 'SEC'), the following table sets forth the hypothetical gains or 'options spreads' that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                                                    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                            --------------------------------------------------------------------------------------
                                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                                        ASSUMED ANNUAL RATES OF
                                                                                        STOCK APPRECIATION FOR
                                              INDIVIDUAL GRANTS                               OPTION TERM
                            ------------------------------------------------------   -----------------------------
                                               % OF
                             NUMBER OF        TOTAL
                             SECURITIES    OPTIONS/SARS
                             UNDERLYING     GRANTED TO
                            OPTIONS/SARS   EMPLOYEES IN   EXERCISE OR   EXPIRATION
           NAME              GRANTED(#)    FISCAL YEAR    BASE PRICE       DATE        5%($)             10%($)
           ----              ----------    -----------    ----------       ----        -----             ------
Terry Wall................    $--             --            $--             --        $ --             $  --
Barry Wicker..............     --             --             --             --          --                --
Joseph Thomas.............     --             --             --             --          --                --
Mark Felix................      2,000           0.69%        30.09      12/27/2012      37,847             95,911
Frederick Schiff..........     50,000          17.31%        30.78      11/08/2012     967,869          2,452,770
Frederick Schiff..........      3,324           1.15%        30.09      12/27/2012      62,902            159,405

    The following table provides data regarding the number and value of shares of the Company's Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at September 30, 2003. The closing sales price of the Company's common stock on September 30, 2003 was $29.07. No officers exercised stock options during fiscal 2003:

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR END VALUES

                                             NUMBER OF SHARES UNDERLYING          VALUE OF UNEXERCISED
                                               UNEXERCISED OPTIONS AT            IN THE MONEY OPTIONS AT
                                                     YEAR END(#)                       YEAR END($)
                                           -------------------------------   -------------------------------
                                           EXERCISABLE       UNEXERCISABLE   EXERCISABLE       UNEXERCISABLE
                                           -----------       -------------   -----------       -------------
Terry D. Wall............................    103,952            --            $681,502            $--
Barry Wicker.............................     55,884            --             373,627            --
Frederick Schiff.........................     --                53,324          --                --
Mark Felix...............................      5,000            22,000          --                --

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of the Common Stock as of September 30, 2003 by (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock; (ii) trusts maintained for the benefit of the children of Terry D. Wall, the Company's principal shareholder and chief executive officer; (iii) each Named Officer (as defined herein) and director of the Company; and (iv) all directors, and executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options may be exercised by November 30, 2003.

                                                                          PERCENT
                        SHAREHOLDER                            NUMBER      (14)
                        -----------                            ------      ----
Terry D. Wall (1)(2)........................................  4,285,926     32.9%
Trusts for the benefit of the minor children of Terry D.
  Wall (Anthony J. Dimun, trustee) (1)(3)...................  2,420,327     18.7%
Anthony J. Dimun, individually and as trustee (1)(3)........  2,553,509     19.7%
Putnam, LLC, One Post Office Square, Boston, MA 02109 (4)...    783,626      6.1%
C. Barry Wicker (5).........................................    338,265      2.6%
David J. Bershad (6)........................................    112,789        *
Howard W. Donnelly (7)......................................      3,750        *
David H. MacCallum (8)......................................      2,500        *
Richard L. Robbins (9)......................................      4,000        *
George A. Schapiro (10).....................................      3,750        *
Frederick S. Schiff (11)....................................     14,161        *
Mark Felix (12).............................................      6,000        *
Joseph J. Thomas............................................     --            *
All directors, nominees and current executive officers s a
  group
  (eleven persons) (13).....................................  7,324,650     55.4%

---------

*   Represents less than one percent.

 (1) The business address of Mr. Wall and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512. The business address of Mr. Dimun is c/o Nascent Enterprises, LLC, 46 Parsonage Hill Road, Short Hills, New Jersey 07078.

 (2) Includes 3,440,894 shares owned by Mr. Wall directly, 706,748 shares owned by Carol Vance Wall, Mr. Wall's wife, 34,332 shares held in the Company's 401(k) plan on Mr. Wall's behalf and 103,952 shares covered by options exercisable by Mr. Wall. Excludes shares held in trust for the benefit of the Walls' minor children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Mr. Wall and Carol Vance Wall. Mr. Wall and Carol Vance Wall have pledged 4,041,272 shares as collateral to a brokerage firm as security for a loan made to them. Based on the closing sale price of the Common Stock on September 30, 2003, the value of the shares held as collateral on this loan represented more than 700% of the outstanding balance on this loan as of September 30, 2003. Upon any default under this loan, the shares collateralizing such loan may be sold in the market. The number of shares so sold in the market may negatively impact the market price of the Common Stock. Depending upon the number of shares sold and the number of shares that could similarly be sold in connection with the loans described in the next footnote, such sales could result in a change in control of the Company.

 (3) As trustee of the trusts maintained for the benefit of the minor children of Terry D. Wall, Anthony J. Dimun has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable regulations of the Securities and Exchange Commission. Mr. Dimun is also deemed to be the beneficial owner of 700 shares held in certain insurance trusts established by Mr. Wicker. He is also deemed to be the beneficial owner of 79,700 shares held by the charitable foundation described above. Accordingly, the shares reflected in the table above as shares beneficially owned by Mr. Dimun include shares held by Mr. Dimun for such trusts and foundation, 20,644 shares owned by Mr. Dimun individually and 32,138 shares covered by options exercisable by Mr. Dimun. The Trusts established for the Walls' children have pledged their shares as collateral to a financial institution to secure loans made to them. The Company has agreed to register such shares for resale, at the trusts' expense, in the event that such financial institution acquires such shares upon a default and thereafter desires to sell such shares. Based on the closing sale price of our common stock on September 30, 2003, the value of the shares
                                              (footnotes continued on next page)

(footnotes continued from previous page) held as collateral on these loans represented more than 400% of the outstanding balance on these loans as of September 30, 2003. Upon any default under these loans, the shares collateralizing such loans may be sold in the market. The number of shares so sold in the market may negatively impact the market price of the Common Stock. Depending upon the number of shares sold and the number of shares that could similarly be sold in connection with the loan described in the immediately preceding footnote, such sales could result in a change in control of the Company.

 (4) In a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003, Putnam, LLC stated that it has shared voting power with respect to 196,276 shares and shared dispositive power with respect to 720,876 shares. The Schedule 13G further states that the shares of Common Stock reported consist of securities beneficially owned by subsidiaries of Putnam, LLC which are registered investment advisors, which in turn include securities beneficially owned by clients of such investment advisors, which clients may include investment companies registered under the Investment Company Act and/or employee benefit plans, pension funds, endowment funds or other institutional clients.

 (5) Includes 268,927 shares owned by Mr. Wicker directly, 13,454 shares held in the Company's 401(k) plan on Mr. Wicker's behalf, and 55,884 shares covered by options exercisable by Mr. Wicker. Excludes shares held in insurance trusts maintained for the benefit of Mr. Wicker's children, which shares may not be voted or disposed of by Mr. Wicker or his wife.

 (6) Includes 24,267 shares owned by Mr. Bershad directly, 2,000 shares owned by Mr. Bershad's wife as to which Mr. Bershad disclaims beneficial ownership, and 86,522 shares covered by options exercisable by Mr. Bershad.

 (7) These 3,750 shares are covered by options exercisable by Mr. Donnelly.

 (8) These 2,500 shares are covered by options exercisable by Mr. MacCallum.

 (9) These 4,000 shares are covered by options exercisable by Mr. Robbins.

(10) These 3,750 shares are covered by options exercisable by Mr. Schapiro.

(11) Includes 1,661 shares owned by Mr. Schiff directly and 12,500 shares covered by options exercisable by Mr. Schiff.

(12) Includes 1,000 shares owned by Mr. Felix directly and 5,000 shares covered by options exercisable by Mr. Felix.

(13) Includes 309,996 shares covered by options exercisable by the Company's executive officers and directors, and 47,786 shares held in the Company's 401(k) plan; also includes shares held in trust by Mr. Dimun for Mr. Wall's children and pursuant to certain insurance trusts established by Mr. Wicker and shares held by a charitable foundation established by Terry and Carol Vance Wall.

(14) Percent of class is based on 12,915,566 shares of Common Stock outstanding on September 30, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Thomas Medical Products, Inc. ('TMP'), a subsidiary of the Company, provides product development and manufacturing services to X-Site Medical, LLC ('X-Site'), a company engaged in the development of specialized cardiovascular products. Thomas Medical Products sales to X-Site were approximately $363,000, $375,000 and $372,000 during the fiscal years ended September 30, 2003, 2002 and 2001, respectively, for these services. In addition, in 2001 the Company provided certain accounting services for X-Site, in which various suppliers of X-Site, including the Company's subsidiary, were paid by the Company. X-Site, in turn, reimbursed the Company. During the year ended September 30, 2001, X-Site reimbursed the Company in the amount of approximately $854,000. Amounts due from X-Site are included in accounts receivable on the Company's consolidated balance sheet and amounted to approximately $199,000 and $138,000 at September 30, 2003 and 2002, respectively. The Company believes that the rates charged to X-Site for such services are no less favorable to the Company than those charged to similarly situated unrelated parties. Mr. Wall and his family limited partnership own 37.6% of X-Site. Mr. Dimun, Mr. Bershad, through an investment limited partnership Mr. Thomas and Mr. MacCallum own 3.9%, 4.3%, 2.1% and less than 1% of X-Site, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    In accordance with the requirements of the Sarbanes-Oxley Act of 2002 (the 'Act') and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the independent accountants, Goldstein, Golub, Kessler, LLP, ('GGK') and American Express Tax and Business Services, ('TBS'), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

    GGK, certified public accountants, has a continuing relationship with TBS, from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

    Audit Fees. Audit fees billed or expected to be billed to Vital Signs, Inc. by GGK for the audit of the financial statements included in Vital Sign's Annual Report on Form 10-K, and reviews of the financial statements included in Vital Sign's Quarterly Reports on Form 10-Q, for the years ended September 30, 2003 and 2002 totaled approximately $264,000 and $341,000, respectively.

    Tax Fees. The Company was billed an aggregate of $62,000 and $35,000 by TBS for the fiscal years ended September 30, 2003 and 2002, respectively, for Tax services, principally advice regarding the preparation of income tax returns, the routine examination by the Internal Revenue Service of our 1997, 1998 and 1999 Federal tax returns, tax advice and planning services related to income tax returns.

    All Other Fees. The Company was billed an aggregate of $189,000 and $189,000 by GGK for the fiscal years ended September 30, 2003 and 2002, respectively, for permitted non-audit services, principally services related to the litigation filed by Joseph Bourgart, a former chief financial officer of the Company, described in Note 16 of our Consolidated Financial Statements in 2003 and accounting services related to our public offering (which was subsequently discontinued) in 2002, as well as advice on various other accounting topics during both of these years.

    Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Financial Information Systems Design and Implementation Fees, Tax fees and all other fees are compatible with maintaining the independence of the Company's principal accountant.

    Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We did not rely on this exemption at any time since the Sarbanes-Oxley Act was enacted.

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

    (a-3) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

EXHIBIT                          DESCRIPTION
-------                          -----------
  3.1    -- Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Company's Annual Report on
            Form 10-K for the year ended September 30, 1995.
  3.2    -- Certificate of Amendment to the Restated Certificate of
            Incorporation.
  3.3    -- By-laws, as amended, are incorporated by reference to
            Exhibit 3.2 to the Company's Registration Statement on
            Form S-1 (No. 33-35864) initially filed with the
            Commission on July 13, 1990.
  4.1    -- 1984 Economic Development Authority Loan Agreement is
            incorporated by reference to Exhibit 4.2 to the Company's
            Registration Statement on Form S-1 (No. 33-35864)
            initially filed with the Commission on July 13, 1990.
  4.2    -- Amended and Restated Loan Agreement between the Company and the New Jersey Economic Development Authority, dated
            as of November 1, 1990, is incorporated by reference to
            Exhibit 4.2 to the Company's Registration Statement on
            Form S-1 (No. 33-34107) initially filed with the
            Commission on February 21, 1991.
  4.3    -- Letter of Credit and Reimbursement Agreement, dated
            August 27, 1993, between the Company and Chemical Bank New
            Jersey N.A. is incorporated by reference to Exhibit 4.3
            to the Company's Annual Report on Form 10-K for the year
            ended September 30, 1993.
 10.1    -- 1990 Employee Stock Option Plan, as amended, is
            incorporated by reference to Exhibit 10.1 to the Company's
            Annual Report on Form 10-K for the year ended
            September 30, 1997.
 10.2    -- 1991 Director Stock Option Plan, as amended is
            incorporated by reference to Exhibit 10.2 to the
            Company's Annual Report on Form 10-K for the year ended
            September 30, 1999.
 10.3    -- Agreement between the Company and Respironics, Inc.,
            dated effective as of July 1, 1993, is incorporated by
            reference to Exhibit 10.4 to the Company's Annual Report
            on Form 10-K for the year ended September 30, 1993.
            Amendment to Agreement between the Company and
            Respironics, Inc., dated September 14, 1999 is
            incorporated by reference to Exhibit 10.3 to the Company's
            Annual Report on Form 10-K for the year ended
            September 30, 1999.
 10.4    -- Forms of Option Agreements with various employees of the
            Company are incorporated by reference to Exhibit 10.6 to
            the Company's Registration Statement on Form S-1
            (No. 33-39107) initially filed with the Commission on
            February 21, 1991.
 10.5    -- Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.5 to the Company's Annual
            Report on Form 10-K for the year ended September 30, 1999.
 10.6    -- Stock Option Grants to Terry D. Wall and Barry Wicker,
            replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is
            incorporated by reference to Exhibit 10.8 to the Company's
            Annual Report on Form 10-K for the year ended
            September 30, 1996.

                                                  (table continued on next page)

(table continued from previous page)

EXHIBIT                          DESCRIPTION
-------  ------------------------------------------------------------

 10.7    -- Form of Stock Option Agreement for certain employees of
            Thomas Medical Products, Inc. is incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
            Form 10-K for the year ended September 30, 2001.
 10.8    -- Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company's annual report on Form 10-K for the year ended September 30, 2003.
 10.9    -- Vital Signs 2003 Stock Investment Plan, is incorporated by reference to the Company's proxy statement filed with the SEC on September 2, 2003.
 14.1    -- Code of Ethics.
 21.1    -- Subsidiaries of the Registrant.
 23.1    -- Consent of Goldstein Golub Kessler LLP.
 24.1    -- Power of Attorney.
 31.1    -- Certification of the Chief Executive Officer under
            Section 302 of the Sarbanes-Oxley Act of 2002.
 31.2    -- Certification of the Chief Financial Officer under
            Section 302 of the Sarbanes-Oxley Act of 2002.
 32.1    -- Certification of the Chief Executive Officer Pursuant to
            18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2    -- Certification of the Chief Financial Officer Pursuant to
            18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
 99.1    -- Risk Factors.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of December, 2003.

                                          VITAL SIGNS, INC.

                                          By:       /s/ FREDERICK S. SCHIFF
                                               .................................
                                                     FREDERICK S. SCHIFF
                                                   CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURES                                 TITLE                         DATE
                ----------                                 -----                         ----
           /s/ TERENCE D. WALL*             President, Chief Executive Officer    December 12, 2003
 .........................................    and Director
            (TERENCE D. WALL)

          /s/ DAVID J. BERSHAD*             Director                              December 12, 2003
 .........................................
            (DAVID J. BERSHAD)

          /s/ ANTHONY J. DIMUN*             Director                              December 12, 2003
 .........................................
            (ANTHONY J. DIMUN)

           /s/ HOWARD DONNELLY*             Director                              December 12, 2003
 .........................................
            (HOWARD DONNELLY)

           /s/ DAVID MACCALLUM*             Director                              December 12, 2003
 .........................................
            (DAVID MACCALLUM)

         /s/ RICHARD L. ROBBINS*            Director                              December 12, 2003
 .........................................
           (RICHARD L. ROBBINS)

         /s/ GEORGE A. SCHAPIRO*            Director                              December 12, 2003
 .........................................
           (GEORGE A. SCHAPIRO)

          /s/ JOSEPH J. THOMAS*             Director                              December 12, 2003
 .........................................
            (JOSEPH J. THOMAS)

            /s/ BARRY WICKER*               Executive Vice President,             December 12, 2003
 .........................................    International Sales
              (BARRY WICKER)                  and Director

         /s/ FREDERICK S. SCHIFF*           Chief Financial and Accounting        December 12, 2003
 .........................................    Officer
          (FREDERICK S. SCHIFF)

      *By:   /s/ FREDERICK S. SCHIFF
 .........................................
           FREDERICK S. SCHIFF
             ATTORNEY-IN-FACT

                          STATEMENT OF DIFFERENCES
                          ------------------------
 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'
 The Greek letter theta shall be expressed as........................... [th]