Form 10-Q
period 2003-12-31
VITAL SIGNS INC
filed 2004-02-13
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2003 or

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
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No:)

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

     At February 12, 2004 there were 12,925,523 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                                               PAGE
                                                                                              NUMBER
                                                                                              ------

                                     PART I.

          Financial information...........................................................        1

Item 1.   Financial Statements

          Independent Accountant's Report..................................................       2

          Consolidated Balance Sheets as of December 31, 2003 (Unaudited) and September
             30, 2003......................................................................       3

          Consolidated Statements of Income for the Three Months ended December 31,
             2003 and 2002 (Unaudited).....................................................       4

          Consolidated Statements of Cash Flows for the Three Months Ended December 31,
             2003 and 2002 (Unaudited).....................................................       5

          Notes to Consolidated Financial Statements (Unaudited)...........................     6-9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................   10-15

Item 3.   Quantitative and Qualitative Disclosure About Market Risks.......................      16

Item 4.   Controls and Procedures..........................................................      16

                                    PART II.

Item 1.   Legal Proceedings................................................................   17-18

Item 6.   Exhibits and Reports on Form 8-K.................................................      19

          Signatures.......................................................................      21

          Exhibit 31.1.....................................................................

          Exhibit 31.2.....................................................................

          Exhibit 32.1.....................................................................

          Exhibit 32.2.....................................................................

                                     PART I.

                              Financial Information

Item 1.

Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

     The results of operations for the interim period presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Vital Signs, Inc.

We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of income and cash flows for the three months ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 5, 2003, except for the fourth paragraph of Note 16, as to which the date is December 26, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

January 30, 2004

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  2003           2003
                                                                              ------------   -------------
                                                                                (IN THOUSANDS OF DOLLARS)

                                                                                (Unaudited)
                                                                              ------------

                                     ASSETS

Current Assets:
   Cash and cash equivalents ..............................................     $ 63,285       $ 55,660
   Accounts receivable, less allowance for rebates and doubtful accounts of
      $6,999 and $7,075 respectively ......................................       29,342         29,436
   Inventory ..............................................................       20,600         21,857
   Prepaid expenses .......................................................        2,462          3,239
   Other current assets ...................................................        2,355          4,129
   Assets of discontinued business ........................................           --          2,104
                                                                                --------       --------
      Total Current Assets ................................................      118,044        116,425

   Property, plant and equipment - net ....................................       32,752         32,306

   Goodwill ...............................................................       69,506         69,506
   Deferred income taxes ..................................................        1,341          1,519
   Other assets ...........................................................        2,845          3,322
                                                                                --------       --------
      Total Assets ........................................................     $224,488       $223,078
                                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .......................................................     $  4,694       $  6,072
   Current portion of long-term debt ......................................          179          1,690
   Accrued other expenses .................................................        5,858          6,071
   Income taxes payable ...................................................        2,426          3,392
   Other current liabilities ..............................................          297            228
   Liabilities of discontinued business ...................................           --            503
                                                                                --------       --------
      Total Current Liabilities ...........................................       13,454         17,956

Minority interest in subsidiary ...........................................        3,038          2,900

Commitments and contingencies
Stockholders' Equity
   Common stock - no par value; authorized 40,000,000 shares, issued and
      outstanding 12,914,118 and 12,915,566 shares, respectively...........       30,338         30,467
   Accumulated other comprehensive income .................................        3,439          1,827
   Retained earnings ......................................................      174,219        169,928
                                                                                --------       --------
   Stockholders' equity ...................................................      207,996        202,222
                                                                                --------       --------
      Total Liabilities and Stockholders' Equity ..........................     $224,488       $223,078
                                                                                ========       ========
----------------------------------------------------------------------------------------------------------

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                               FOR THE THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                               --------------------------
                                                                                      2003      2002
                                                                                    -------   -------
                                                                                (In Thousands, Except
                                                                                   Per Share Amounts)
                                                                                ---------------------
Revenues:

   Net sales ...............................................................         35,895    35,055
   Service revenue .........................................................          7,953     9,702
                                                                                    -------   -------
                                                                                     43,848    44,757
Cost of goods sold and services performed:
   Cost of goods sold ......................................................         17,505    16,125
   Cost of services performed ..............................................          4,329     5,417
                                                                                    -------   -------
                                                                                     21,834    21,542

Gross profit ...............................................................         22,014    23,215

Operating expenses:
   Selling, general and administrative .....................................         12,346    12,091
   Research and development ................................................          1,506     1,503
   Other  (income) expense .................................................             70      (168)
                                                                                    -------   -------
      Total operating expenses .............................................         13,922    13,426

Operating Income ...........................................................          8,092     9,789

Interest (income) expense:
   Interest (income) .......................................................           (183)     (134)
   Interest expense ........................................................             24        42
                                                                                    -------   -------
Total interest (income) expense ............................................           (159)      (92)

Income from continuing operations before provision for income taxes and
   minority interest .......................................................          8,251     9,881
Provision for income taxes .................................................          2,889     3,264
                                                                                    -------   -------
Income from continuing operations before minority interest..................
                                                                                      5,362     6,617
Minority interest ..........................................................            138        55
                                                                                    -------   -------
Income from continuing operations ..........................................          5,224     6,562

Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($83) and
   ($174) ..................................................................            154       357
                                                                                    -------   -------
Net income .................................................................        $ 5,070   $ 6,205
                                                                                    =======   =======

Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations .............................        $  0.40   $  0.51
   Loss per share from discontinued operations .............................        $ (0.01)  $ (0.03)
   Net earnings ............................................................        $  0.39   $  0.48
Diluted
   Income per share from continuing operations .............................        $  0.40   $  0.51
   Loss per share from discontinued operations .............................        $ (0.01)  $ (0.03)
   Net earnings ............................................................        $  0.39   $  0.48

Basic weighted average number of shares outstanding ........................         12,884    12,898
Diluted weighted average number of shares outstanding ......................         13,018    12,994
Dividends paid per share ...................................................        $  0.06   $  0.04
---------------------------------------------------------------------------------------------------------

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                     FOR THE THREE MONTHS ENDED
                                                                                            DECEMBER 31,
                                                                                           2003      2002
                                                                                     --------------------------
Cash Flows from Operating Activities:                                                 (IN THOUSANDS OF DOLLARS)
                                                                                     --------------------------
   Net income ....................................................................       $ 5,070   $ 6,205
   Add loss from discontinued operations .........................................           154       357
                                                                                         -------   -------
   Income from continuing operations .............................................         5,224     6,562
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
      Depreciation and amortization ..............................................         1,112     1,085
      Deferred income taxes ......................................................           178        49
      Minority interest in income of consolidated subsidiary .....................           138        55
      Tax benefit for stock options ..............................................            20        --
Changes in operating assets and liabilities:
      Decrease in accounts receivable ............................................           402     1,821
      Decrease in inventory ......................................................         1,730        96
      Decrease (increase) in prepaid expenses and other current assets ...........         2,619       (48)
      Decrease (increase) in other assets ........................................           478      (397)
      (Decrease) in accounts payable .............................................        (2,159)     (220)
      (Decrease) increase in accrued expenses ....................................          (325)      905
      (Decrease) increase in accrued income taxes ................................          (966)    2,115
      (Decrease) in other liabilities ............................................           (86)     (218)
                                                                                         -------   -------
Net cash provided by continuing operations .......................................         8,365    11,805
                                                                                         -------   -------
Net cash  (used) in discontinued operations ......................................          (192)     (749)
                                                                                         -------   -------
Net cash provided by operating activities ........................................         8,173    11,056

Cash flows from investing activities:
      Net proceeds from sale of assets of Vital Pharma ...........................           417        --
      Net proceeds from sale of Vital Pharma real estate .........................         1,222        --
      Acquisition of property, plant and equipment ...............................          (647)     (197)
      Capitalized software costs .................................................          (468)     (118)
      Capitalized patent costs ...................................................           (44)     (209)
      Proceeds from sales of available for sale securities .......................            --        50
                                                                                         -------   -------
Net cash used in investing activities ............................................           480      (474)

Cash flows from financing activities:
      Dividends paid .............................................................          (779)     (520)
      Proceeds from exercise of stock options ....................................           312       316
      Purchase of common stock ...................................................          (460)       --
      Principal payments on long-term debt and notes payable .....................        (1,511)     (287)
                                                                                         -------   -------
Net cash used in financing activities ............................................        (2,438)     (491)

Effect of foreign currency translation ...........................................         1,410       636
                                                                                         -------   -------
Net increase in cash and cash equivalents ........................................         7,625    10,727
Cash and cash equivalents at beginning of period .................................        55,660    29,303
                                                                                         -------   -------
Cash and cash equivalents at end of period .......................................       $63,285   $40,030
                                                                                         =======   =======

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
   Interest ......................................................................       $    22   $    82
   Income taxes ..................................................................       $ 1,111   $   167

---------------------------------------------------------------------------------------------------------------

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of December 31, 2003, the consolidated statements of operations for the three months ended December 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended December 31, 2003 and 2002, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2003 and the results of operations for the three months ended December 31, 2003 and 2002, and the cash flows for the three months ended December 31, 2003 and 2002, have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2003 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. At December 31, 2003, the Company's inventory was comprised of raw materials of $12,592,000, and finished goods of $8,008,000. At September 30, 2003, the Company's inventory was comprised of raw materials of $12,570,000 and finished goods of $9,287,000.

4.   For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

5. Net revenues consist of product sales and service revenues. For product sales, revenue is recognized in the same period as title to the product passes to the customer. For service revenue, revenue is recorded when the service is performed. A component of product sales is a deduction for rebates due on sales to distributors (see Footnote 9). A reconciliation of gross to net sales is provided below:

-----------------------------------------------
                                THREE MONTHS
(IN THOUSANDS OF DOLLARS)    ENDED DECEMBER 31,
-----------------------------------------------
                              2003       2002
                            --------   --------
Gross sales                 $ 48,084   $ 46,126
Rebates                      (11,085)   (10,041)
Other deductions              (1,104)    (1,030)
                            --------   --------
Net sales                     35,895     35,055

Service revenues               7,953      9,702
                            --------   --------
Total net revenues          $ 43,848   $ 44,757
                            ========   ========
-----------------------------------------------

     Other deductions consists of discounts, returns and allowances for credits

6. The Company has aggregated its business units into four reportable segments, anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore the operating profit, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Management evaluates performance on the basis of the gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table:

------------------------------------------------------------------------------------------
                                    RESPIRATORY/             PHARMACEUTICAL
                                      CRITICAL                 TECHNOLOGY
                       ANESTHESIA       CARE        SLEEP       SERVICES      CONSOLIDATED
                       ----------   ------------   -------   --------------   ------------
FOR THE THREE MONTHS
ENDED DECEMBER 31,
2003
Net revenues            $ 18,496       $10,667     $10,956       $ 3,729        $ 43,848
Gross profit               9,332         6,080       5,026         1,576          22,014
Operating income           4,279         2,467         962           384           8,092
Total assets             107,424        61,954      36,194        18,916         224,488
Capital expenditures         388           223         373           175           1,159

2002
Net revenues            $ 17,017       $11,190     $11,283       $ 5,267        $ 44,757
Gross profit               9,477         6,277       5,215         2,246          23,215
Operating income           4,890         3,216         793           890           9,789
Total assets              97,309        63,988      34,445        20,806         216,548
Capital expenditures         250           164          88            22             524
------------------------------------------------------------------------------------------

     In Fiscal 2003 capital expenditures include $647,000 for the acquisition of property, plant and equipment, $468,000 for the capitalization of software development costs and $44,000 for the capitalization of patent costs. In Fiscal 2002 capital expenditures include $197,000 for the acquisition of property, plant and equipment, $118,000 for the capitalization of software development costs and $209,000 for the capitalization of patent costs.

7. Other comprehensive income for the three months ended December 31, 2003 and 2002 consisted of:

-------------------------------------------------
                                  THREE MONTHS
(IN THOUSANDS OF DOLLARS)      ENDED DECEMBER 31,
-------------------------------------------------
                                  2003     2002
                                 ------   ------
Net income                       $5,070   $6,205
Foreign currency translation      1,612      929
Other                                --        4
                                 ------   ------
Comprehensive income             $6,682   $7,138
                                 ======   ======
-------------------------------------------------

8. On May 7, 2003 a complaint was filed against the Company and two of its officers by a former CFO of the Company. At the request of management, the Company's Audit Committee performed an independent investigation of the allegations and hired outside independent accountants and legal counsel to assist in the matter. Accounting and legal expenses of $235,000 included in selling, general and administrative expenses, were incurred during the first quarter of fiscal 2004 in connection with the Audit Committee review. These expenses were allocated (on a net sales basis) to the anesthesia and respiratory/critical segments.

9. During the second quarter of fiscal 2003, the Company reviewed and adjusted its estimate for rebates due to distributors. These rebates apply to the Company's anesthesia and respiratory/critical care segments. As background, the Company's sales to distributors, which represented 26.2% of the Company's net sales during the first quarter of fiscal 2004, are made at the Company's established price. Each distributor subsequently provides the Company with documentation that the Company's products have been shipped to particular end-users (i.e. particular hospitals). In general, the end-user is entitled, on a case by case basis, to a price lower than the Company's established price. Accordingly, the Company owes the distributor a rebate - the difference between the established price and the lower price to which the end user is entitled - upon the Company's receipt of applicable documentation from the distributor.

     The Company had, for several years, utilized a historical moving average to estimate the allowance for rebates. Based upon the Company's review, during the second quarter of fiscal 2003, the Company concluded that the moving average estimate did not necessarily result in the appropriate liability due to distributors. Accordingly, the Company changed its method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user, as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance.

     The allowance for rebates is recorded for financial statement purposes at the time the Company records the revenue for the product shipped to the distributor. The rebate is recorded as a sales allowance, reducing gross revenue. The allowance for rebates was $6,250,000 and $6,156,000 at December 31, 2003 and September 30, 2003, respectively. Rebate expense was $11,085,000 and $10,041,000 for the three months ended December 31, 2003 and December 31, 2002.

10. The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three months ended December 31, 2003 and 2002 (pro forma effect has been adjusted for income taxes) would approximate the pro forma amounts indicated in the table below (dollars in thousands):

------------------------------------------------------------------------------
                                                            THREE MONTH PERIOD
                                                            ENDED DECEMBER 31,
                                                            ------------------
                                                               2003     2002
                                                              ------   ------
Net income - as reported.................................     $5,070   $6,205
Net income- pro forma....................................      4,883    6,112
Basic net income per common share - as reported..........        .39      .48
Diluted net income  per common share - as reported.......        .39      .48
Basic net income per common share - Pro forma............        .38      .47
Diluted net income  per common share - Pro forma.........        .38      .47
------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months ended December 31, 2003 and 2002, respectively: expected volatility of 50% and 50%, respectively, risk-free interest rate of 3.69% and 3.94%, respectively, dividend yield rate of .7% and .6%, respectively, and all options have expected lives of 5 years.

11. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation will be effective for the Company's second quarter ending March 31, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on our results of operations and financial condition. However, if the Company enters into any such arrangement with a variable interest entity in the future (or an entity with which we currently have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity), the Company's results of operations and financial condition will be impacted.

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

     We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, we have set forth in Exhibit
99.1 to our Annual Report on Form 10-K for the year ended September 30, 2003 a list of important factors, certain of which are outside of management's control, that could cause our actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by us. Reference is made to such Exhibit 99.1 for a list of such risk factors.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statement of income.

----------------------------------------------------------------
                                             INCREASE/(DECREASE)
                                              FROM PRIOR PERIOD
                                             THREE MONTH'S ENDED
                                              DECEMBER 31, 2003
                                                COMPARED WITH
                                             THREE MONTHS ENDED
                                              DECEMBER 31, 2002
                                             -------------------
Consolidated Statement of Operations Data:
Net revenues.................................       (2.0)%
Gross profit.................................       (5.2)%
Total operating expenses.....................        3.7%
Income from continuing operations............      (20.4%)
Net income...................................      (18.3%)
----------------------------------------------------------------

Comparison of Results for the Three-Month Period Ended December 31, 2003 to the Three-Month Period Ended December 31, 2002.

     Net Revenue. Net revenues for the three months ended December 31, 2003 decreased by 2.0% (a decrease of 4.8% excluding the favorable effect of foreign exchange) to $43.8 million as compared to $44.8 million in the comparable period last year. Of our total revenues, $32.5 million (or 74.2%) were derived from domestic sales and $11.3 million (or 25.9%) were derived from international sales. Following are the net revenues by business segment for the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

                           REVENUE BY BUSINESS SEGMENT

                                     FOR THE QUARTER ENDED
                                           DECEMBER 31       PERCENT
                                     ---------------------
                                         2003      2002      CHANGE
                                       -------   -------     -------
Anesthesia                             $18,496   $17,017       8.7%
Respiratory/Critical Care               10,667    11,190      (4.7)%
Sleep                                   10,956    11,283      (2.9)%
Pharmaceutical Technology Services       3,729     5,267     (29.2%)
                                       -------   -------     -----
                                       $43,848   $44,757      (2.0)%
                                       -------   -------     -----

     Sales of anesthesia products for the three months ended December 31, 2003, increased 8.7% from $17.0 million for the three months ended December 31, 2002 to $18.5 million for the three months ended December 31, 2003. This increase was due primarily to growth at our Thomas Medical Products subsidiary, which increased 33.7% to $4.2 million and volume growth in our Limb-(O)'TM' product, a patented anesthesia circuit, which increased 52.7% to $1.6 million. Domestic sales of anesthesia products increased 6.5%, from $16.0 million to $17.1 million. International sales of anesthesia products increased 44.3%, from $1.0 million to $1.4 million.

     Sales of respiratory/critical care products decreased 4.7%, from $11.2 million for the three months ended December 31, 2002 to $10.7 million for the three months ended December 31, 2003. Domestic sales of respiratory/critical care products decreased 17.0%, from $9.0 million to $7.4 million primarily due to volume declines attributed to decreased market share. International sales of respiratory/critical care products increased 44.7%, from $2.2 million to $3.2 million which resulted from increased volume levels attributable to our distribution agreement with Rusch.

     As noted above, our international sales in anesthesia and respiratory/critical businesses together increased 44.6% to $4,638,000 in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003.

     Our sleep segment revenues decreased 2.9% (a decrease of 13.1% excluding favorable foreign exchange), from $11.3 million for the three months ended December 31, 2002 to $11.0 million for the three months ended December 31, 2003. The decline in our sleep segment, which includes sleep diagnostic services and therapy products, was due primarily to decreased revenue of 1.7% (a decrease of 17.6% excluding favorable foreign exchange) to $6,732,000, resulting principally from a slow start to our fiscal year in the Breas ventilation business, . Also included in this segment is Sleep Services of America, our sleep diagnostics and therapy company, whose revenues decreased by 4.7%, to $4,224,000 primarily due to the closing of certain sleep labs that have not returned appropriate margins.

     Service revenues in the Pharmaceutical Technology Services segment decreased 29.2%, from $5.3 million for the three months ended December 31, 2002 to $3.7 million for the three months ended

December 31, 2003 resulting from changes in the FDA regulatory climate, particularly changes in the 21 CFR Part 11 regulation, and significant budget constraints at several large pharmaceutical clients.

     Rebates, which relate to our domestic anesthesia and respiratory/critical care businesses, for the three months ended December 31, 2003 were $11.1 million compared to $10.0 million for the three months ended December 31, 2002. The increase in rebates is due to higher sales by our distributors to hospitals, as well as our change in methodology for estimating rebates made effective in the second quarter of fiscal 2003. (See Footnote 9).

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 1.4% from $21.5 million for the three months ended December 31, 2002 to $21.8 million for the three months ended December 31, 2003. Cost of goods sold and services performed as a per cent of gross revenues were 39.0% for the first quarter of fiscal 2004, slightly higher than 38.6% recorded in the first quarter of fiscal 2003.

     Cost of goods sold increased 8.6%, from $16.1 million for the three months ended December 31, 2002 to $17.5 million for the three months ended December 31, 2003. The $1.4 million increase results primarily from foreign exchange changes of approximately $700,000 and volume related cost increases, consistent with the increase in net revenues, of approximately $600,000 in our anesthesia segment.

     Cost of services performed decreased 20.1%, from $5.4 million for the three months ended December 31, 2002 to $4.3 million for the three months ended December 31, 2003, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment and decreased sales volumes at Sleep Services of America, our sleep diagnostics company.

     Gross Profit. Our gross profit decreased 5.2%, from $23.2 million for the three months ended December 31, 2002 to $22.0 million for the three months ended December 31, 2003. Gross Profit as a per cent of gross revenues was 61.0% for the three months ended December 31, 2003, slightly lower than 61.4% recorded for the three months ended December 31, 2002. For a reconciliation of gross revenues to net revenues, refer to Footnote 5 to our financial statements. For gross profit information related to our four segments, refer to Footnote 6 to our financial statements.

     Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.1%, from $12.1 million for the three months ended December 31, 2002 to $12.3 million for the three months ended December 31, 2002. The approximately $250,000 increase was primarily due to an increase of approximately $387,000 at our Breas subsidiary due to foreign exchange changes; an increase of approximately $235,000 in legal and accounting expense s applicable to the audit committee investigation related to a complaint filed against the company by a former Chief Financial Officer of the Company (see Footnote 8)) and approximately $139,000 for a non-cash charge for the write-off of the deferred debt acquisition costs relating to the recently paid down $1.5 million Industrial Revenue Bond ("IRB"). These increases were partly offset primarily by cost reductions at our Breas and Stelex subsidiaries of approximately $450,000. Research and Development Expenses.

     Research and development expenses were $1.5 million for the three months ended December 31, 2003 and 2002.

     Other (Income) Expense - net. Other (income) and expense - net was approximately $70,000 of net expense (primarily donations) for the three months ended December 31, 2003 and was approximately $168,000 of net other income for the three months ended December 31, 2002. Included in fiscal 2002 was $122,000 of income related to the reversal of accrued interest due to the expiration date of certain overseas bonds.

     Other Items

     Interest Income and Expense. Interest income increased 36.6%, from $134,000 for the three months ended December 31, 2002 to $183,000 during the three months ended December 31, 2003, resulting from the increase in the level of cash and cash equivalents being invested. Interest expense decreased 42.9%, from $42,000 for the three months ended December 31, 2002 to $24,000 during the three months ended December 31, 2003, due to the payment in full of our IRB loan on December 1, 2003.

     Provision for Income Taxes. The provision for income tax expense for the three months ended December 31, 2003 and 2002 was $2.9 million and $3.3 million, respectively, reflecting effective tax rates of 35.0% and 33.0% for these periods, respectively. The increase in the tax rate is primarily due to the requirement for higher state income taxes.

     Discontinued Operations. In September 2002, we decided to sell our Vital Pharma, Inc. subsidiary. Accordingly the results for Vital Pharma have been classified as a discontinued operation. On October 30, 2003 the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note accrues interest at 8%, 10%, and 12% in the first, second and third year of the note, respectively. Interest is payable monthly. Should ProClinical pay down the entire note in the first twelve months, the note will be reduced by $300,000. Should ProClinical pay down the entire note between the thirteenth and eighteenth month, the note will be reduced by $200,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale. The Company has established a valuation reserve on the full value of the Pro-Clinical note receivable. On December 29, 2003 the Company sold certain related real estate. The net loss (after applying the tax benefit) from discontinued operation was approximately $154,000 for the three months ended December 31, 2003 and approximately $357,000 for the three months ended December 31, 2002. Included in the net loss of $154,000 for the three months ended December 31, 2003 is net operating losses of approximately $226,000 offset by approximately $72,000 of income which represents the cash received upon the sales in excess of the cost basis of the assets.

Liquidity and Capital Resources

     Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At December 31, 2003, we had cash and cash equivalents of $63.3 million and we had no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at December 31, 2003.

     Vital Signs continues to generate cash flows from its operations. During the three months ended December 31, 2003, cash and cash equivalents increased by $7.6 million. Operating activities provided $8.2 million net cash, of which $8.4 million was provided from continuing operations and $200,000 was used by our discontinued operation at Vital Pharma. Investing activities provided approximately $500,000 net cash including $400,000 net proceeds on the sale of Vital Pharma assets, $1.2 million net proceeds on the sale of Vital Pharma real estate and $1.1 million used for capital expenditures. Financing activities used $2.4 million, consisting of $1.5 million used to pay down the Industrial Revenue Bond, $460,000 for the repurchase of common stock and $779,000 paid for dividends, offset by $312,000 of cash received from the exercise of stock options.

     Cash and cash equivalents were $63.3 million at December 31, 2003 as compared to $55.7 million at September 30, 2003. At December 31, 2003 our working capital was $104.6 million as compared to

$98.5 million at September 30, 2003. At December 31, 2003 the current ratio was
8.8 to 1, as compared to 6.5 to 1 at September 30, 2003.

     Our capital investments vary from year to year, based in part on capital demands of cost improvement plans and newly acquired businesses. Capital expenditures for the three month period ended December 31, 2003 were approximately $1.1 million, and included expenditures for equipment used as part of cost improvement projects at our New Jersey facility ($175,000), Colorado facility ($337,000), and the capitalized costs of software development ($468,000) and patents ($44,000).

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

     Our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock in May 2003. Through December 31, 2003, we had purchased 114,500 shares for $3,043,000, including commissions of $5,000, at an average price of $26.53. During the first quarter of fiscal 2004, we purchased 14,200 shares at a cost of $459,388. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

     Our Board of Directors has approved $779,000 in dividends (amounting to $.06 per share) in the current fiscal year.

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

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $749,000 at December 31, 2003 and $919,000 at September 30, 2003. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

          We had, for several years, utilized an historical moving average to estimate the allowance for rebates. Based upon our review during the second quarter of fiscal 2003, we concluded that the moving average estimate did not necessarily result in the appropriate liability due to the distributor. Accordingly, we changed our method of estimating rebate claims in the second quarter of fiscal 2003, to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance. The allowance for rebates was $6,250,000 and $6,156,000 at December 31, 2003 and September 30, 2003,
          respectively. Rebate expense was $11,085,000 and $10,041,000 for the three months ended December 31, 2003 and December 31, 2002.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. Our inventory allowance for obsolescence was $902,000 at December 31, 2003 and $981,000 at September 30, 2003.

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

     Our international net revenue represents approximately 25.9% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 59.2% of our total international net revenues. The Company has not entered into any derivative instruments (i.e. foreign exchange forward or option contracts) as of December 31, 2003. However, the Board of directors has approved the use of a foreign currency cash flow hedge, where a derivative is used to hedge the risk of the variable cash flow of an anticipated or forecasted transaction that is probable of occurring in the future.

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

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

(a) On December 6, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. The hearing is being held on an intermittent schedule with hearing dates scheduled through March 2004. A decision may be rendered by the arbitrator before the end of the third quarter of fiscal 2004.

(b) On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer of the Company. A detailed description of this litigation is set forth in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The Company denies Plaintiff's allegations, that it had engaged in improper conduct both as regards its accounting practices and with regard to its treatment of the Plaintiff. Notwithstanding the Company's belief that the filing of the complaint was a retaliatory action by Plaintiff, in accordance with the Sarbanes-Oxley Act, the issues raised in the complaint were referred to the Audit Committee, which conducted its own independent analysis of those matters. On December 26, 2003 the Audit Committee reported to the Board of Directors on the results of its investigation and determined that no evidence of fraud had been discovered during the course of the investigation. The Audit Committee also determined that any decision regarding the potential restatement of the Company's previously published financial statements is to be made by the Company's management in concurrence with the Company's auditors. Based upon the results of the investigation, the Audit Committee did not recommend that any restatement be made to the Company's previously published financial statements. The Company is in agreement with the Audit Committee that no restatement is required. As a result of the investigation the Audit Committee compiled a list of areas in which the Committee believes the Company needs to improve its record keeping, documentation, policies, procedures and financial controls. Management has been apprised of the recommendations and has begun an action program to implement them.

(c) On May 16, 2003 the Company was served with a complaint answerable in Belgium by its former distributor. The complaint alleges breach of contract and seeks damages of 185,040 Euro (representing approximately $233,000 U.S. dollars based on exchange rates in effect on December 30, 2003). The demand represents a statutory notice provision, salary and related costs for the distributor's employees associated with selling the Company's product line and the value of the customer base inherited by the new distributor. The Company has recorded a reserve for a possible settlement or loss.

(d) A first amended complaint was filed against the Company's Vital Pharma subsidiary on September 8, 2003 in the U.S. District Court for the Northern District of California related to the packaging services it provides to Lifecore Biomedical, Inc. ("Lifecore"). The complaint asserts multiple theories of negligence and product liability claims against the defendants for injuries allegedly sustained through the use of Lifecore's Gynecare Intergel ("Intergel") product during surgery. Lifecore manufactures the product, which is approved for the purpose of reducing post-surgical adhesions. The Company's insurance carrier has responded and has also notified Lifecore of its obligation under its agreement with Vital Pharma to indemnify it for complaints related to product defects. On January 28, 2004 plaintiff filed a nearly identical lawsuit in California state court on her own behalf and on behalf of the general public alleging violation of the California Business and

     Professions Code based upon the facts underlying the federal court action. While the Company's insurance carrier is on notice of the new action, it has not yet responded as to coverage.

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

ITEM 2 THROUGH 5

Not applicable.

ITEM 6.

Reports on Form 8-K

A Current Report on Form 8-K was filed on December 30, 2003, disclosing (under Items 5 and 7) Vital Signs' press release regarding the results of the independent investigation conducted by the Audit Committee of the Company's Board of Directors.

A Current Report on Form 8-K was filed on November 5, 2003, disclosing (under Items 7 and 12) Vital Signs' press release regarding results for the three months and the year ended September 30, 2003.

Exhibits

  31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Certification of the Chief Executive Officer Pursuant to [p] 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Chief Financial Officer Pursuant to [p] 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VITAL SIGNS, INC.


                                          By: /s/ Frederick S. Schiff
                                              ----------------------------------
                                              Frederick S. Schiff
                                              Executive Vice President and
                                              Chief Financial Officer

                                        Date: February 13, 2004

                          STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as................................ 'TM'
The paragraph symbol shall be expressed as................................  [p]