Form 10-Q
period 2004-03-31
VITAL SIGNS INC
filed 2004-05-17
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period from        to
                                                         -------   ------

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

         At May 12, 2004 there were 12,812,253 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                     PART I.



                                                                                               PAGE NUMBER

                 Financial information........................................................         1

Item 1.          Financial Statements

                 Independent Accountant's Report..............................................         2

                 Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
                 and September 30, 2003.......................................................         3

                 Consolidated Statements of Income for the Three Months ended
                 March 31, 2004 and 2003 (Unaudited)..........................................         4

                 Consolidated Statements of Income for the Six Months ended
                 March 31, 2004 and 2003 (Unaudited)..........................................         5

                 Consolidated Statements of Cash Flows for the Six Months
                 Ended March 31, 2004 and 2003 (Unaudited)....................................         6

                 Notes to Consolidated Financial Statements (Unaudited).......................      7 - 11

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................................      11 - 22

Item 3.          Quantitative and Qualitative Disclosure About Market Risks...................        22

Item 4.          Controls and Procedures......................................................        23

                                                   PART II.

Item 1.          Legal Proceedings............................................................      24 - 25

Item 2.          Changes in Securities and Use of Proceeds....................................        26

Item 6.          Exhibits and Reports on Form 8-K.............................................        27

                 Signatures...................................................................        29

                 Exhibit 31.1.................................................................        30

                 Exhibit 31.2.................................................................        31

                 Exhibit 32.1.................................................................        32

                 Exhibit 32.2.................................................................        33

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

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
Vital Signs, Inc.


We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of March 31, 2004 and the related consolidated statements of operations for the three months and six months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 22, 2004

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,            SEPTEMBER 30,
                                                                                      ---------            -------------
                                                                                         2004                  2003
                                                                                         ----                  ----
                                                                                          (IN THOUSANDS OF DOLLARS)
                                                                                           -----------------------
                                                          ASSETS
                                                                                     (Unaudited)
                                                                                      ---------
Current Assets:
    Cash and cash equivalents................................................           $ 66,990                $ 55,660
    Accounts receivable, less allowance for rebates and doubtful accounts of
        $8,573 and $7,075 respectively.......................................             28,020                  29,436
    Inventory................................................................             19,077                  21,857
    Prepaid expenses.........................................................              2,367                   3,239
    Other current assets.....................................................              3,007                   4,129
    Assets of discontinued business..........................................                 --                   2,104
                                                                                        --------                --------
         Total Current Assets................................................            119,461                 116,425

    Property, plant and equipment - net......................................             32,164                  32,306
    Goodwill ................................................................             69,506                  69,506
    Deferred income taxes....................................................              1,162                   1,519
    Other assets.............................................................              2,709                   3,322
                                                                                        --------                --------
          Total Assets.......................................................           $225,002                $223,078
                                                                                        ========                ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable.........................................................           $  6,424                $  6,072
    Current portion of long-term debt........................................                 --                   1,690
    Accrued expenses.........................................................              5,907                   6,071
    Accrued income taxes ....................................................              1,020                   3,392
    Other current liabilities................................................                345                     228
    Liabilities of discontinued business.....................................                 --                     503
                                                                                        --------                --------
          Total Current Liabilities                                                       13,696                  17,956


Minority interest in subsidiary..............................................              3,154                   2,900

Commitments and contingencies
Stockholders' Equity
    Common stock - no par value; authorized 40,000,000 shares, issued and
         outstanding 12,812,253 and 12,915,566 shares, respectively..........             27,058                  30,467
    Accumulated other comprehensive income...................................              2,255                   1,827
    Retained earnings........................................................            178,839                 169,928
                                                                                        --------                --------
    Stockholders' equity.....................................................            208,152                 202,222
                                                                                        --------                --------
         Total Liabilities and Stockholders' Equity..........................           $225,002                $223,078
                                                                                        ========                ========

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                       FOR THE THREE MONTHS ENDED
                                                                                                March 31,
                                                                                       2004                   2003
                                                                                ------------------------------------------
                                                                                 (In Thousands, Except Per Share Amounts)
                                                                                ------------------------------------------
Net Revenues:
     Net sales.............................................................             $38,583                $33,038
     Service revenue.......................................................               8,054                  9,026
                                                                                        -------                -------
                                                                                         46,637                 42,064
Cost of goods sold and services performed:
     Cost of goods sold....................................................              18,933                 17,676
     Cost of services performed............................................               4,466                  4,674
                                                                                        -------                -------
                                                                                         23,399                 22,350

Gross profit...............................................................              23,238                 19,714

Operating expenses:
    Selling, general and administrative....................................              12,724                 12,544
    Research and development...............................................               2,033                  1,418
    Impairment charge for China operations.................................                 ---                    553
    Other expense - net....................................................                 151                    754
                                                                                        -------                -------
         Total operating expenses..........................................              14,908                 15,269

Operating Income...........................................................               8,330                  4,445

Other (income) expense.....................................................
    Interest (income)......................................................                (202)                  (155)
    Interest expense.......................................................                   1                    685
                                                                                        -------                -------
Total other (income) expense...............................................                (201)                   530

Income from continuing operations before provision for income taxes and
    minority interest in income of consolidated subsidiary.................               8,531                  3,915
Provision for income taxes.................................................               3,001                  2,508
                                                                                        -------                -------
Income from continuing operations before minority interest in income of
    consolidated subsidiary................................................               5,530                  1,407
Minority interest in income of consolidated subsidiary.....................                 116                     74
                                                                                        -------                -------
Income from continuing operations..........................................               5,414                  1,333

Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($9) and
    ($1,325)...............................................................                 (17)                (2,555)
                                                                                        -------                -------
Net income (loss)..........................................................             $ 5,397                $(1,222)
                                                                                        =======                =======

Earnings (loss) per Common Share:
Basic
    Income per share from continuing operations............................             $  0.42                $  0.10
    Loss per share from discontinued operations............................             $  0.00                $ (0.19)
    Net earnings (loss)....................................................             $  0.42                $ (0.09)
Diluted
    Income per share from continuing operations............................             $  0.42                $  0.10
    Loss per share from discontinued operations............................             $  0.00                $ (0.19)
    Net earnings (loss)....................................................             $  0.42                $ (0.09)

Basic weighted average number of shares outstanding........................              12,837                 12,945
Diluted weighted average number of shares outstanding......................              12,982                 13,024
Dividends paid per share...................................................             $  0.06                $  0.05

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                March 31,
                                                                                       2004                   2003
                                                                                  ----------------------------------------
                                                                                  (In Thousands, Except Per Share Amounts)
                                                                                  ----------------------------------------
Net Revenues:
     Net sales.............................................................             $74,478                $68,093
     Service revenue.......................................................              16,007                 18,728
                                                                                        -------                -------
                                                                                         90,485                 86,821
Cost of goods sold and services performed:
     Cost of goods sold....................................................              36,438                 33,801
     Cost of services performed............................................               8,795                 10,091
                                                                                        -------                -------
                                                                                         45,233                 43,892

Gross profit...............................................................              45,252                 42,929

Operating expenses:
    Selling, general and administrative....................................              25,070                 24,635
    Research and development...............................................               3,539                  2,921
    Impairment charge for China operations.................................                  --                    553
    Other expense - net....................................................                 221                    586
                                                                                        -------                -------
         Total operating expenses..........................................              28,830                 28,695

Operating Income...........................................................              16,422                 14,234
Other (income) expense
    Interest (income)......................................................                (385)                  (289)
    Interest expense.......................................................                  25                    727
                                                                                        -------                -------
Total other (income) expense...............................................                (360)                   438

Income from continuing operations before provision for income taxes and
    minority interest in income of consolidated subsidiary.................              16,782                 13,796
Provision for income taxes.................................................               5,890                  5,772
                                                                                        -------                -------
Income from continuing operations before minority interest in income of
    consolidated subsidiary................................................              10,892                  8,024
Minority interest in income of consolidated subsidiary.....................                 254                    129
                                                                                        -------                -------
Income from continuing operations..........................................              10,638                  7,895

Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($92) and
    ($1,500)...............................................................                (171)                (2,912)
                                                                                        -------                -------
Net income.................................................................             $10,467                $ 4,983
                                                                                        =======                =======

Earnings (loss) per Common Share:
Basic
    Income per share from continuing operations............................             $  0.83                $  0.61
    Loss per share from discontinued operations............................             $ (0.02)               $ (0.22)
    Net earnings...........................................................             $  0.81                $  0.39
Diluted
    Income per share from continuing operations............................             $  0.82                $  0.61
    Loss per share from discontinued operations............................             $ (0.02)               $ (0.23)
    Net earnings...........................................................             $  0.80                $  0.38

Basic weighted average number of shares outstanding........................              12,873                 12,901
Diluted weighted average number of shares outstanding......................              13,013                 12,988
Dividends paid per share...................................................             $  0.12                $  0.10

(see Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                      March 31,
                                                                                             2004                   2003
                                                                                       -----------------------------------------
                                                                                              (IN THOUSANDS OF DOLLARS)
                                                                                       -----------------------------------------
Cash Flows from Operating Activities:
   Net income.....................................................................      $10,467                $ 4,983
   Add loss from discontinued operations..........................................          171                  2,912
                                                                                        -------                -------
   Income from continuing operations..............................................       10,638                  7,895
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
   Depreciation and amortization..................................................        2,104                  2,219
   Deferred income taxes..........................................................          356                    276
   Minority interest in income of consolidated subsidiary.........................          254                    129
   Non cash loss on write off of China receivable.................................          ---                    553
   Increase in rebate allowance...................................................          ---                  3,300
Changes in operating assets and liabilities:
   Decrease in accounts receivable................................................        1,765                  1,251
   Decrease (increase) in inventory...............................................        3,274                   (317)
   Decrease in prepaid expenses and other current assets .........................        2,075                  1,209
   Decrease (increase) in other assets ...........................................          614                   (185)
   (Decrease) increase in accounts payable........................................         (336)                   887
   Decrease in accrued expenses...................................................         (324)                  (997)
   (Decrease) increase in accrued income taxes ...................................       (2,372)                 1,231
   Increase in other liabilities..................................................          197                    839
                                                                                        -------                -------
Net cash provided by continuing operations........................................       18,245                 18,290
Net cash used in discontinued operations..........................................         (209)                  (193)
                                                                                        -------                -------
Net cash provided by operating activities.........................................       18,036                 18,097

Cash flows from investing activities:
   Net proceeds from sales of assets of Vital Pharma..............................          417                    ---
   Net proceeds from sale of Vital Pharma real estate.............................        1,222                    ---
   Acquisition of property, plant and equipment...................................       (1,156)                (1,717)
   Capitalized software costs.....................................................         (386)                  (268)
   Capitalized patent costs.......................................................          (75)                  (204)
   Proceeds from sales of available for sale securities...........................          ---                    109
                                                                                        -------                -------
Net cash provided by (used in) investing activities...............................           22                 (2,080)

Cash flows from financing activities:
   Dividends paid.................................................................       (1,556)                (1,169)
   Proceeds from exercise of stock options........................................          349                    331
   Purchase of common stock.......................................................       (3,778)                   ---
   Principal payments on long-term debt and notes payable.........................       (1,535)                  (232)
                                                                                        -------                -------
Net cash used in financing activities..............................................       (6,520)                (1,070)

Effect of foreign currency translation............................................         (208)                   521
                                                                                        -------                -------
Net increase in cash and cash equivalents.........................................       11,330                 15,468
Cash and cash equivalents at beginning of period..................................       55,660                 29,303
                                                                                        -------                -------
Cash and cash equivalents at end of period........................................      $66,990                $44,771
                                                                                        =======                =======

Supplemental disclosures of cash flow information: Cash paid during the six months for:
   Interest.......................................................................      $    65                $    82
   Income taxes...................................................................      $ 5,414                $ 2,595

(See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three and six months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the six months ended March 31, 2004 and 2003, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2004 and the results of operations for the three months and six months ended March 31, 2004 and 2003, and the cash flows for the six months ended March 31, 2004 and 2003, have been made.

2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2003 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

3. At March 31, 2004, the Company's inventory was comprised of raw materials of $11,600,000 and finished goods of $7,477,000. At September 30, 2003, the Company's inventory was comprised of raw materials of $12,570,000 and finished goods of $9,287,000.

4.   For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

5. Net revenues consist of product sales and service revenues. For product sales, revenue is recognized in the same period as title to the product passes to the customer. For service revenue, revenue is recorded when the service is performed. A component of product sales is a deduction for rebates due on sales to distributors (see Footnote 10). A reconciliation of gross to net sales is provided below:


-----------------------------------------------------------------------------------
                               Three Months Ended             Six Months Ended
(In thousands of Dollars)           March 31,                      March 31,
-----------------------------------------------------------------------------------
                             2004              2003          2004           2003
                             ----              ----          ----           ----
Gross sales               $ 51,165         $  46,893     $  99,249      $  93,019
Rebates                    (11,669)          (12,484)      (22,754)       (22,525)
Other deductions              (913)           (1,371)       (2,017)        (2,401)
                          --------          --------      --------       --------
Net sales                   38,583            33,038        74,478         68,093

Service revenues             8,054             9,026        16,007         18,728
                          --------          --------      --------       --------

Total net revenues        $ 46,637          $ 42,064      $ 90,485       $ 86,821
                          ========          ========      ========       ========

------------------------------------------------------------------------------------


     Other deductions consist of discounts, returns and allowances for credits

6. The Company has aggregated its business units into four reportable segments, anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore the operating profit, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Management evaluates performance on the basis of the gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table:


---------------------------------------------------------------------------------------------------
                              RESPIRATORY/             PHARMACEUTICAL
                               CRITICAL                  TECHNOLOGY
                  ANESTHESIA     CARE         SLEEP       SERVICES         OTHER*     CONSOLIDATED
                  ---------------------------------------------------------------------------------
                                               (IN THOUSANDS OF DOLLARS)
                  ---------------------------------------------------------------------------------
FOR THE THREE MONTHS
ENDED MARCH 31,
2004
Net revenues         $19,654     $10,969     $12,221      $3,793           $  --        $46,637
Gross profit          10,799       5,667       5,343       1,429              --         23,238
Operating income       4,913       2,746         428         243              --          8,330

2003
Net revenues         $17,599     $11,029     $12,136      $4,600           $(3,300)     $42,064
Gross profit           9,503       5,863       5,239       2,409            (3,300)      19,714
Operating income       3,457       2,166       1,279         843            (3,300)       4,445
---------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
                                             RESPIRATORY/                   PHARMACEUTICAL
                                               CRITICAL                       TECHNOLOGY
                                 ANESTHESIA      CARE              SLEEP       SERVICES       OTHER *  CONSOLIDATED
                               -------------------------------------------------------------------------------------
                                                               (IN THOUSANDS OF DOLLARS)
                               -------------------------------------------------------------------------------------
FOR THE SIX MONTHS
ENDED MARCH 31,
2004
Net revenues                      $ 38,152        $21,634         $23,177        $ 7,522         ---    $ 90,485
Gross profit                        20,131         11,747          10,369          3,005         ---      45,252
Operating income                     9,192          5,213           1,390            627         ---      16,422
Total assets                       108,942         61,775          35,836         18,449         ---     225,002
Capital expenditures                   410            232             219            295         ---       1,156

2003
Net revenues                      $ 34,613        $22,222         $23,420        $ 9,866     $(3,300)   $ 86,821
Gross profit                        18,845         12,311          10,418          4,655      (3,300)     42,929
Operating income                     8,388          5,385           2,028          1,733      (3,300)     14,234
Total assets                        97,311         62,475          34,702         20,114         ---     214,602
Capital expenditures                   996            640              59             22          --       1,717
--------------------------------------------------------------------------------------------------------------------


(*)"Other" relates to an adjustment for the allowance for rebates in the three and six months ended March 31, 2003 in the anesthesia and respiratory/critical care business segments.

7. Other comprehensive income for the three months and six months ended March 31, 2004 and 2003 consisted of:


     ------------------------------------------------------------------------------------------------------------------
                                                           THREE MONTHS                          SIX MONTHS
     (IN THOUSANDS OF DOLLARS)                           ENDED MARCH 31,                       ENDED MARCH 31,
     ------------------------------------------------------------------------------------------------------------------
                                                    2004                 2003              2004               2003
                                                    ----                 ----              ----               ----
     Net income (loss)                             $ 5,397             $(1,222)          $10,467            $4,983
     Foreign currency translation                   (1,164)                (29)              448               900
     Other                                              --                  --                --                 2
                                                   -------             -------           -------            ------
     Comprehensive income                          $ 4,233             $(1,251)          $10,915            $5,885
                                                   =======             =======           =======            ======

     ------------------------------------------------------------------------------------------------------------------


8. During the second quarter of fiscal 2004, the Company's Breas subsidiary expensed $175,000 of discontinued product inventory, $94,000 of estimated costs for a field upgrade, and $94,000 to increase the reserve for service stock inventory.

9. During the first quarter of fiscal 2004, included in selling, general and administrative expenses are $235,000 of expenses related to a special review performed by the Company's Audit Committee, and $139,000 of unamortized cost related to the prepayment of the Company's Industrial Revenue Bond of $1,500,000.

10. During the second quarter of fiscal 2003, the Company reviewed and adjusted its estimate for rebates due to distributors. As background, the Company's sales to distributors in the domestic anesthesia and respiratory/critical care business segments, which represented 24.3% of the Company's net sales during the second quarter of fiscal 2004, are made at the Company's established price. Each distributor subsequently provides the Company with documentation that the Company's products have been shipped to particular end-users (i.e. particular hospitals). In general, the end-user is entitled, on a case by case basis, to a price lower than the Company's established price. Accordingly, the Company owes the distributor a rebate - the difference between the established price and the lower price to which the end user is entitled - upon the Company's receipt of the documentation from the distributor. At the time that the distributor remits payment to the Company for the products purchased, the distributor deducts an amount for the related rebates. The allowance for rebates is recorded at the time the Company records the revenue for the product shipped to the distributor. The rebate is recorded as a sales allowance, as a reduction of net revenue. The Company had, for several years utilized a historical moving average to estimate the allowance for rebates. Based on the Company's review in the second quarter of fiscal 2003, the Company concluded that the moving average estimate does not necessarily result in the appropriate liability due to the distributor. Accordingly, the Company changed its method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user, as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance. As a result of its review of the rebate allowance, the Company recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003 to assure that Vital Signs established an appropriate reserve for rebate claims.

11. In fiscal 2003, the Internal Revenue Service (IRS) performed, in their normal course, a routine examination of the Company's 1997, 1998 and 1999 Federal tax returns. As a result of views expressed by the IRS, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 ($429,000 after tax) for the related interest due. On October 6, 2003, the Company finalized the IRS tax audit for the years 1997, 1998 and 1999.

12. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000. In May 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable. In September 2003, the Company received and recognized as income in the fourth quarter of fiscal 2003 $420,000 in cash from this distributor and also received the right to receive certain inventory. The Company has not received the inventory and continues to litigate for the return of its inventory.

13. In the second quarter of fiscal 2003, income from continuing operations included $322,000 of expenses relating to costs for a public offering that was discontinued due to market conditions.

14. During the second quarter of fiscal 2003, the Company had received several non-binding bids for its Vital Pharma business. Based on the non-binding bids received, the Company reduced the amount of its investment in Vital Pharma, which is included in discontinued operations, and expensed $3,300,000 in the second quarter of fiscal 2003, and subsequently in the third quarter of fiscal 2003 expensed an additional $2,033,000. In October 2003, the Company sold Vital Pharma to ProClinical, Inc. for $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. No gain or loss was recorded on the transaction.

15. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

     The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three months and six months ended March 31, 2004 and 2003 would approximate the pro forma amounts indicated in the table below (dollars in thousands):

----------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTH PERIOD         SIX MONTH PERIOD
                                                                     ENDED MARCH 31,           ENDED MARCH 31,
                                                                   -------------------       -------------------
                                                                   2004           2003       2004           2003
                                                                   ----           ----       ----           ----
     Net income (loss)- as reported............................... $5,397       $ (1,222)  $10,467          $4,983
     Net income (loss)- pro forma.................................  5,097         (1,376)    9,869           4,676
     Basic net income (loss) per common share - as reported.......    .42           (.09)      .81             .39
     Diluted net income (loss) per common share - as reported.....    .42           (.09)      .80             .38
     Basic net income (loss) per common share - Pro forma.........    .40           (.11)      .77             .36
     Diluted net income (loss) per common share - Pro forma.......    .39           (.11)      .76             .36
----------------------------------------------------------------------------------------------------------------

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months and six months ended March 31, 2004 and 2003, respectively: expected volatility of 50% and 50%, respectively, risk-free interest rate of 3.7% and 5.2%, respectively, dividend yield rate of .7% and .5%, respectively, and all options have expected lives of 5 years.

16. In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51. This interpretation provides guidance related to identifying variable interest entities (previously known as special purpose entities or SPEs) and determining whether such entities should be consolidated. Certain disclosures are required if it is reasonably possible that a company will consolidate or disclose information about a variable interest entity when it initially applies FIN 46. This interpretation was effective for the Company's second quarter ended March 31, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN 46 will not have any impact on the Company's results of operations and financial condition.

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


------------------------------------------------------------------------------------------------------
                                               INCREASE FROM PRIOR PERIOD  INCREASE FROM PRIOR PERIOD
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31, 2004              MARCH 31, 2004
                                                      COMPARED WITH               COMPARED WITH
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     MARCH 31, 2003              MARCH 31, 2003
                                              --------------------------------------------------------
Consolidated Statement of Operations Data:
Net revenues..................................              10.9%                        4.2%
Gross profit..................................              17.9%                        5.4%
Total operating expenses......................              (2.4)%                       0.5%
Income from continuing operations.............             306.2%                       34.7%
Net income....................................             541.7%                      110.1%
------------------------------------------------------------------------------------------------------


Comparison of Results for the Three-Month Period Ended March 31, 2004 to the Three-Month Period Ended March 31, 2003.

         Net Revenue. Net revenues for the three months ended March 31, 2004 increased by 10.9% (an increase of 7.7% excluding the favorable effect of foreign exchange) to $46.6 million as compared to $42.1 million in the comparable period last year. Of our total revenues, $33.4 million (or 71.7%) were derived from domestic sales and $13.2 million (or 28.3%) were derived from international sales. The following are the net revenues by business segment for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.


                           REVENUE BY BUSINESS SEGMENT
-------------------------------------------------------------------------------------------------------
                                                      FOR THE QUARTER ENDED
                                                             MARCH 31
                                                  -------------------------------------       PERCENT
Dollars in Thousands                                 2004                2003                 CHANGE
------------------------------------------------------------------    ----------             ---------

Anesthesia                                         $19,654             $17,599               11.7%
Respiratory/Critical Care                           10,969              11,029               (0.5)%
Sleep                                               12,221              12,136                0.7%
Pharmaceutical Technology Services                   3,793               4,600              (17.5%)
Rebate allowance adjustment                             --              (3,300)                 --
                                                  ----------------    -----------------    ----------------
                                                   $46,637             $42,064               10.9%
-------------------------------------------------------------------------------------------------------

         The rebate allowance of $3.3 million relates to our anesthesia and respiratory/critical care segments. Refer to Footnote 10 of the Notes to Consolidated Financial Statements for a description of the rebate allowance.

         Sales of anesthesia products increased 11.7% from $17.6 million for the three months ended March 31, 2003 to $19.7 million for the three months ended March 31, 2004. The increase is due to an 85.2% increase in sales of Limb-[th]'TM', a patented anesthesia circuit, to $1,921,000, a 16.9% increase in sales of anesthesia circuits to $6,167,000, and a 23.6% increase in sales by the Company's Thomas Medical subsidiary to $5,000,000. Domestic sales of anesthesia products increased 11.2%, from $16,081,000 for the three months ended March 31, 2003 to $17,886,000 for the three months ended March 31, 2004. International sales of anesthesia products increased 16.5%, from $1,518,000 for the three months ended March 31, 2003 to $1,768,000 for the three months ended March 31, 2004.

         Sales of respiratory/critical care products decreased 0.5%, from $11.0 million for the three months ended March 31, 2003 to $10.9 million for the three months ended March 31, 2004, as an 8.4% decline in domestic sales offset a 22.0% increase in international sales. Domestic sales of respiratory/critical care products decreased from $8,177,000 for the three months ended March 31, 2003 to $7,490,000 for the three months ended March 31, 2004, primarily due to volume declines. International sales of respiratory/critical care products increased 21.9%, from $2,852,000 for the three months ended March 31, 2003 to $3,479,000 for the three months ended March 31, 2004 which resulted from increased volume levels.


         Net revenues in the sleep business segment increased 0.7% (a decrease of 8.5% excluding foreign exchange) from $12.1 million for the three months ended March 31, 2003 to $12.2 million for the three months ended March 31, 2004. The growth in our sleep segment, which includes sleep diagnostic services and therapy products, was due primarily to increased revenue of 3.2% in our Breas subsidiary, our sleep ventilation business, resulting principally from favorable exchange rates. Excluding the effect of favorable exchange rates, Breas revenues declined 10.9%. This decline is due primarily to a volume decrease in our personal ventilator business, as well as the phase out of certain distributed product lines, as Breas focuses its strategy on self-manufactured equipment. Also included in this segment is Sleep Services of America, our sleep diagnostics and therapy company, whose revenues decreased by 3.7%, as the business continues to close sleep labs that are not returning an appropriate margin. In the sleep labs which remain open, revenue increased 16.5%. Pre-tax margins in our SSA business improved to 14.7% in the second quarter of fiscal 2004, as compared to 9.0% in the comparable period last year.

         Service revenues in the Pharmaceutical Technology Services segment decreased 17.5%, from $4.6 million for the three months ended March 31, 2004 to $3.8 million for the three months ended March 31, 2004, as our larger pharmaceutical customers reduced their external resource usage with regards to 21 CFR Part 11 FDA regulatory compliance needs.

         Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 4.7% from $22.4 million for the three months ended March 31, 2004 to $23.4 million for the three months ended March 31, 2004.

         Cost of goods sold increased 7.1%, from $17.7 million for the three months ended March 31, 2003 to $18.9 million for the three months ended March 31, 2004. The $1,257,000 increase results primarily from the corresponding increase in sales volume in our anesthesia segment, resulting in an increase in cost of goods sold of approximately $1.0 million, an increase of approximately $670,000 at our Breas subsidiary due to foreign exchange rate changes and $363,000 relating to additional inventory provisions at Breas. See Footnote 8 of the Notes to the Consolidated Financial Statements. These increases are partially offset by sales volume decreases at Breas of approximately $380,000 and cost savings programs of approximately $396,000 at our New Jersey and Colorado manufacturing plants.

         Cost of services performed decreased 4.5%, from $4.7 million for the three months ended March 31, 2003 to $4.5 million for the three months ended March 31, 2004, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment and at Sleep Services of America, our sleep diagnostics company, where the business continues to close sleep labs that are not returning an appropriate margin.

         Gross Profit. Our gross profit increased 17.9%, from $19.7 million for the three months ended March 31, 2003 to $23.2 million for the three months ended March 31, 2004. Our overall gross profit margin was 49.8% for the three months ended March 31, 2004, an increase from the 46.9% achieved in the three months ended March 31, 2003, due to the effect of the rebate adjustment of $3,300,000 described in Footnote 10 of the Notes to Consolidated Financial Statements. For gross profit information related to our four segments, refer to Footnote 6 of the Notes to Consolidated Financial Statements. Gross Profit as a percent of gross revenues was 60.5% for the three months ended March 31, 2004, slightly higher than 60.0% recorded for the three months ended March 31, 2003. For a reconciliation of gross revenues to net revenues, refer to Footnote 5 of the Notes to Consolidated Financial Statements.

         Operating Expenses

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.4%, from $12.5 million for the three months ended March 31, 2003 to $12.7 million for the three months ended March 31, 2004. The $200,000 increase was primarily due to an increase of approximately $350,000 at our Breas subsidiary due to foreign exchange rate changes, increased business insurance costs of $125,000 and increased legal expense of $123,000. These increases were partially offset by cost savings at our Breas and Stelex subsidiaries of approximately $400,000.

         Research and Development Expenses. Research and development expenses increased by approximately $615,000, or 43.4%, from $1.4 million for the three months ended March 31, 2003 to $2.0 million for the three months ended March 31, 2004 as the Company invests in the development of new Sleep CPAP and ventilation equipment and patient interfaces for our Breas subsidiary.

         Impairment charge for China operations. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000. In May 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable. In September 2003, the Company received and recognized as income in the fourth quarter of fiscal 2003 $420,000 in cash from this distributor and also received the right to receive certain inventory. The company has not received the inventory and continues to litigate for the return of its inventory.

         Other (Income) Expense--Net. Other expense included in operating expenses, decreased by $603,000 from $754,000 for the three months ended March 31, 2004 to $151,000 for the three months ended March 31, 2004. Included in the three months ended March 31, 2003 were $322,000 of costs for a public offering that was discontinued due to market conditions, $205,000 for the closing cost of the Breas U.K. sales offices and $29,000 for the closing of redundant
Stelex offices and higher donations cost.

         Other Items

         Interest Income and Expense. Interest income increased 30.3%, from $155,000 for the three months ended March 31, 2003 to $202,000 during the three months ended March 31, 2004, resulting from the increase in the level of cash and cash equivalents being invested. Interest expense decreased 99.9%, from $685,000 for the three months ended March 31, 2003 to $1,000 during the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2003 included $650,000 of interest relating to past taxes due resulting from an Internal Revenue Service examination and interest of $35,000 on our IRB loan, which was paid off in December 2003. Refer to Footnote 11 of the Notes to Consolidated Financial Statements.

         Provision for Income Taxes. The provision for income tax expense for the three months ended March 31, 2004 and 2003 was $3.0 million and $2.5 million, respectively, reflecting effective tax rates of 35.2% and 64.1% for these periods, respectively. Included in the provision for the three months ended March 31, 2003 is an additional provision of $1.1 million resulting from an examination by the Internal Revenue Service of the Company's 1997, 1998 and 1999 Federal income tax returns. The effective tax rate excluding this item was 36.4%. Refer to Footnote 11 of the Notes to Consolidated Financial Statements.

         Discontinued Operations. On October 30, 2003 the Company sold the assets of its Vital Pharma subsidiary to Pro-Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical in the principal amount of $2,000,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale. On December 29, 2003 the Company sold certain related real estate. The Company has accounted for these sales on a cost recovery basis. The net loss (after applying the tax benefit) from discontinued operation was approximately $17,000 for the three months ended March 31, 2004 and approximately $2,555,000 for the three months ended March 31, 2003. Refer to Footnote 14 of the Notes to Consolidated Financial Statements.

Comparison of Results for the Six-month Period Ended March 31, 2004 to the Six-month Period Ended March 31, 2003

         Net Revenue. Net revenues for the six months ended March 31, 2004 increased by 4.2% (an increase of 1.2% excluding the favorable effect of foreign exchange) to $90.5 million as compared to $86.8 million in the comparable period last year. Of our total revenues, $65.9 million (or 72.8%) were derived from domestic sales and $24.6 million (or 27.2%) were derived from international sales. Following are the net revenues by business segment for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.



                           REVENUE BY BUSINESS SEGMENT

--------------------------------------------------------------------------------------------
                                             FOR THE SIX-MONTHS ENDED
                                                    MARCH 31,
                                      -------------------------------------       PERCENT
                                           2004                 2003               CHANGE
                                      ----------------    -----------------    -------------
Anesthesia                                $38,152            $34,613               10.2%
Respiratory/Critical Care                  21,634             22,222               (2.6%)
Sleep                                      23,177             23,420               (1.0)%
Pharmaceutical Technology Services          7,522              9,866              (23.8)%
Rebate allowance adjustment                    --             (3,300)              N/A
                                      ----------------    -----------------    -------------
                                          $90,485            $86,821                4.2%
--------------------------------------------------------------------------------------------


          The rebate allowance of $3.3 million relates to our anesthesia and respiratory/critical care segments. Refer to Footnote 10 of the Notes to Consolidated Financial Statements for a description of the rebate allowance.

         Sales of anesthesia products increased 10.2% from $34.6 million for the six months ended March 31, 2003 to $38.2 million for the six months ended March 31, 2004. This increase was due to volume growth in anesthesia circuits including our Limb-[theta]'TM', a patented anesthesia circuit, which increased 68.8% to $3.5 million and volume increases in our Thomas Medical Products subsidiary, which increased 28% to $9.2 million. Domestic sales of anesthesia products increased 8.9%, from $32.1 million to $35.0 million. International sales of anesthesia products increased 27.5%, from $2.5 million to $3.2 million.

          Sales of respiratory/critical care products decreased 2.6%, from $22.2 million for the six months ended March 31, 2003 to $21.6 million for the six months ended March 31, 2004. This was due primarily to lower domestic sales volumes, with domestic sales declining 12.6%, from $17.1 million to $14.9 million. International sales of respiratory/critical care products increased 30.4% from $5.1 million for the six months ended March 31, 2003 to $6.7 million for the six months ended March 31, 2004 reflecting higher sales volume.

         Our sleep segment revenues decreased 1.0% (a decrease of 10.8% excluding favorable foreign exchange), from $23.4 million for the six months ended March 31, 2003 to $23.2 million for the six months ended March 31, 2004. Sleep Services of America's revenues decreased 4.2% from $8.9 million for the six months ended March 31, 2003 to $8.5 million for the six months ended March 31, 2004 as the business continues to close sleep labs that are not returning an appropriate margin. In the sleep labs which remain open, revenue increased 16.5%. Pre-tax margins in our SSA business improved to 16.2% in the second quarter of fiscal 2004, as compared to 8.0% in the comparable period last year. Revenues at our Breas subsidiary increased 0.9% (a decrease of 14.2% excluding favorable foreign exchange) from $14.6 million for the six months ended March 31, 2003 to $14.7 million for the six months ended March 31, 2004.

Service revenues in the Pharmaceutical Technology Services segment decreased 23.8%, from $9.9 million for the six months ended March 31, 2003 to $7.5 million for the six months ended March 31, 2004, in the second quarter of fiscal 2004, as our larger pharmaceutical customers reduce their external resource usage with regards to 21 CFR Part 11 FDA regulatory compliance needs.

         Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 3.1% from $43.9 million for the six months ended March 31, 2003 to $45.2 million for the six months ended March 31, 2004.

         Cost of goods sold increased 7.8%, from $33.8 million for the six months ended March 31, 2003 to $36.4 million for the six months ended March 31, 2004. The $2.6 million increase results primarily the corresponding increase in sales volume in our anesthesia segment, resulting in an increase in cost of goods sold of approximately $2.1 million, an increase of approximately $1.3 million at our Breas subsidiary due to foreign exchange rate changes and $363,000 relating to additional inventory provisions at Breas. See Footnote 8 of the Notes to Consolidated Financial Statements. These increases are partially offset by sales volume decreases at Breas of approximately $880,000 and cost savings programs of approximately $280,000 at our New Jersey and Colorado manufacturing plants.

         Cost of services performed decreased 12.8%, from $10.1 million for the six months ended March 31, 2003 to $8.8 million for the six months ended March 31, 2004, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment and at Sleep Services of America, our sleep diagnostics company, where the business continues to close sleep labs that are not returning an appropriate margin.

         Gross Profit. Our gross profit increased 5.4%, from $42.9 million for the six months ended March 31, 2003 to $45.3 million for the six months ended March 31, 2004. Our overall gross profit margin was 50.0% for the six months ended March 31, 2004 and 49.4% for the six months ended March 31, 2003. For gross profit information related to our four segments, refer to Footnote 6 of the Notes to Consolidated Financial Statements. Gross Profit as a percent of gross revenues was 60.8% for the six months ended March 31, 2004, slightly higher than 60.7% recorded for the six months ended March 31, 2003. For a reconciliation of gross revenues to net revenues, refer to Footnote 5 of the Notes to Consolidated Financial Statements.

         Operating Expenses

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.8%, from $24.6 million for the six months ended March 31, 2003 to $25.1 million for the six months ended March 31, 2004. The $500,000 increase is primarily due to an increase of $750,000 at our Breas subsidiary for unfavorable foreign exchange rate changes, increased business insurance costs of $300,000 and increased legal expense of $250,000. These increases were partially offset by cost savings at our Breas and Stelex subsidiaries of approximately $900,000.

         Research and Development Expenses. Research and development expenses increased by approximately $600,000, or 21.2%, from $2.9 million for the six months ended March 31, 2003 to $3.5 million for the six months ended March 31, 2004 as the Company invests in the development of new Sleep CPAP and ventilation equipment and interfaces for our Breas subsidiary.

         Impairment charge for China operations. As noted above, during the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000.

         Other (Income) Expense--Net. Other (income) expense included in operating expense decreased $365,000 from $586,000 for the six months ended March 31, 2003 to $221,000 for the six months ended March 31, 2004. Included in the six months ended March 31, 2003 were one time costs of $322,000 for the costs of a public offering that was discontinued due to market conditions, $205,000 for the closing cost for several European sales offices and $29,000 for the closing of redundant Stelex offices.

         Other Items

         Interest Income and Expense. Interest income increased 33.2%, from $289,000 for the six months ended March 31, 2003 to $385,000 during the six months ended March 31, 2004, resulting from the increase in the level of cash and cash equivalents being invested. Interest expense decreased $702,000, from $727,000 for the six months ended March 31, 2003 to $25,000 during the six months ended March 31, 2004. Interest expense for the six months ended March 31, 2003 included $650,000 of interest relating to past taxes due resulting from an Internal Revenue Service examination and interest of $35,000 on our IRB loan, which was paid off in December 2003. (see Footnote 11 of the Notes to Consolidated Financial Statements).

         Provision for Income Taxes. The provision for income tax expense for the six months ended March 31, 2004 and 2003 was $5.9 million and $5.8 million, respectively, reflecting effective tax rates of 35.1% and 41.8% for these periods, respectively. Included in the provision for the six months ended March 31, 2003 is an additional provision of $1.1 million resulting from an examination by the Internal Revenue Service of the Company's 1997, 1998 and 1999 Federal income tax returns. The effective tax rate excluding this item was 34.0%. (See Footnote 11 of the Notes to Consolidated Financial Statements).

         Discontinued Operations. On October 30, 2003 the Company sold the assets of its Vital Pharma subsidiary to Pro-Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale. On December 29, 2003 the Company sold certain related real estate. The Company has accounted for these sales on a cost recovery basis. The net loss (after applying the tax benefit) from discontinued operation was approximately $171,000 for the six months ended March 31, 2004 and approximately $2,912,000 for the six months ended March 31, 2003. (See Footnote 14 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

         Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At March 31, 2004, we had cash and cash equivalents of approximately $67 million and we had no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at March 31, 2004.

         Vital Signs continues to generate cash flows from its operations. During the six months ended March 31, 2004, cash and cash equivalents increased by $11.3 million. Operating activities provided $18.0 million net cash, of which $18.2 million was provided from continuing operations and $200,000 was used by our discontinued operation at Vital Pharma. Investing activities provided $400,000 of net proceeds from the sale of Vital Pharma's assets and $1.2 million net proceeds on the sale of Vital Pharma's real estate which was fully offset by $1.6 million used for capital expenditures. Financing activities used $6.5 million, consisting of $3.8 million for the repurchase of common stock, $1.5 million used to pay down an Industrial Revenue Bond, and $1.5 million paid for dividends, offset by $349,000 of cash received from the exercise of stock options.

         Cash and cash equivalents were $67 million at March 31, 2004 as compared to $55.7 million at September 30, 2003. At March 31, 2004 our working capital was $105.8 million as compared to $98.5 million at September 30, 2003. At March 31, 2004 the current ratio was 8.7 to 1, as compared to 6.4 to 1 at September 30, 2003.

         Capital expenditures for the six month period ended March 31, 2004 were approximately $1.6 million, and included expenditures for equipment used as part of cost improvement projects at our New Jersey facility ($381,000), Colorado facility ($370,000), California facility ($87,000) and Thomas Medical Products facility ($120,000), new laboratory equipment ($120,000) for the sleep labs at SSA and the capitalized costs of software development ($386,000) and patents ($75,000). We expect that our total capital expenditures for fiscal 2004 should not exceed our total capital spending of $4.6 million in fiscal 2003. This statement represents a forward-looking statement under the Reform Act. Actual results may differ from this statement for a number of reasons, including the possibility that the Company determines that its business requires new equipment in order to meet competitive and/or technological challenges.

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

         Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. From November 14, 2003 to March 31, 2004, we had repurchased 217,600 shares for $6.4 million, at an average price of $29.22. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

         Our Board of Directors has approved $1.6 million in dividends (amounting to $.12 per share) in the current fiscal year.

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

         We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. We completed this impairment test during the three month period ended March 31, 2004 and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $708,000 at March 31, 2004 and $919,000 at September 30, 2003. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


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

          We had, for several years, utilized an historical moving average to estimate the allowance for rebates. Based upon our review during the second quarter of fiscal 2003, we concluded that the moving average estimate did not necessarily result in the appropriate liability due to the distributor. Accordingly, we changed our method of estimating rebate claims in the second quarter of fiscal 2003, to record the allowance for rebates based upon the documentation provided by the distributor of the shipments to the end-user as well as estimates for inventory not yet sold by the distributor, adjusting from estimate to actual at the time of remittance. The allowance for rebates was $7,865,000 and $6,156,000 at March 31, 2004 and September 30, 2003,
          respectively. Rebate expense was $11,669,000 and $12,484,000 for the three months ended March 31, 2004 and March 31, 2003, and was $22,754,000 and $22,525,000 for the six months ended March 31, 2004 and March 31, 2003.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. In the quarter ended March 31, 2004, the Company wrote-off certain Breas inventory amounting to $363,000. Our inventory allowance for obsolescence was $1,147,000 at March 31, 2004 and $981,000 at September 30, 2003.

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


          Accounting Principles. For information regarding new accounting principles, see Note 16 of our notes to consolidated financial statements.



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

         Our international net revenue represents approximately 27.2% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 59.8% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instruments (i.e. foreign exchange forward or option contracts) as of March 31, 2004.

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

ITEM 4.

CONTROLS AND PROCEDURES


         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART II.
                                Other Information

ITEM 1.

Legal Proceedings:

     (a) On December 8, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. We have answered the complaint, filed counter-claims and moved to transfer the case to arbitration. In August 2000, the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. The hearing is being held on an intermittent schedule with the next hearing date scheduled in May 2004. Due to the introduction of new witnesses, the Arbitrator has permitted additional discovery during the course of the arbitration proceedings, resulting in delays in concluding the case.

     (b) On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer of the Company. A detailed description of this litigation is set forth in
          Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The Company strongly denies all of Plaintiff's allegations, that it had engaged in improper conduct both as regards its accounting practices and with regard to its treatment of the Plaintiff. The Company and the individual defendants filed a Motion for Summary Judgement that has been pending since September 2003.

     (c) A first amended complaint was filed against the Company's Vital Pharma subsidiary on September 8, 2003 in the U.S. District Court for the Northern District of California related to the packaging services it provides to Lifecore Biomedical, Inc. ("Lifecore"). The complaint also names Lifecore and Ethicon, Inc. (a subsidiary of Johnson and Johnson) as defendants. The complaint asserts multiple theories of negligence and product liability claims against the defendants for injuries allegedly sustained through the use of Lifecore's Gynecare Intergel ("Intergel") product during surgery. Lifecore manufactures the product, which is approved for the purpose of reducing post-surgical adhesions. The Company's insurance carrier has responded and has also notified Lifecore of its obligation under its agreement with Vital Pharma to indemnify it for complaints related to product defects.

          On January 28, 2004 plaintiff filed a nearly identical lawsuit in California state court on her own behalf and on behalf of the general public alleging violation of the California Business and Professions Code based upon the facts underlying the federal court action. Our insurance carrier has denied coverage for this matter and we have begun a dialogue with our insurance carrier over this issue. We have notified our carrier that the Company believes coverage should be provided. If our insurance carrier does not provide coverage, we intend to take legal action to enforce our rights.

          On May 4, 2004, counsel for Vital Pharma received a copy of a complaint filed in Florida State Court (Circuit Court, Palm Beach County) alleging products liability claims against Vital Pharma, Lifecore, Ethicon and Johnson & Johnson for injuries alleged to have been caused by the Intergel product. We have not yet been served with the complaint. Our insurance carrier has been notified of the matter. We have been informed by counsel for Johnson & Johnson that a total of seven cases related to the Intergel product have already been filed in other jurisdictions and that there may be as many as twenty five lawsuits filed in total.

     (d) A detailed description of litigation involving the Company is set forth in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended September 30, 2003. We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

ITEM 2.

Changes in Securities and Use of Proceeds:

The following table provides information about purchases made by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act

                                                      (c)(1)
                                                   TOTAL NUMBER           (d)(1)
                                                     OF SHARES           MAXIMUM
                                                   PURCHASED AS       DOLLAR AMOUNT
                        (a)             (b)           PART OF         THAT MAY YET
                    TOTAL NUMBER     AVERAGE          PUBLICLY         BE PURCHAED
                     OF SHARES      PRICE PAID       ANNOUNCED          UNDER THE
PERIOD               PURCHASED      PER SHARE   PLANS OR PROGRAMS   PLANS OR PROGRAMS
------               ---------      ---------   -----------------   -----------------
1/1/2004-
1/31/2004             16,000         $ 32.75           16,000         $ 16,432,663
--------------------------------------------------------------------------------------
2/1/2004-
2/29/2004             46,900         $ 32.22           46,900         $ 14,919,880
--------------------------------------------------------------------------------------
3/1/2004-
3/31/2004             40,200         $ 31.96           40,200         $ 13,633,564
--------------------------------------------------------------------------------------

Total                103,100         $ 32.20          103,100         $ 13,633,564
                   =========       =========        =========        =============



(1) In May 2003, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. From November 14, 2003 to March 31, 2004, we had repurchased 217,600 shares for $6.4 million, including commissions of $8,700, at an average price of $29.22. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

ITEM 3 THROUGH 5

Not applicable.

ITEM 6.

Reports on Form 8-K (excluding reports furnished to, but not deemed filed with, the Commission)


     A Current Report on Form 8-K was filed on February 19, 2004, disclosing (under Item 5) the resignation of Anthony Dimun from the Company's Board of Directors

EXHIBITS


31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim Chief Financial Officer Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to[p] U.S.C.
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Interim Chief Financial Officer Pursuant to[p] U.S.C.
     Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                VITAL SIGNS, INC.


                                          By:   /s/ Richard T. Feigel
                                                -------------------------------
                                                Richard T. Feigel
                                                Corporate Controller and
                                                Interim Chief Financial Officer


                                          Date: May 14, 2004

                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'
The paragraph symbol shall be expressed as.............................. [p]
The Greek letter theta shall be expressed as............................ [th]