Form 10-Q
period 2004-06-30
VITAL SIGNS INC
filed 2004-08-16
CIK 865846

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 --------------

                                   FORM 10-Q

(Mark one)

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-18793

                                 --------------

                                VITAL SIGNS, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------


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

           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                 --------------

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

       At August 12, 2004 there were 12,709,047 shares of Common Stock, no par value, outstanding.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
                                                   PART I.

         Financial information.....................................................................    1

Item 1.  Financial Statements

         Report of Independent Registered Public Accounting Firm...................................    2

         Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and September 30, 2003........    3

         Consolidated Statements of Income for the Three Months Ended June 30, 2004 and 2003           4
            (Unaudited)............................................................................

         Consolidated Statements of Income for the Nine Months Ended June 30, 2004 and 2003            5
            (Unaudited)............................................................................

         Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004 and 2003        6
            (Unaudited)............................................................................

         Notes to Consolidated Financial Statements (Unaudited).................................... 7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....12-19

Item 3.  Quantitative and Qualitative Disclosure About Market Risks................................   20

Item 4.  Controls and Procedures...................................................................   20

                                                   PART II.

Item 1.  Legal Proceedings.........................................................................   21

Item 2.  Changes in Securities and Use of Proceeds.................................................   22

Item 4.  Submission of Matters to a Vote of Security Holders.......................................   22

Item 5.  Other Items...............................................................................   22

Item 6.  Exhibits and Reports on Form 8-K..........................................................   23

         Signatures................................................................................   24

         Exhibit 31.1..............................................................................

         Exhibit 31.2 .............................................................................

         Exhibit 32.1..............................................................................

         Exhibit 32.2..............................................................................

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
VITAL SIGNS, INC.

       We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of June 30, 2004 and the related consolidated statements of income for the three months and nine months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

       We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

       We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 5, 2003, except for the fourth paragraph of Note 16, as to which the date is December 26, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
July 23, 2004

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,    September 30,
                                                                              2004           2003
                                                                              ----           ----
                                                                           (In thousands of dollars)
                                                                           (Unaudited)
                                       ASSETS
Current Assets:
     Cash and cash equivalents ..........................................     $ 72,530     $ 55,660
     Accounts receivable, less allowance for rebates and doubtful
       accounts of $8,792 and $7,075, respectively ......................       27,043       29,436
     Inventory ..........................................................       19,408       21,857
     Prepaid expenses ...................................................        2,736        3,239
     Other current assets ...............................................        1,718        4,129
     Assets of discontinued business ....................................         --          2,104
                                                                              --------     --------
         Total Current Assets ...........................................      123,435      116,425
     Property, plant and equipment--net .................................       32,920       32,306
     Goodwill ...........................................................       69,506       69,506
     Deferred income taxes ..............................................          443        1,519
     Other assets .......................................................        2,637        3,322
                                                                              --------     --------
         Total Assets ...................................................     $228,941     $223,078
                                                                              ========     ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...................................................     $  4,953     $  6,072
     Current portion of long-term debt ..................................         --          1,690
     Accrued expenses ...................................................        6,203        6,071
     Accrued income taxes ...............................................        3,997        3,392
     Other current liabilities ..........................................          120          228
     Liabilities of discontinued business ...............................         --            503
                                                                              --------     --------
         Total Current Liabilities ......................................       15,273       17,956
                                                                              --------     --------
Minority interest in subsidiary .........................................        3,273        2,900
                                                                              --------     --------
Commitments and contingencies
Stockholders' Equity
     Common stock--no par value; authorized 40,000,000 shares, issued and
       outstanding 12,709,047 and 12,915,566 shares, respectively .......       23,946       30,467
     Accumulated other comprehensive income .............................        2,287        1,827
     Retained earnings ..................................................      184,162      169,928
                                                                              --------     --------
     Stockholders' equity ...............................................      210,395      202,222
                                                                              --------     --------
         Total Liabilities and Stockholders' Equity .....................     $228,941     $223,078
                                                                              ========     ========

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                               For the Three
                                                                                               Months Ended
                                                                                                 June 30,
                                                                                           ----------------------
                                                                                              2004       2003
                                                                                              ----       ----
                                                                                            In thousands, except
                                                                                           (per share amounts)
Net Revenues:
     Net sales...........................................................................   $  37,355  $  38,900
     Service revenue.....................................................................       8,316      9,271
                                                                                            ---------  ---------
                                                                                               45,671     48,171
                                                                                            ---------  ---------
Cost of goods sold and services performed:
     Cost of goods sold..................................................................      17,141     19,511
     Cost of services performed..........................................................       4,666      4,877
                                                                                            ---------  ---------
                                                                                               21,807     24,388
                                                                                            ---------  ---------
Gross profit.............................................................................      23,864     23,783
                                                                                            ---------  ---------
Operating expenses:
     Selling, general and administrative.................................................      12,300     13,083
     Research and development............................................................       1,868      1,462
     Other expense--net...................................................................        260         67
                                                                                            ---------  ---------
         Total operating expenses........................................................      14,428     14,612
                                                                                            ---------  ---------
Operating Income.........................................................................       9,436      9,171
                                                                                            ---------  ---------
Other (income) expense...................................................................
     Interest (income)...................................................................        (189)      (211)
     Interest expense....................................................................          --        147
                                                                                            ---------  ---------
Total other (income) ....................................................................        (189)      (64)
                                                                                            ---------  ---------
Income from continuing operations before provision for income taxes and minority                9,625      9,235
   interest in income of consolidated subsidiary.........................................
Provision for income taxes...............................................................       3,477      3,750
                                                                                            ---------  ---------
Income from continuing operations before minority interest in income of consolidated            6,148      5,485
   subsidiary............................................................................
Minority interest in income of consolidated subsidiary...................................         119        107
                                                                                            ---------  ---------
Income from continuing operations........................................................       6,029      5,378
Discontinued Operations:
Income (loss) from operations of Vital Pharma, net of income taxes (benefit) of $38 and
   ($1,300)..............................................................................          69     (1,590)
                                                                                            ---------  ---------
Net income...............................................................................   $   6,098  $   3,788
                                                                                            =========  =========
Earnings per Common Share:
Basic
     Income per share from continuing operations.........................................   $    0.47  $    0.42
     Income (loss) per share from discontinued operations................................   $    0.01  $   (0.12)
                                                                                            ---------  ---------
     Net earnings per share .............................................................   $    0.48  $    0.30
                                                                                            =========  =========
Diluted
     Income per share from continuing operations.........................................   $    0.47  $    0.41
     Income (loss) per share from discontinued operations................................   $    0.01  $   (0.12)
                                                                                            ---------  ---------
     Net earnings per share..............................................................   $    0.48  $    0.29
                                                                                            =========  =========
Basic weighted average number of shares outstanding......................................      12,739     12,922
Diluted weighted average number of shares outstanding....................................      12,830     12,990
Dividends paid per share.................................................................   $    0.06  $    0.05


                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                For the Nine
                                                                                                Months Ended
                                                                                                  June 30,
                                                                                            ----------------------
                                                                                              2004        2003
                                                                                              ----        ----
                                                                                             In thousands, except
                                                                                             (per share amounts)
Net Revenues:
     Net sales..........................................................................    $ 111,833  $ 106,992
     Service revenue....................................................................       24,323     28,000
                                                                                            ---------  ---------
                                                                                              136,156    134,992
Cost of goods sold and services performed:
     Cost of goods sold.................................................................       53,579     53,303
     Cost of services performed.........................................................       13,461     14,977
                                                                                            ---------  ---------
                                                                                               67,040     68,280
                                                                                            ---------  ---------
Gross profit............................................................................       69,116     66,712
                                                                                            ---------  ---------
Operating expenses:
     Selling, general and administrative................................................       37,370     37,718
     Research and development...........................................................        5,407      4,383
     Impairment charge for China operations.............................................       --            553
     Other expense--net.................................................................          481        653
                                                                                            ---------  ---------
         Total operating expenses.......................................................       43,258     43,307
                                                                                            ---------  ---------
Operating Income........................................................................       25,858     23,405
                                                                                            ---------  ---------
Other (income) expense..................................................................
     Interest (income)..................................................................         (574)      (500)
     Interest expense...................................................................           25        874
                                                                                            ---------  ---------
Total other (income) expense............................................................         (549)       374
                                                                                            ---------  ---------
Income from continuing operations before provision for income taxes and minority
   interest in income of consolidated subsidiary........................................       26,407     23,031
Provision for income taxes..............................................................        9,367      9,522
                                                                                            ---------  ---------
Income from continuing operations before minority interest in income of consolidated
   subsidiary...........................................................................       17,040     13,509
Minority interest in income of consolidated subsidiary..................................          373        236
Income from continuing operations.......................................................       16,667     13,273
Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax benefit of ($54) and ($2,503)...         (102)    (4,502)
                                                                                            ---------  ---------
Net income..............................................................................    $  16,565  $   8,771
                                                                                            =========  =========
Earnings (loss) per Common Share:
Basic
     Income per share from continuing operations........................................    $    1.30  $    1.03
     Loss per share from discontinued operations........................................    $   (0.01) $   (0.35)
                                                                                            ---------  ---------
     Net earnings per share.............................................................    $    1.29  $    0.68
                                                                                            ========== ==========
Diluted
     Income per share from continuing operations........................................    $    1.29  $    1.02
     Loss per share from discontinued operations........................................    $   (0.01) $   (0.35)
                                                                                            ---------  ---------
     Net earnings per share.............................................................    $    1.28  $    0.67
                                                                                            ========== ==========
Basic weighted average number of shares outstanding.....................................       12,822     12,910
Diluted weighted average number of shares outstanding...................................       12,946     12,991
Dividends paid per share................................................................    $    0.18  $    0.14

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Nine Months
                                                                              Ended June 30,
                                                                          -----------------------
                                                                            2004          2003
                                                                            ----          ----
                                                                         (In thousands of dollars)
Cash Flows from Operating Activities:
     Net income ......................................................     $ 16,565      $  8,771
     Add loss from discontinued operations ...........................          102         4,502
                                                                           --------      --------
     Income from continuing operations ...............................       16,667        13,273
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
     Depreciation and amortization ...................................        3,368         3,310
     Deferred income taxes ...........................................        1,076           136
     Minority interest in income of consolidated subsidiary ..........          373           236
     Non cash loss on write off of China receivable ..................         --             553
     Increase in rebate allowance ....................................         --           3,300
Changes in operating assets and liabilities:
     Decrease in accounts receivable .................................        2,688         2,434
     Decrease in inventory ...........................................        2,866            59
     Decrease in prepaid expenses and other current assets ...........        2,984           619
     Decrease (increase) in other assets .............................          686          (308)
     (Decrease) increase in accounts payable .........................       (1,698)          586
     (Decrease) in accrued expenses ..................................           (4)         (678)
     Increase in accrued income taxes ................................          605         5,190
     Increase in other liabilities ...................................           99           308
                                                                           --------      --------
Net cash provided by continuing operations ...........................       29,710        29,018
Net cash used in discontinued operations .............................         (140)       (1,801)
                                                                           --------      --------
Net cash provided by operating activities ............................       29,570        27,217
                                                                           --------      --------
Cash flows from investing activities:
     Net proceeds from sales of assets of Vital Pharma ...............          417          --
     Net proceeds from sale of Vital Pharma real estate ..............        1,222          --
     Acquisition of property, plant and equipment ....................       (3,186)       (2,269)
     Capitalized software costs ......................................         (421)         (369)
     Capitalized patent costs ........................................          (86)         (353)
     Proceeds from sales of available for sale securities ............         --              82
                                                                           --------      --------
Net cash used in investing activities ................................       (2,054)       (2,909)
                                                                           --------      --------
Cash flows from financing activities:
     Dividends paid ..................................................       (2,330)       (1,833)
     Proceeds from exercise of stock options .........................        1,099           501
     Purchase of common stock ........................................       (7,620)       (2,312)
     Principal payments on long-term debt and notes payable ..........       (1,690)         (249)
                                                                           --------      --------
Net cash used in financing activities ................................      (10,541)       (3,893)
                                                                           --------      --------
Effect of foreign currency translation ...............................         (105)        1,491
                                                                           --------      --------
Net increase in cash and cash equivalents ............................       16,870        21,906
Cash and cash equivalents at beginning of period .....................       55,660        29,303
                                                                           --------      --------
Cash and cash equivalents at end of period ...........................     $ 72,530      $ 51,209
                                                                           ========      ========
Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
     Interest........................................................      $     65      $    138
     Income taxes....................................................      $  5,614      $  3,698

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


       1. The consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and nine months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended June 30, 2004 and 2003, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2004 and the results of operations for the three months and nine months ended June 30, 2004 and 2003, and the cash flows for the nine months ended June 30, 2004 and 2003, have been made.

       2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2003 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

       3. At June 30, 2004, the Company's inventory was comprised of raw materials of $11,333,000 and finished goods of $8,075,000. At September 30, 2003, the Company's inventory was comprised of raw materials of $12,570,000 and finished goods of $9,287,000.

       4. For Details of Legal Proceedings, see Part II, Item 1, "Legal Proceedings".

       5. Net revenues consist of product sales and service revenues. For substantially all product sales, revenue is recognized in the same period as title to the product passes to the customer. For service revenue, revenue is recorded when the service is performed. A component of product sales is a deduction for rebates due on sales to distributors (see Footnote 13). A reconciliation of gross to net sales is provided below:

                                     Three Months Ended        Nine Months Ended
                                          June 30,                  June 30,
                                   -----------------------  -------------------------
                                      2004        2003         2004         2003
                                      ----        ----         ----         ----
                                               (In thousands of dollars)
Gross sales.......................  $  50,786   $  50,520   $  150,035   $   143,538
                                    ---------   ---------   ----------   -----------
Rebates...........................    (12,445)    (10,911)     (35,199)      (33,436)
Other deductions..................       (986)       (709)      (3,003)       (3,110)
                                    ---------   ---------   ----------   -----------
Net sales.........................     37,355      38,900      111,833       106,992
Service revenues..................      8,316       9,271       24,323        28,000
                                    ---------   ---------   ----------   -----------
   Total net revenues.............  $  45,671   $  48,171   $  136,156   $   134,992
                                    =========   =========   ==========   ===========

       Other deductions consist of discounts, returns and allowances for credits.

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


                                                   Respiratory/              Pharmaceutical
                                                    Critical                   Technology
                                      Anesthesia      Care       Sleep          Services      Other*   Consolidated
                                      ----------      ----       -----          --------      -----    ------------
                                                               (In thousands of dollars)
For the Three Months Ended
June 30, 2004
Net revenues.......................   $  20,716     $ 10,132   $ 10,976       $  3,847       $  --       $  45,671
Gross profit.......................      11,670        5,573      5,194          1,427          --          23,864
Operating income...................       5,813        2,843        428            352          --           9,436
2003
Net revenues.......................   $  19,498     $ 12,373   $ 11,810       $  4,490       $  --       $  48,171
Gross profit.......................      10,027        6,348      5,265          2,143          --          23,783
Operating income...................       5,009        2,473      1,027            662          --           9,171
For the Nine Months Ended
June 30, 2004
Net revenues.......................   $  58,715     $ 31,919   $ 34,152       $ 11,370          --       $ 136,156
Gross profit.......................      31,724       17,396     15,563          4,433          --          69,116
Operating income...................      14,939        8,121      1,819            979          --          25,858
Total assets.......................     112,917       61,385     36,227         18,412          --         228,941
Capital expenditures...............       1,407          765      1,075            446          --           3,693
2003
Net revenues.......................   $  54,010     $ 34,975   $ 34,950       $ 14,357       $ (3,300)   $ 134,992
Gross profit.......................      28,727       18,804     15,683          6,798         (3,300)      66,712
Operating income...................      13,426        7,983      2,901          2,395         (3,300)      23,405
Total assets ......................      99,877       64,677     37,254         19,653          --         221,461
Capital expenditures...............       1,514          981        121            375          --           2,991

--------------
* "Other" relates to an adjustment for the allowance for rebates in the three and nine months ended June 30, 2003 in the anesthesia and respiratory/critical care business segments.

                                 --------------

       7. Other comprehensive income for the three months and nine months ended June 30, 2004 and 2003 consisted of:

                                          Three Months Ended        Nine Months Ended
                                               June 30,                  June 30,
                                         -----------------------  -----------------------
                                           2004         2003         2004        2003
                                           ----         ----         ----        ----
                                                   (In thousands of dollars)
Net income ..............................$   6,098    $  3,788    $ 16,565    $  8,771
Foreign currency translation.............       62       1,584         460       2,484
Other....................................     --          (35)       --           (33)
                                         ----------   ---------   ---------   ---------
Comprehensive income.....................$   6,160    $  5,337    $ 17,025    $ 11,222
                                         ==========   =========   =========   =========

                       VITAL SIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


       8. During the third quarter of fiscal 2004, the Company charged to other expense $197,000 of costs related to a failed acquisition attempt. These expenses were allocated to the Anesthesia and Respiratory/Critical Care segments.

       9. During the second quarter of fiscal 2004, the Company's Breas subsidiary expensed $175,000 of discontinued product inventory, $94,000 of estimated costs for a field upgrade, and $94,000 to increase the reserve for service stock inventory. These expenses were allocated to the Company's Sleep segment.

       10. During the first quarter of fiscal 2004, included in selling, general and administrative expenses are $235,000 of expenses related to a special review performed by the Company's Audit Committee, and $139,000 of unamortized cost related to the prepayment of the Company's Industrial Revenue Bond of $1,500,000. These expenses were allocated to the Anesthesia and Respiratory/Critical Care segments.

       11. During the third quarter of fiscal 2003, the Company wrote-off certain inventory amounting to $647,000. A total of $397,000 related to the Respiratory / Critical Care segment of the Company's business and $250,000 related to the Company's Breas subsidiary, a part of the Company's Sleep segment. Also, in the third quarter of fiscal 2003, the Company expensed to cost of goods sold, $243,000 for a twelve-month volume related expense adjustment from a supplier, which was also allocated to the Anesthesia and Respiratory/Critical Care segments.

       12. During the third quarter of fiscal 2003 accounting and legal expenses of $262,000 were incurred in connection with the Audit Committee review a complaint filed against the Company and two of its officers and related proceedings. At the request of management, the Company's Audit Committee hired outside independent accountants and legal counsel to review the matters alleged by the plaintiff, a former CFO of the Company. These expenses were included in selling, general and administrative expenses and were allocated (on a net sales basis) to the Anesthesia and Respiratory/Critical Care segments.

       13. During the second quarter of fiscal 2003, the Company reviewed and adjusted its estimate for rebates due to distributors. As background, the Company's sales to distributors in the domestic anesthesia and respiratory/critical care business segments, which represented 25.6% of the Company's net sales during the third quarter of fiscal 2004, are made at the Company's established distributor price. Since the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than our established price, the distributor is due a rebate (the difference between the established price and the lower price to which the end-user is entitled) when shipment is made to the end user. In order to properly reflect sales to distributors, the Company records the gross sale (at our established price), less the amount of expected rebate to arrive at net sales. This net sale is the amount the Company expects to receive in cash from the distributor on the sale.

       On a monthly basis, each distributor provides the Company with documentation of shipments to particular end-users and computes a rebate claim on such shipments. Once the distributor has provided us with this claim, they will deduct the computed rebate from their net remittance.

       The amount of estimated rebate that has not yet been claimed by the distributor through the reduction of a payment is included in the allowance for rebates, which reduces the accounts receivable on the Company's balance sheet. This allowance is calculated by adding (1) the amount of rebates the distributors have documented is due but not yet claimed and (2) an estimate of the amount of future rebates due on any inventory the distributors are holding at the end of each period.

       For several years, the Company utilized an historical moving average calculation (comparing rebates to sales to distributors) in order to estimate the amount of rebate expense that should be recorded against gross sales in each period. Based upon a review conducted in connection with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the Company concluded that our estimated allowance as calculated in the previous paragraph was greater than previously calculated. As a result of its review of the rebate allowance, we recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003. We have continued to monitor the recorded allowance for rebates as well as the payments made against this estimate and believe we are providing a better estimate of the ultimate rebate our distributors are entitled to.

       14. During the third quarter of fiscal 2003, as a result of a review of the Company's tax returns, certain state tax returns for prior periods were amended, resulting in an incremental tax expense of $500,000, and interest expense

                       VITAL SIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


of $70,000 during the third quarter of fiscal 2003. The Internal Revenue
Service (IRS) had been performing, in their normal course, an examination of the Company's 1997, 1998 and 1999 Federal tax returns. As a result of views expressed by the IRS, the Company increased its tax provision in the second quarter of fiscal 2003 by $1,081,000, and increased interest expense by $650,000 for the related interest due. An additional $40,000 was charged to interest expense in the third quarter of fiscal 2003. On October 6, 2003, the Company finalized the IRS tax audit for the years 1997, 1998 and 1999.

       15. During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000. In May 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable. This charge related to the Company's Anesthesia and Respiratory/Critical Care segments.

        16. In the second quarter of fiscal 2003, income from continuing operations included $322,000 of expenses relating to costs for a public offering that was discontinued due to market conditions.

       17. During the second quarter of fiscal 2003, the Company had received several non-binding bids for its Vital Pharma business. Based on the non-binding bids received, the Company reduced the amount of its investment in Vital Pharma, which is included in discontinued operations, and expensed $3,300,000 in the second quarter of fiscal 2003, and subsequently in the third quarter of fiscal 2003 expensed an additional $2,033,000. In October 2003, the Company sold Vital Pharma to ProClinical, Inc. for $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale. On December 29, 2003 the Company sold certain related real estate. The Company has accounted for these sales on a cost recovery basis. In the quarter ended June 30, 2004 the Company received $107,000 of interest income from Pro Clinical, which was recorded as a net gain from discontinued operations (after income tax effect) of $69,000.

       18. In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

       The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three months and nine months ended June 30, 2004 and 2003 would approximate the pro forma amounts indicated in the table below (dollars in thousands):

                                                       Three Month Period     Nine Month Period
                                                         Ended June 30,         Ended June 30,
                                                      ---------------------  ---------------------
                                                         2004       2003        2004       2003
                                                         ----       ----        ----       ----
Net income--as reported..............................  $  6,098   $  3,788    $ 16,565   $  8,771
Net income--Pro forma................................     5,759      3,688      15,727      8,471
Basic net income per common share--as reported.......       .48        .30        1.29        .68
Diluted net income per common share--as reported.....       .48        .29        1.28        .67
Basic net income per common share--Pro forma.........       .45        .29        1.23        .66
Diluted net income per common share--Pro forma.......       .44        .28        1.22        .65

                       VITAL SIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)


       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months and nine months ended June 30, 2004 and 2003, respectively: expected volatility of 50% and 50%, respectively, risk-free interest rate of 3.7% and 4.2%, respectively, dividend yield rate of .7% and ..7%, respectively, and all options have expected lives of 5 years.


       19. The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

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

                                                               Increase from         Increase from
                                                                Prior Period         Prior Period
                                                             Three Months Ended    Nine Months Ended
                                                               June 30, 2004         June 30, 2004
                                                               Compared with         Compared with
                                                             Three Months Ended    Nine Months Ended
                                                               June 30, 2003        June 30, 2003
                                                             ------------------    -----------------
       Consolidated Statement of Operations Data:
       Net revenues.........................................      (5.2%)                 0.9%
       Gross profit.........................................       0.3%                  3.6%
       Total operating expenses.............................      (1.3%)                (0.1)%
       Income from continuing operations....................      12.1%                 25.6%
       Net income...........................................      61.0%                 88.9%


Comparison of Results for the Three-Month Period Ended June 30, 2004 to the Three-Month Period Ended June 30, 2003.

       Net Revenue. Net revenues for the three months ended June 30, 2004 decreased by 5.2% (a decrease of 6.1% excluding the favorable effect of foreign exchange) to $45.7 million as compared to $48.2 million in the comparable period last year. Of our total revenues, $34.5 million, or 75.5%, were derived from domestic sales and $11.2 million, or 24.5%, were derived from international sales. The following are the net revenues by business segment for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

                           REVENUE BY BUSINESS SEGMENT


                                               For the Quarter
                                                Ended June 30,
                                            ----------------------  Percent
                                              2004        2003      Change
                                              ----        ----      ------
                                            (Dollars in thousands)
Anesthesia................................  $ 20,716     $ 19,498    6.2%
Respiratory/Critical Care.................    10,132       12,373  (18.1%)
Sleep.....................................    10,976       11,810   (7.1%)
Pharmaceutical Technology Services........     3,847        4,490  (14.3%)
                                            --------     --------   ----
                                            $ 45,671     $ 48,171   (5.2%)
                                            ========     ========   ====

       Sales of anesthesia products increased 6.2% from $19.5 million for the three months ended June 30, 2003 to $20.7 million for the three months ended June 30, 2004. The increase is due to a 65.0% increase in sales of Limb-O(TM), our patented anesthesia circuit, to $2,259,000, a 12.5% increase in sales of traditional anesthesia circuits to $6,502,000, and a 25.0% increase in sales by the Company's Thomas Medical subsidiary to $5,521,000. Domestic sales of anesthesia products increased 7.4%, from $17,682,000 for the three months ended June 30, 2003 to $18,984,000 for the three months ended June 30, 2004. International sales of anesthesia products decreased 4.7%, from $1,817,000 for the three months ended June 30, 2003 to $1,732,000 for the three months ended June 30, 2004.

       Sales of respiratory/critical care products decreased 18.1%, from $12.4 million for the three months ended June 30, 2003 to $10.1 million for the three months ended June 30, 2004. Domestic sales of respiratory/critical care products decreased 14.9% from $8,437,000 for the three months ended June 30, 2003 to $7,182,000 for the three months ended June 30, 2004, primarily due to lower pricing resulting from price concessions offered to continue our partnership with the Premier Group Purchasing Organization. Our ongoing cost reduction programs have allowed us to offset these price concessions without eroding margins. International sales of respiratory/critical care products decreased 25.1%, from $3,936,000 for the three months ended June 30, 2003 to $2,950,000 for the three months ended June 30, 2004 resulting principally from a decrease of 26.9% in the quarter in our Arterial Blood Gas ("ABG") business to two large international OEM customers. However, the international sales of ABG's have increased by 2.3% for the fiscal year to date as compared to the same period in the prior year.

         Net revenues in the Sleep segment decreased 7.1% (a decrease of 10.4% excluding foreign exchange) from $11.8 million for the three months ended June 30, 2003 to $11.0 million for the three months ended June 30, 2004. The Net revenues at Sleep Services of America (SSA), the Company's domestic sleep disorder diagnostic business, decreased 6.5% as a result of closing certain sleep labs that had not returned the appropriate margins. SSA has experienced a 16.8% sales increase in the continuing sleep centers over the same period of last year. Also in this segment, revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 7.4% (a decline of 12.8% excluding foreign exchange). The current Breas designs for CPAP and home ventilators do not meet the German H&H reimbursement requirements. Breas is preparing for the launch of its new family of products, which is scheduled in early fiscal 2005.

         Service revenues in the Pharmaceutical Technology Services segment decreased 14.3%, from $4.5 million for the three months ended June 30, 2004 to $3.8 million for the three months ended June 30, 2004, as our larger pharmaceutical customers had, in the beginning of the current fiscal year, reduced their external resource usage with regards to 21 CFR Part 11 FDA regulatory compliance needs. Sales in this segment have leveled off to approximately $3.7 to $3.8 million in each of the last three quarters.

       Cost of Goods Sold and Services Performed. Cost of goods sold and services performed decreased 10.6% from $24.4 million for the three months ended June 30, 2003 to $21.8 million for the three months ended June 30, 2004.

       Cost of goods sold decreased $2.4 million, or 12.1%, from $19.5 million for the three months ended June 30, 2003 to $17.1 million for the three months ended June 30, 2004. Included in Cost of Goods Sold for the three months ended June 30, 2003 were charges of $647,000 for the write-down of certain inventory located at our Colorado and Breas locations, and a $243,000 charge representing a twelve-month contractual volume related expense adjustment from a supplier. The balance of the decrease from the quarter ended June 30, 2003 to the quarter ended June 30, 2004 reflects the sales volume decrease at Breas, (leading to approximately $910,000 in cost reduction, offset by $255,000 of foreign exchange related increases in costs), and the planned reduction of costs at our New Jersey, Colorado and California plants of approximately $650,000.

        Cost of services performed decreased 4.3%, from $4.9 million for the three months ended June 30, 2003 to $4.7 million for the three months ended June 30, 2004, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment and at Sleep Services of America, our sleep disorder diagnostic company, where the business continues to close sleep labs that were not returning the appropriate margin.

       Gross Profit. Our gross profit increased 0.3%; from $23.8 million for the three months ended June 30, 2003 to $23.9 million for the three months ended June 30, 2004. Our overall gross profit margin was 52.3% for the three months ended June 30, 2004; an increase from the 49.4% achieved in the three months ended June 30, 2003. The three months ended June 30, 2003 were effected by the inventory write-downs ($647,000) and supplier charge ($243,000) discussed above. Foreign exchange from our European subsidiary, Breas, increased gross profit by $180,000 and cost improvement programs at our plants, as described above, improved gross profits by approximately $1.1 million. These improvements were offset by sales decreases in our Respiratory/Critical Care, Sleep and Pharmaceutical Technology segments, as described above, of approximately $600,000 and sales rate declines (principally resulting from increased rebates of $1.5 million). For gross profit information related to our four segments, refer to Footnote 6 of the Notes to Consolidated Financial Statements.

Operating Expenses

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 6.0%; from $13.1 million for the three months ended June 30, 2003 to $12.3 million for the three months ended June 30, 2004. The $800,000 decrease consists primarily of reduced legal expenses of $362,000 (primarily related to the audit committee investigation during the third quarter of fiscal 2003), $186,000 for data processing charges incurred during the third quarter of fiscal 2003 and net cost reductions (primarily at our Breas and Stelex subsidiaries) of approximately $379,000, offset by an increase from foreign exchange at Breas of approximately $127,000.

       Research and Development Expenses. Research and development expenses increased by approximately $406,000, or 27.8%, from $1.5 million for the three months ended June 30, 2003 to $1.9 million for the three months ended June 30, 2004 relating to the development of the new Breas family of Sleep CPAP and ventilation equipment and patient interfaces.

       Other (Income) Expense--Net. Other expense included in operating expenses, increased by $193,000 from $67,000 for the three months ended June 30, 2003 to $260,000 for the three months ended June 30, 2004. Included in the three months ended June 30, 2004 was $197,000 of costs related to a failed acquisition attempt.

Other Items

       Interest Income and Expense. Interest income decreased $22,000, or 10.4%, from $211,000 for the three months ended June 30, 2003 to $189,000 during the three months ended June 30, 2004. Interest expense decreased 100% from $147,000 for the three months ended June 30, 2003, as the Company had paid down its Industrial Revenue Bond in the first quarter of fiscal 2004. Refer to Footnote 10 of the Notes to Consolidated Financial Statements. Also included in Interest expense during the three months ended June 30, 2003 was interest related to the examination by the Internal Revenue Service of the Company's 1997, 1998 and 1999 Federal income tax returns. Refer to Footnote 14 of the Notes to Consolidated Financial Statements.

       Provision for Income Taxes. The provision for income tax expense for the three months ended June 30, 2004 and 2003 was $3.5 million and $3.75 million, respectively, reflecting effective tax rates of 36.1% and 40.6% for these periods, respectively. Included in the provision for the three months ended June 30, 2003 is an additional provision of $500,000 resulting from the amending of certain state returns subsequent to the examination by the Internal Revenue Service of the Company's 1997, 1998 and 1999 Federal income tax returns. Refer to Footnote 14 of the Notes to Consolidated Financial Statements.

       Discontinued Operations. The net gain (after applying the taxes) from discontinued operation was approximately $69,000 for the three months ended June 30, 2004 and approximately $1,590,000 for the three months ended June 30, 2003. In the quarter ended June 30, 2004 the Company received $107,000 of interest income from the purchaser, Pro Clinical. Refer to Footnote 17 of the Notes to Consolidated Financial Statements.

Comparison of Results for the Nine-Month Period Ended June 30, 2004 to the Nine-Month Period Ended June 30, 2003.

       Net Revenue. Net revenues for the nine months ended June 30, 2004 increased by 0.9% (a decrease of 1.3% excluding the favorable effect of foreign exchange) to $136.2 million as compared to $135.0 million in the comparable period last year. Of our total revenues, $100.4 million (or 73.7%) were derived from domestic sales and $35.8 million (or 26.3%) were derived from international sales. Following are the net revenues by business segment for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.


                           REVENUE BY BUSINESS SEGMENT

                                                 For the Nine-Months
                                                   Ended June 30,
                                               ------------------------   Percent
                                                  2004         2003       Change
                                                  ----         ----       ------
Anesthesia....................................  $ 58,715    $ 54,010       8.7%
Respiratory/Critical Care.....................    31,919      34,975      (8.7%)
Sleep.........................................    34,152      34,950      (2.3%)
Pharmaceutical Technology Services ...........    11,370      14,357     (20.8%)
Rebate allowance adjustment. .................    --         (3,300)       N/A
                                                --------    --------      -----
                                                $136,156    $134,992       0.9%
                                                ========    ========      =====

       The rebate allowance of $3.3 million relates to our anesthesia and respiratory/critical care segments. Refer to Footnote 13 of the Notes to Consolidated Financial Statements for a description of the rebate allowance.

       Sales of anesthesia products increased 8.7% from $54.0 million for the nine months ended June 30, 2003 to $58.7 million for the nine months ended June 30, 2004. This increase was due to volume growth in anesthesia circuits including our Limb-O(TM), our patented anesthesia circuit, which increased 67.9% to $5.8 million, a 9.9% increase in traditional anesthesia circuits to $18.3 million and volume increases in our Thomas Medical Products subsidiary, which increased 26.9% to $14.7 million. Domestic sales of anesthesia products increased 8.4%, from $49.6 million to $53.8 million. International sales of anesthesia products increased 11.7%, from $4.4 million to $4.9 million.

       Sales of respiratory/critical care products decreased 8.7%, from $35.0 million for the nine months ended June 30, 2003 to $31.9 million for the nine months ended June 30, 2004. Domestic sales declined 13.4%, from $25.7 million to $22.3 million resulting from increased competition within the segment. International sales of respiratory/critical care products increased 4.2% from $9.3 million for the nine months ended June 30, 2003 to $9.7 million for the nine months ended June 30, 2004 reflecting higher sales volumes through our distributor arrangement in Europe with Rusch.


         Our sleep segment revenues decreased 2.3% (a decrease of 10.0% excluding favorable foreign exchange), from $35.0 million for the nine months ended June 30, 2003 to $34.2 million for the nine months ended June 30, 2004. Sleep Services of America's revenues decreased 5.1% from $13.6 million for the nine months ended June 30, 2003 to $13.0 million for the nine months ended June 30, 2004 as the Company has closed 14 sleep labs that had not returned the appropriate margins. The Company has opened 9 new sleep labs in fiscal 2004. In the continuing sleep labs, revenue increased 16.8%. Pre-tax margins in our SSA business improved to 15.4% in the nine-month period ended June 30, 2004, as compared to 9.4% in the comparable period last year. Revenues at our Breas subsidiary decreased 0.5% (a decrease of 12.8% excluding favorable foreign exchange) from $21.3 million for the nine months ended June 30, 2003 to $21.2 million for the nine months ended June 30, 2004. The current Breas designs for CPAP and home ventilators do not meet the German H&H reimbursement requirements. Breas is preparing for the launch of its new family of products, which is scheduled to begin in early fiscal 2005.

       Service revenues in the Pharmaceutical Technology Services segment decreased 20.8%, from $14.4 million for the nine months ended June 30, 2003 to $11.4 million for the nine months ended June 30, 2004. Our larger pharmaceutical customers have reduced their external resource usage with regards to 21 CFR Part 11 FDA regulatory compliance needs. Revenues in the Pharmaceutical Technology Services segment have leveled off to approximately $3.7 to $3.8 million in each of the last three quarters.

       Cost of Goods Sold and Services Performed. Cost of goods sold and services performed decreased 1.8% from $68.3 million for the nine months ended June 30, 2003 to $67.0 million for the nine months ended June 30, 2004.

       Cost of goods sold increased $300,000, or 0.5%, from $53.3 million for the nine months ended June 30, 2003 to $53.6 million for the nine months ended June 30, 2004. The increase resulted from sales volume increases of approximately $900,000 in our anesthesia and respiratory/critical care segments and approximately $1.7 million related to foreign exchange at our European subsidiary, Breas, (offset by approximately $1.4 million related to Breas sales volume declines). These increases were offset by the planned reduction of costs at our New Jersey, Colorado, Minnesota and California of approximately $900,000.

       Cost of services performed decreased 10.1%, from $15.0 million for the nine months ended June 30, 2003 to $13.5 million for the nine months ended June 30, 2004, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment and at Sleep Services of America, our sleep diagnostics company, where the business has closed 14 sleep labs that had not returned the appropriate margins.

       Gross Profit. Our gross profit increased 3.6%; from $66.7 million for the nine months ended June 30, 2003 to $69.1 million for the nine months ended June 30, 2004. Our overall gross profit margin was 50.8% for the nine months ended June 30, 2004 and 49.4% for the nine months ended June 30, 2003 The nine months ended June 30, 2003 were effected by the inventory write-downs ($647,000) and supplier charge ($243,000) discussed above. Foreign exchange at our European subsidiary, Breas, increased gross profits $1.3 million and the continuing cost improvement programs at our plants and sleep centers, as described above, improved gross profits by approximately $2.6 million. These improvements were offset by sales volume decreases in our Respiratory/Critical Care, Sleep and Pharmaceutical Technology segments (of approximately $600,000) and sales rate declines (principally resulting from a $1.8 million increase in rebates). For gross profit information related to our four segments, refer to Footnote 6 of the Notes to Consolidated Financial Statements.

Operating Expenses

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 0.9%, from $37.7 million for the nine months ended June 30, 2003 to $37.4 million for the nine months ended June 30, 2004. The $300,000 decrease consists primarily of net cost reductions (primarily at our Breas and Stelex subsidiaries) of approximately $331,000 and a reduction of $186,000 for data processing charges, offset by the write off of $139,000 of debt acquisition costs relating to the pay-off of the $1.5 million Industrial Revenue Bond. (See Footnote 10 of the Notes to Consolidated Financial Statements).

       Research and Development Expenses. Research and development expenses increased by approximately $1.0 million or 23.4%, from $4.4 million for the nine months ended June 30, 2003 to $5.4 million for the nine months ended June 30, 2004 relating to the development of new Sleep CPAP, ventilation equipment and interfaces for our Breas subsidiary.

       Impairment Charge for China Operations. As described in Footnote 15 of the Notes to Consolidated Financial Statements, during the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000.

       Other Expense--Net. Other net expense included in operating expense decreased $172,000 from $653,000 for the nine months ended June 30, 2003 to $481,000 for the nine months ended June 30, 2004. Included in the nine months ended June 30, 2003 were costs of $322,000 for the costs of a public offering that was discontinued due to market conditions, $205,000 for the closing cost for several European sales offices, $59,000 for severance costs and $59,000 for the closing of redundant Stelex offices. Included in the nine months ended June 30, 2004 were costs of $197,000 related to a failed acquisition attempt, $197,000 for severance costs and $87,000 of net other expense.

Other Items

       Interest Income and Expense. Interest income increased 14.8%; from $500,000 for the nine months ended June 30, 2003 to $574,000 during the nine months ended June 30, 2004, resulting from the increase in the level of cash and cash equivalents being invested. Interest expense decreased $849,000 from $874,000 for the nine months ended June 30, 2003 to $25,000 during the nine months ended June 30, 2004. Interest expense for the nine months ended June 30, 2003 included $760,000 of interest relating to past taxes due resulting from an Internal Revenue Service examination and interest of $100,000 on our IRB loan, which was paid off in December 2003. (See Footnote 14 of the Notes to Consolidated Financial Statements).

       Provision for Income Taxes. The provision for income tax expense for the nine months ended June 30, 2004 and 2003 was $9.4 million and $9.5 million, respectively, reflecting effective tax rates of 35.5% and 41.3% for these periods, respectively. Included in the provision for the nine months ended June 30, 2003 is an additional provision of $1.1 million resulting from an examination by the Internal Revenue Service of the Company's 1997, 1998 and 1999 Federal income tax returns and $500,000 resulting from the amending of certain state tax returns for prior periods. (See Footnote 14 of the Notes to Consolidated Financial Statements).

       Discontinued Operations. On October 30, 2003 the Company sold the assets of its Vital Pharma subsidiary to Pro Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale. On December 29, 2003 the Company sold certain related real estate. The Company has accounted for these sales on a cost recovery basis. The net loss (after applying the tax benefit) from discontinued operation was approximately $102,000 for the nine months ended June 30, 2004 and approximately $4,502,000 for the nine months ended June 30, 2003. (See Footnote 17 of the Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

       Historically, our primary liquidity requirements have been to support operations. We have funded these requirements principally through internally generated cash flow. At June 30, 2004, we had cash and cash equivalents of approximately $72.5 million and we had no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at June 30, 2004.

       Vital Signs continues to generate cash flows from its operations. During the nine months ended June 30, 2004, cash and cash equivalents increased by $16.9 million. Operating activities provided $29.2 million net cash, of which $29.4 million was provided from continuing operations and $140,000 was used by our discontinued operation at Vital Pharma. Investing activities provided $400,000 of net proceeds from the sale of Vital Pharma's assets and $1.2 million net proceeds on the sale of Vital Pharma's real estate which was offset by $3.3 million used for capital expenditures. Financing activities used $10.5 million, consisting of $7.6 million for the repurchase of common stock, $1.5 million used to pay down an Industrial Revenue Bond, and $2.3 million paid for dividends, offset by $1.1 million of cash received from the exercise of stock options.

       Cash and cash equivalents were $72.5 million at June 30, 2004 as compared to $55.7 million at September 30, 2003. At June 30, 2004 our working capital was $108.1 million as compared to $98.5 million at September 30, 2003. At June 30, 2004 the current ratio was 8.1 to 1, as compared to 6.5 to 1 at September 30, 2003.

       Capital expenditures for the nine month period ended June 30, 2004 were approximately $3.7 million, and included expenditures for equipment used as part of cost improvement projects at our New Jersey facility ($600,000), Colorado facility ($750,000), California facility ($90,000) and Thomas Medical Products facility ($240,000), machinery and equipment and tooling at Breas ($873,000), new laboratory equipment ($190,000) for the sleep labs at SSA, computer hardware and software to upgrade MIS systems ($443,000) and the capitalized costs of software development ($421,000) and patents ($86,000). We expect that our total capital expenditures for fiscal 2004 should not exceed our total capital spending of $4.6 million in fiscal 2003. This statement represents a forward-looking statement under the Reform Act. Actual results may differ from this statement for a number of reasons, including the possibility that the Company determines that its business requires new equipment in order to meet competitive and/or technological challenges.

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

       Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. In fiscal 2003 and for the nine months ended June 30, 2004, we had repurchased 358,700 shares for $10.2 million, at an average price of $28.43. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

       Our Board of Directors has approved $2.3 million in dividends (amounting to $.18 per share) in the current fiscal year.

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

       We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

       o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. We completed this impairment test during the three-month period ended June 30, 2004 and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

       o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $600,000 at June 30, 2004 and $919,000 at September 30, 2003. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

       o Our sales to U.S. distributors are made at our established distributor price. Since the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than our established price, the distributor is due a rebate -- the difference between the established price and the lower price to which the end-user is entitled -- when shipment is made to the end user. In order to properly reflect our sales to distributors, we record the gross sale (at our established price), less the amount of expected rebate to arrive at net sales. This net sale is the amount we expect to receive in cash from the distributor on the sale.

          On a monthly basis, each distributor provides us with documentation of shipment to particular end-users and computes a rebate on such shipments. Once the distributor has provided us with this information, they will deduct the computed rebate from their next remittance.

          The amount of estimated rebate that has not yet been claimed by the distributor through the reduction of a payment is included in the allowance for rebates, which reduces the accounts receivable on our balance sheet. This allowance is calculated by adding (1) the amount of rebates the distributors have documented is due but not yet claimed and (2) an estimate of the amount of future rebates due on any inventory the distributors are holding at the end of each period.

          For several years, we utilized an historical moving average calculation (comparing rebates to sales to distributors) in order to estimate the amount of rebate expense that should be recorded against gross sales in each period. Based upon a review conducted in connection with the filing of our Quarterly

          Report on Form 10-Q for the quarter ended March 31, 2003, we concluded that our estimated allowance as calculated in the previous paragraph was greater than previously calculated. As a result of its review of the rebate allowance, we recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003. We have continued to monitor the recorded allowance for rebates as well as the payments made against this estimate and believe we are providing a better estimate of the ultimate rebate our distributors are entitled to. The allowance for rebates was $8,192,000 and $6,156,000 at June 30, 2004 and September 30, 2003, respectively. Rebate expense was $12,445,000 and $10,911,000 for the three months ended June 30, 2004 and June 30, 2003, and was $35,199,000 and $33,436,000 for the nine months ended June 30, 2004 and June 30, 2003.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. In the quarter ended June 30, 2004, the Company wrote-off certain Breas inventory amounting to $363,000. Our inventory allowance for obsolescence was $965,000 at June 30, 2004 and $981,000 at September 30, 2003.

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

       Our international net revenue represents approximately 26.3% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 59.3% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions (i.e. foreign exchange forward or option contracts) as of June 30, 2004.

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

                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings:

       (a) On December 8, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. In August 2000, the court ordered the plaintiff to submit their claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. The hearing is being held on an intermittent schedule and the presentation of testimony is expected to be concluded during the fourth quarter of the current fiscal year.

       (b) On May 7, 2003 a complaint was filed against the Company and two of its officers by Joseph Bourgart, a former chief financial officer of the Company. A detailed description of this litigation is set forth in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended September 30, 2003. The Company strongly denies all of Plaintiff's substantive allegations. On June 23, 2004 the Company announced that the litigation had been settled. Monetary terms of the settlement were not disclosed. However, the settlement was immaterial to the financial results of the Company and were fully reimbursed by the Company's insurance carrier.

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

       On January 28, 2004 plaintiff filed a nearly identical lawsuit in California state court on her own behalf and on behalf of the general public alleging violation of the California Business and Professions Code based upon the facts underlying the federal court action. Our insurance carrier has denied coverage for this matter. The Company has notified Lifecore of its obligations to defend and indemnify the Company for these claims.

       (d) On May 16, 2003 the Company was served with a complaint by a former Belgian distributor for breach of contract. The distributor and the Company have entered into a settlement agreement. The settlement amount is within the reserve amount established by the Company for the litigation.

       (e) A detailed description of litigation involving the Company is set forth in Item 3, Legal Proceedings, of the Company's Annual Report on Form 10-K for the year ended September 30, 2003. We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 2. Changes in Securities and Use of Proceeds:

       The following table provides information about purchases made by the Company of its common stock during the quarter ended June 30, 2004:


                                                                              (c)(1)
                                                                           Total Number of     (d)(1)
                                                                          Shares Purchased  Maximum Dollar
                                                     (a)                     as Part of      Amount that
                                                    Total        (b)          Publicly       May Yet be
                                                  Number of    Average       Announced       Purchased
                                                    Shares    Price Paid     Plans or        Under the
                       Period                     Purchased   Per Share      Programs    Plans or Programs
                       ------                     ---------   ---------      --------    -----------------
       4/1/2004-4/30/2004....................           --         --              --       $13,633,564
       5/1/2004-5/31/2004....................       38,500     $27.45          38,500       $12,575,183
       6/1/2004-6/30/2004....................      102,600     $27.14         102,600        $9,786,708
                                                   -------     ------         -------        ----------
            Total............................      141,100     $27.22         141,100        $9,786,708
                                                   =======     ======         =======        ==========

--------------
(1) In May 2003, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. During the nine months ended June 30, 2004, we had repurchased 258,400 shares for $7.6 million, including commissions of $10,336, at an average price of $29.53. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

Item 3 (Not applicable)

Item 4. Submission of Matters to a Vote of Security Holders

       The annual meeting of our shareholders was held on April 9, 2004. At that meeting, each of the nominees for election to the Board, as identified in our proxy statement, was elected. The Board of Directors nominated 3 directors whose terms will expire in 2007. The following number of shares was voted for and against each nominee:

                                                       Authority
                       Nominee             Votes For   Withheld
                       -------             ---------   --------
   David H. MacCallum.................... 11,442,437   314,666
   Richard L. Robbins.................... 11,394,222   362,281
   George A. Schapiro.................... 11,473,271   283,232


Item 5. Other Information

Mr. Joseph J. Thomas, a Director of the Company and President of Thomas Medical Products, a subsidiary of the Company, has announced his intention to retire from the Company and as a Director effective October 1, 2004.

Item 6. Reports on Form 8-K (excluding reports furnished to, but not deemed filed with, the Commission) A Current Report on Form 8-K was filed on May 11, 2004, disclosing (under Item 5) the resignation as of May 10, 2004 of Frederick
A. Schiff as Chief Financial Officer of the Company.

                                  EXHIBIT INDEX

    Exhibits
    --------
      31.1       Certification of the Chief Executive Officer Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer Pursuant to [p] U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Interim Chief Financial Officer Pursuant to [p] U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VITAL SIGNS, INC.


                                       By:        /s/ RICHARD T. FEIGEL
                                          --------------------------------------
                                                    Richard T. Feigel
                                                Corporate Controller and
                                             Interim Chief Financial Officer

Date: August 13, 2004

                            STATEMENT OF DIFFERENCES
                            ------------------------

The trademark symbol shall be expressed as ............................... 'TM'
The paragraph symbol shall be expressed as ...............................  [p]