Form 10-Q/A
period 2003-03-31
VITAL SIGNS INC
filed 2004-11-17
CIK 865846

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A
                           (Solely Filing Exhibit 18.1)

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

         At May 1, 2003 there were 12,994,462 shares of Common Stock, no par value, outstanding.

                                    EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (this "Amendment") amends the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003, originally filed on May 15, 2003. (the "Original Filing"). The Registrant has added exhibit number 18.1, Accountants Preferability Letter.

     Except as described above, no other changes have been made to the Original Filing.

                                VITAL SIGNS, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

                                    PART II.


Item 6.    Exhibits and Reports on Form 8-K................................   1

           Signatures......................................................   2

           Exhibit 18.1....................................................

           Exhibit 31.1....................................................

           Exhibit 31.2....................................................

           Exhibit 32.1....................................................

           Exhibit 32.2....................................................

Item 6.

Reports on Form 8-K

         There were no reports on Form 8-K filed within the quarter.

     Exhibits

       18      Accountants Preferability Letter dated November 1, 2004

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

      32.2 Certification of the Interim Chief Financial Officer Pursuant to [p] 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        VITAL SIGNS, INC.



                                  By:   /s/ Richard T. Feigel
                                        --------------------------------
                                        Richard T. Feigel
                                        Corporate Controller and
                                        Interim Chief Financial Officer


                                  Date: November 17, 2004



                            STATEMENT OF DIFFERENCES
                            ------------------------

The paragraph symbol shall be expressed as .............................. [p]