Form 10-K
period 2004-09-30
VITAL SIGNS INC
filed 2004-12-14
CIK 865846

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM            TO
                         COMMISSION FILE NUMBER 0-18793

                                   ----------

                                VITAL SIGNS, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------

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

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [_] No

     Aggregate market value of voting stock held by non-affiliates as of December 9, 2004 was approximately $541,933,413.

     Number of shares of Common Stock outstanding as of December 9, 2004:
14,156,004

     Documents incorporated by reference: None.

================================================================================

                                VITAL SIGNS, INC.
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1    Business ......................................................      2
Item 2    Properties ....................................................     17
Item 3    Legal Proceedings .............................................     18
Item 4A   Executive Officers of the Registrant...........................     19

                                     PART II

Item 5    Market for the Registrant's Common Equity, Related
             Stockholder Matters and Issuer Purchases of
             Equity Securites............................................     20
Item 6    Selected Financial Data........................................     22
Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................     23
Item 7A   Quantitative and Qualitative Disclosures About Market Risk.....     34
Item 8    Financial Statements and Supplementary Data....................     34
Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................   F-22
Item 9A   Controls and Procedures........................................   F-22
Item 9B   Other Information..............................................

                                    PART III

Item 10   Directors of the Registrant....................................     35
Item 11   Executive Compensation ........................................     35
Item 12   Security Ownership of Certain Beneficial Owners
             and Management..............................................     35
Item 13   Certain Relationships and Related Transactions ...............      35
Item 14   Principal Accounting Fees and Services ........................     35

                                     PART IV

Item 15   Exhibits, Financial Statement Schedules........................     36

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

     Vital Signs designs, manufactures and markets medical products for the anesthesia, respiratory, critical care, neonatal, sleep therapy and emergency markets. A number of single-patient use products are increasing their share of the medical products market primarily because of their cost advantages and improved patient care features, including reducing the potential of transmitting infections from one patient to another. With the acquisition of Breas Medical AB ("Breas") from 1997 to 2002, National Sleep Technologies, Inc. in 2000 (see below), and the merger of HSI Medical Services Corporation in 2002, we have expanded our focus into the sleep therapy and personal ventilation markets.

     We pioneered the development and introduction of a variety of single-patient use products. In 1975, we commenced the marketing of clear, non-conductive anesthesia breathing circuits. The first clear plastic, single-use air-filled cushion facemask for anesthesia delivery and resuscitation was launched by us in 1981. We were the first organization to introduce a single-patient use manual resuscitator in 1984. The first single-patient use laryngoscope system for use in the anesthesia and critical care arenas was developed and launched by us in 1988. We have also developed a general anesthesia kit, which can combine over 20 disposable items in one convenient, cost-effective package. The first single-patient use infant resuscitation circuit with an adjustable pressure limiting valve, used to protect the infant's lung from injury due to over pressurization.

     We offer products and services for the sleep disorder/personal ventilation markets, which builds upon our airway management expertise. Our products are used in the treatment of obstructive sleep apnea, a condition caused by the narrowing of the airway, usually the result of the soft tissue in the rear of the throat collapsing during sleep. We operate a number of sleep diagnosis centers which test for the presence of sleep apnea, and tailor specific products for individual patients.

     We also deliver regulatory compliance services to FDA regulated companies, primarily to pharmaceutical, medical device, diagnostic and biotechnology companies.

Acquisitions--1999 to Present

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

     In June 1998 and May 1999, we purchased $10.4 million of common stock and convertible preferred stock of National Sleep Technologies, Inc. ("NST"). NST provides sleep diagnostic testing services in the United States through free standing labs and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from sleep disorders, such as obstructive sleep apnea. In 2000, we converted our investment in the preferred stock of NST into common stock and assumed control of NST. On January 1, 2002, NST merged with HSI Medical Services, Inc., ("HSI"), a subsidiary of the Johns Hopkins Health System. In this merger, we received a controlling interest in the merged entity, known as Sleep Services of America, Inc. ("SSA"). We held a 70% and a 68% equity interest in SSA, for both September 30, 2004 and 2003, respectively.

     On March 28, 2002 we acquired Stelex Inc. ("Stelex"), a company engaged in pharmaceutical technology services, through the merger of our wholly owned subsidiary, The Validation Group ("TVG"), and Stelex Inc. The surviving entity is known as Stelex-TVG ("Stelex"). TVG had been engaged in process validation for pharmaceutical companies. The merger enabled us to move into the technology services area through the sale of dedicated software and the customization of this software.

     For additional information regarding our products, see "Business--Products" and for additional information regarding the accounting treatment of the Breas, SSA and Stelex transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

Acquisition Strategy

     Historically, we have made both product and business acquisitions. Although no assurances can be given with respect to future acquisitions, our acquisition strategy is focused upon the following principal objectives: (i) identification and acquisition of companies and/or products in the anesthesia, respiratory/critical care, emergency, homecare, sleep/ventilation and pharmaceutical technology services markets with the goal of expanding our product line and improving our market share positions, (ii) expansion to international markets, and (iii) acquiring unique technologies with research and development capabilities. Such acquisitions may consume substantial amounts of capital, both to fund the purchase price and to fund the working capital needs of acquired companies and acquired product lines.

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

     We have leveraged our airway management expertise by providing products and services for the high growth sleep/personal ventilation and sleep services markets. We offer products for the treatment of obstructive sleep apnea and operate approximately 60 sleep diagnosis centers which test the need for sleep apnea products.

     Our principal products and services are described below:

Anesthesia Products

     Anesthesia Breathing Circuits. We offer a wide variety of single-patient use anesthesia breathing circuits, which are used to ventilate and carry oxygen and anesthesia to a patient while under general anesthesia during surgery. Breathing circuits connect the patient to the anesthesia machine and to various patient monitors. The traditional system is referred to as a "circuit" because it is comprised of two tubes, one carrying inspiratory gases to a patient and the other carrying expiratory gases away from the patient. Each breathing circuit consists of flexible hoses, a breathing bag, and a "Y" and elbow attachment. Since the breathing circuit needs of hospitals vary significantly, we offer a large variety of circuits designed to be compatible with anesthesia equipment manufactured by numerous other companies. Technological advances in the areas of gas sampling, temperature monitoring, humidification and bacterial/viral filtration have provided us with opportunities to expand our breathing circuit offerings.

     Face Masks. In 1981, Vital Signs introduced the first clear plastic air-filled cushion facemask for single patient anesthesia and respiratory use. We believe that the soft air-filled cushion facemask provides a better seal on most patients than other facemasks, thus improving the delivery of anesthetic gases and oxygen to the patient. A clear facemask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration, while the patient is anesthetized. We offer various sizes and types of facemasks. We anticipate that the usage of single-patient use face masks in surgical procedures internationally will continue to expand as single-patient use products become increasingly accepted in international hospitals.

     General Anesthesia Systems (GAS'TM'). We assemble and market General Anesthesia Systems (generically considered customized anesthesia kits), which can include more than 20 products, such as air-filled cushion facemasks, breathing circuits, blood pressure cuffs and temperature monitoring probes. In marketing our GAS'TM' kits, our sales representatives use detailed questionnaires to assist each customer in determining the particular products the hospital desires in its anesthesia kits. We then assemble GAS'TM' kits to meet the hospital's specific needs.

Limb-O'TM'. In the first quarter of Fiscal 2001, we introduced Limb-O'TM', a single limb breathing circuit used for general anesthesia, transport and/or critical care situations. The single limb incorporates a patented technology with a septum to separate inspiratory and expiratory gases. It competes with the traditional two limb system and is an alternative to the tube within a tube circuit.

     PAX'TM'. In the first quarter of Fiscal 2001, we introduced a pharyngeal airway (PAX), a single use airway device promoted as an alternative to the LMA (laryngeal mask airway) device. The PAX 'TM' is used for airway management during general anesthesia procedures, and with just one size, can accommodate all adults over 90 pounds

     INFUSABLE'r' Disposable Pressure Infusor. Invasive pressure monitoring has been used since the early 1970's as a means of monitoring blood and other fluid pressures of patients in certain critical care situations. The monitoring process involves inserting a catheter into the artery of the patient, connecting the catheter to a transducer (a device which converts the pressure impulse from the patient's blood into an electrical signal), and transmitting the electrical signal to a monitoring screen. The monitoring process uses a fluid filled conduit to connect the catheter to the transducer. The fluid generally is a saline solution forced into the system by a pressure infusor. Our INFUSABLE'r' disposable pressure infusor consists of an inflatable bladder, a bulb to pump air into the bladder and a patented pressure gauge. The Infusable'r' also has a mesh netting into which a package of sterile fluid or "solution bag" is placed. The fluid is connected to the monitoring system and the pressure on the solution bag is set at a pressure level designed to maintain the pressure required by the monitoring system. The Infusable'r' is also designed to deliver blood or fluids to a patient at a rapid rate usually under trauma conditions.

     Vital View'TM' Single-Patient Use Fiberoptic Laryngoscope System. This disposable system is designed to assist the anesthesiologist in correctly placing an endotracheal tube within the trachea of the patient. Our Vital View'TM' system has single-patient use blades which we believe offers several advantages over traditional reusable metal blade laryngoscope systems, including lowering the risk to both the patient and physician of infection associated with reusable metal blades and handles. In addition, we believe that hospital capital outlays for stocking emergency crash carts can be reduced by purchasing the Vital View'TM'. system rather than a reusable fiberoptic system.

Thomas Medical Products

     Thomas Medical Products, Inc. ("TMP"), a wholly-owned subsidiary of Vital Signs, Inc., is an original equipment manufacturer ("OEM") and contract development organization which relies upon its scientific, technical, engineering, manufacturing and QA/Regulatory expertise in the disposable medical device area. TMP manufactures devices which provide access primarily to the vascular system by medical professionals and include products such as introducers, sheaths, dilators, hemostasis valves and catheters. TMP's products are sold primarily to other healthcare product providers to be used in their products or as part of kits, or as a finished product. TMP is included in the anesthesia business segment in Note 20 to the Notes to the Consolidated Financial Statements.

Respiratory and Critical Care Products

     Gas-Lyte'r' and Quick-ABG'r'. We offer a broad line of disposable arterial blood gas ("ABG") syringes and collection systems. Blood gas syringes are used to collect arterial blood for blood gas analyses routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. The blood gas sample is processed through a blood gas analyzer. Blood gas analyzers are manufactured by a wide range of manufacturers. We offer our ABG products in both standard configurations and in kits that are customized to meet a specific hospital's needs, and function with their blood gas analyzers.

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

     Babysafe'TM' and Hyper Inflation Systems. We offer both Babysafe'TM' and traditional hyperinflation systems used for infant resuscitation, a specialized line of infant hyperinflation products (BabySafe'TM' hyperinflation systems), used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe'TM' offers the ability to adjust and limit the level of pressure that can be delivered during resuscitation. Oxygen can be delivered without the risk of barotrauma. These systems are available in a variety of configurations and sizes to meet the needs of infants.

     CleenCuff'TM' and CUFF-ABLE'r' Blood Pressure Cuffs. We manufacture and sell single patient use blood pressure cuffs which are wrapped around the arm or thigh of a patient to obtain a blood pressure reading. Our single-patient use blood pressure cuffs provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated by touch, with blood and other body fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuff, we believe that to date the primary market for disposable cuffs has been for cases where infection control is a high priority. Our cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs.

     Continuous Positive Airway Pressure ("CPAP") Systems. Our facemask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. Our facemask CPAP systems eliminate the need to insert an endotracheal tube into the patient's trachea and then attach the patient to a ventilator. Mask CPAP systems are now being used successfully in the pre-hospital setting to treat patients with cardiogenic pulmonary edema. The system consists of a compact flow generator connected to an air filled cushion facemask. The facemask is attached to a single patient use PEEP (positive end expiratory pressure) valve designed to maintain positive airway pressure in the lungs, thus allowing for more oxygen to diffuse into the patient's blood system.

     Misty Ox'r' Respiratory Products. The MistyOx'r'line consists of two respiratory product lines that deliver hydration to a patient, and is comprised of a nebulizer which delivers medium to high flow and high concentrations of oxygen to patients, and the addition of a regulated heater to the nebulizer. These products may be used by infants, children and adults in many areas of the hospital, including emergency, recovery and critical care.

     ACTAR'r' and ACTAR D-Fib'TM' CPR Training Manikins. We manufacture a line of patented cardiopulmonary resuscitation ("CPR") training manikins. The ACTAR'r'manikin was re-designed in Fiscal 2000 to meet changing market demands. The new Actar D-Fib incorporates additional functionality to meet the updated requirements of the American Heart Association and the Red Cross. New features include jaw thrust, abdominal thrust and anatomical landmarks for proper defibrillation training. While maintaining the necessary features and anatomical landmarks for CPR practices, our training manikins are far smaller and less expensive than full size manikins typically used for CPR training. The smaller size and affordable pricing enable each person in a CPR training class to practice with his or her own manikin, rather than sharing a single demonstration model.

Broselow/Hinkle'TM' Pediatric Emergency System and the Broselow-Luten System. The Broselow/Hinkle'TM' Pediatric Emergency System and the Broselow-Luten System are a part of our "Color Coding Kids" product line. These are the products of extensive clinical efforts by James Broselow, M.D., Dr. Robert Luten, M.D., and Alan Hinkle, M.D. to enable emergency care providers to determine the proper dose of medication and appropriate equipment size for infants in emergency situations. This system takes advantage of the direct correlation between a pediatric patient's body length and the proper size of emergency supplies and correct drug dosages. This patented system, licensed to Vital Signs, consists of: a tape measure having eight color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency. During the 2004 fiscal year we, with the direct assistance and input of Dr. Broselow and Dr. Hinkle, began to develop additional products in the Broselow/Luten System. The newest product, which was introduced in the fourth quarter of the 2004 fiscal year, is an easy reference, spiral-bound, color-coded booklet entitled the Pediatric Resuscitation Medication Pocket Guide. With these systems, emergency room and EMS personnel can be confident that all the supplies necessary to manage a pediatric emergency are readily identified, available and organized in a manner that minimizes reaction time.

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

Sleep Products

     o CPAP Flow Generators are electromechanical devices which deliver continuous positive airway pressure through a nasal mask to a patient suffering from obstructive sleep apnea in order to keep the patient's airway open during sleep. Given the importance of patient compliance in treating obstructive sleep apnea, we have designed our products to be easy to use, lightweight, small and quiet, making them relatively unobtrusive at the bedside. The Breas PV10'TM' is a high-end standard CPAP device meeting normal needs for obstructive Sleep apnea treatment.

     o In October 2003, we received FDA clearance for the Breas PV10i'TM' CPAP system for sale in the United States for obstructive sleep apnea. The PV10i is a self-adjusting Continuous Positive Airway Pressure
          (CPAP) device that uses a highly advanced, patented technique to respond to changes in an individual's breathing patterns. The device can adjust treatment pressure appropriately, as patient needs change, before apneic events occur. Traditional, constant CPAP devices must be set to a maximum pressure that is usually higher than is required throughout the night creating discomfort for the user. With the PV10i'TM', the mean treatment pressure is lower. Clinical studies have demonstrated that patients prefer the lower pressure provided by the PV10i'TM' to other devices available in the marketplace.

     o Bi-Level CPAP such as our Breas PV101'TM' are electromechanical devices which deliver two levels of continuous positive airway pressure to a patient. It is used to treat more severe Obstructive Sleep Apnea and is comfortable for the user.

     o Humidification Systems are heated humidifiers for use with continuous positive airway pressure or ventilation devices. Our Breas Humidification system, HA 50'TM', is a heated humidifier constituting an important factor in the function of the respiratory system.

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

     o Sleep Diagnostic Services. We provide diagnostic and therapeutic services through our Sleep Services of America ("SSA") subsidiary. As of September 30, 2004, this business operated approximately 60 sleep centers in 6 states and Washington, D.C., principally in the eastern U.S. SSA is duly accredited by the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in Ambulatory and Homecare. SSA also has 11 laboratories accredited by the AASM with applications submitted or pending for several others At these facilities, which typically accommodate two patients per night, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders. If a patient is determined to suffer from sleep apnea, we can offer follow-up diagnostic and monitoring services to the patient and may, under certain circumstances, be in a position to sell our sleep products to the patient. A sleep study is the process of recording various measurements used to identify different sleep stages and classify various sleep problems. During sleep testing, the activities that occur in a patient's body during sleep--brain waves, muscle movements, eye movements, breathing through the mouth and nose, snoring, heart rate, and leg movements--are monitored by small electrodes and sensors applied to the patient. These functions can be normal while the individual is awake, but abnormal during sleep. All of this information is transmitted from the equipment being worn to a special recorder, which saves these measurements for technicians to analyze. The referring physician receives a sleep report which includes a physician interpretation of the data and a diagnosis of the sleep-related problem, if any.

Ventilation Products

     Ventilators are electromechanical devices used to assist a patient with respiratory problems. We have designed our systems for use in a clinical setting or at home for life support ventilation.

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

     PV403'TM' Mixed Lifesupport Ventilator. The PV403'TM' ventilator supports the ventilation needs of patients suffering from respiratory insufficiency diseases. Patients benefiting from the PV403'TM' may suffer from neuromuscular (Duchene's), or other restrictive or obstructed diseases. The PV403'TM' is an advanced mixed homecare ventilator which can provide volume and pressure ventilation. It has various settings that make it very flexible to a broad band of applications. It has both internal and external battery capability and is well suited to be used in transport and traveling.

Pharmaceutical Technology Services

     We deliver technology services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services from time to time to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA. Our focus has been in the areas of development and validation of systems and processes used in the manufacturing, information technology and infrastructure, research and development, laboratory and quality assurance departments of our clients. In addition, we have developed and currently market proprietary software products that we use in conjunction with our services to help clients comply with FDA regulations.

     In the 2004 fiscal year we have expanded our offering to include Sarbanes Oxley section 404 compliance services in the area of information technology compliance. These services, targeted at life sciences market, are designed to help our clients bring their information systems into compliance with internal controls requirements stipulated by well-known controls and governance frameworks.

     As of September 30, 2004 our staff consisted of 102 professionals and our range of consulting services includes computer systems validation, IT governance, process validation, equipment qualification, development and implementation of quality control programs, regulatory auditing, development of software for regulated environments, and customized training programs.

Market Data

     The following table sets forth, for each of the past three fiscal years, the dollar amount and approximate percentage of total net revenue represented by our four business segments: anesthesia, respiratory/critical care, sleep and our pharmaceutical technology services:

                                                    Year Ended September 30,
                                         ---------------------------------------------
                                              2004            2003            2002
                                         -------------   -------------   -------------
                                         Amount     %    Amount     %    Amount     %
                                         ------   ----   ------   ----   ------   ----
                                                     (Dollars in millions)
Anesthesia ...........................   $ 82.8   45.0   $ 76.0   41.7   $ 71.8   41.3
Respiratory/Critical Care ............     42.1   22.9     45.8   25.2     46.8   26.9
Sleep ................................     44.0   23.9     45.6   25.0     39.6   22.8
Pharmaceutical Technology Services ...     15.1    8.2     18.1    9.9     14.2    8.1
Rebate allowance adjustment (1) ......       --     --     (3.3)  (1.8)      --     --
Other (2) ............................       --     --       --     --      1.6     .9
                                         ------   ----   ------   ----   ------   ----
   Total .............................   $184.0    100%  $182.2    100%  $174.0    100%
                                         ======   ====   ======   ====   ======   ====

----------
(1) Reflects an adjustment made during the second quarter of fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Principles and Estimates".

(2) "Other" relates primarily to one-time licensing revenue recorded in the first quarter of fiscal 2002 in the anesthesia business segment. Income from continuing operations related to this one-time licensing revenue was $1,439,000 before taxes ($953,000 after taxes).

     For additional information regarding these segments, see Note 20 to the Consolidated Financial Statements.

Sales, Marketing and Customers

U.S. Sales

     We sell our anesthesia and respiratory/critical care products to hospitals and surgery centers in the U.S. through our own sales force, which is led by our Vice President of Sales. As of September 30, 2004, our U.S. sales force consisted of 57 sales representatives and six regional sales managers.

     We market our anesthesia and respiratory/critical care products primarily to hospitals and other health care providers. While we utilize national distributors to deliver a portion of our anesthesia and respiratory/critical care products in the U.S., the end-user hospitals and other health care providers determine the channel through which they receive our products, either directly from us or through a distributor of their choice. See Note 19 to the Consolidated Financial Statements.

     Many of our customers are members of Group Purchasing Organizations ("GPO's"). GPO's provide their members access to discounted prices on products by negotiating discounts with manufacturers like us. GPO's act as agents to facilitate better pricing for their members. We have agreements with several leading group purchasing organizations, including AmeriNet, Broadlane, Consorta, Healthsouth, Healthtrust, MedAssets (HSCA), Novation, and Premier. Our strategy is to more fully penetrate our existing Group Purchasing Agreements and secure additional agreements. GPO's do not themselves make purchases, carry inventory or physically handle products. GPO's provide access to discounted prices for their members by negotiating a group price for their member hospitals and health care providers. No sales are made to GPO's; therefore there is no revenue recognition. Revenue is recognized upon the sale of goods, to either the end user or via a sale to a distributor.

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

     Also in July 2003, we were awarded two three-year dual-source supply agreements with AmeriNet, St. Louis, MO. The new agreements include our anesthesia breathing systems, facemasks, arterial blood gas kits, disposable resuscitators, filters, HCH (Hygroscopic Condenser Humidifiers) and gas sampling lines. AmeriNet represents more than 18,500 member facilities, including hospitals, integrated delivery networks, long-term care facilities, surgery centers, clinics, home care and emergency services.

     Again in July 2003, we were awarded a supply agreement with Novation, the supply chain management company based in Irving, TX. This is Vital Signs' first supply agreement with Novation. The agreement, effective June 1, 2003 for three years with the option of Novation to extend for up to an additional two years includes Vital Signs' HEPA filters, bacterial/viral filters, pulmonary function filters and related accessories. Novation serves the purchasing needs of more than 2,300 VHA Inc. and UHC (University HealthSystem Consortium) members, made up of community-based hospitals and academic medical centers. Novation agreements are also available to HealthCare Purchasing Partners International
(HPPI) which serves more than 5,400 members and clients.

     As new products that can be sold by our U.S. sales force are developed, we educate and train our sales force in the need, use, application and advantages of our products. We also hold quarterly training sessions for all of our sales people and conduct additional training, as we deem appropriate.

     As of September 30, 2004, the sales and marketing department of our subsidiary, Sleep Services of America (SSA), consisted of four (4) field personnel, a director of marketing communications and a Vice President of Sales. The primary focus of this team is to increase the patient volumes of existing accounts and negotiate contracts with new and existing sleep centers. SSA seeks to differentiate itself from many of its competitors by providing clients a range of marketing options from direct marketing to an al la carte selection of services. In addition, SSA seeks to increase the number of laboratory beds, improve the utilization of existing beds, increase sleep educational and disease awareness programs directed toward physicians and by provide comprehensive high quality service offerings to the communities that they serve.

     As of September 30, 2004, our Stelex subsidiary had a team of seven sales account managers, one sales manager, two marketing support personnel, and one director of business development for our pharmaceutical technology services. Our pharmaceutical technology services sales team is responsible for obtaining new business in the continental U.S. and Puerto Rico. Our regulatory consulting team calls on pharmaceutical and medical device companies regarding compliance with FDA regulations. As of September 30, 2004, we also employed two sales people to promote the video technology developed in the vioWorks'TM' division of our Stelex subsidiary. Our vioWorks'TM' sales team sells online meetings, presentation and multi-media conferencing via the Internet primarily to pharmaceutical and medical device companies which are seeking to train their sales forces and service organizations.

International Sales

     For fiscal 2004, 2003 and 2002, international sales of $46.6 million, $45.3 million and $38.3 million, respectively, accounted for approximately 25%, 25% and 22%, respectively, of our revenue. Our products are sold in over 55 countries worldwide. International net sales for our anesthesia and respiratory/critical care products for fiscal 2004, 2003 and 2002 were $19.7 million, $18.8 million, and $15.9 million, respectively. We sell our anesthesia and respiratory/critical care products in European and other international markets primarily through a strategic alliance with Rusch GmbH, a manufacturer of medical devices. In October 2002, we entered an exclusive multi-year strategic alliance and distribution agreement with Rusch International, to distribute Vital Signs anesthesia, respiratory and critical care products in those countries where Rusch has a direct sales force in the healthcare market. Rusch represents us in 10 countries. We view this alliance as an alternative to our historic approach of relying upon local distributors to sell anesthesia and respiratory/critical care products in foreign countries. However, during the 2004 fiscal year, Rusch's parent company announced its purchase of Hudson-RCI, a competitor of ours in a number of respiratory and anesthesia products. We have been meeting with Rusch to re-assess the relationship in light of this acquisition. In the United Kingdom, we have a sales manager and a direct sales force, which, as of September 30, 2004, consisted of five people.

     Our sleep/personal ventilation products are sold internationally through Breas' direct sales force, which calls on home health care distributors in France, Germany, Scandinavia, Spain and the United Kingdom, and through an independent distribution network in other countries. As of September 30, 2004, the Breas direct sales force consisted of 38 people. International net sales for Breas for fiscal 2004, 2003, and 2002 were $26.9 million, $26.5 million, and $22.7 million, respectively.

Marketing

     Our marketing staffworks closely with our sales forces, collects and analyzes customer responses to new and existing products, participates in our product development program and assists in product training. In addition, our marketing staff develops and helps implement various internal and external promotional activities.

Research and Development

     We believe that product development and innovation is an essential part of our overall success. As of September 30, 2004 we employed 41 engineers, scientists and technicians who are principally engaged in research and development activities. We supplement their efforts with outside consultants from time to time. The principal focus of our research and development activities in fiscal 2004 was the development of a new generation of sleep and ventilation products at our Breas subsidiary. Our other focus is to develop product solutions for health care problems, specifically in the areas of anesthesia, respiratory/critical care and sleep.

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

     We expect to continue to rely principally on our internal staff to perform research and development in our primary areas of expertise. Our research and development expenses aggregated $7,036,000, $5,871,000 and $6,615,000 for fiscal 2004, 2003 and 2002, respectively.

Product Liability Exposure

     We are exposed to potential product liability resulting from the use of our products. We presently maintain primary and umbrella product liability insurance coverage of $20,000,000 in the aggregate. Our product liability policy generally protects us against claims of bodily injury or property damage arising out of any products manufactured, sold or distributed by us. If a judgment in a product liability suit were entered against us or we entered into a settlement agreement in excess of a policy limit or outside the scope of coverage, including for example, punitive damages, our profitability and financial condition may be impacted significantly. We cannot assure you that our current level of insurance will be sufficient to cover product liability claims or that such coverage will remain available to us on satisfactory terms, if at all. See Note 15 to the Consolidated Financial Statements for additional information on the limits of our product liability coverage.

Manufacturing and Quality Control

     We manufacture almost all of our products. Our manufacturing processes and systems have allowed us to provide quality products, to react quickly to changes in demand and to generate manufacturing efficiencies. We purchase resins, our primary raw material used in a variety of our anesthesia and respiratory products, in bulk. We believe that these capabilities allow us to contain costs, control quality and maintain security of proprietary processes. For certain products, our manufacturing function consists principally of assembling and packaging components that we purchase from others. We continually evaluate our manufacturing processes, with the objective of increasing automation, streamlining production and enhancing efficiency in order to achieve cost savings and improve quality.

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

Significant Suppliers

     In 1980, we acquired the rights to our air-filled cushion anesthesia facemask through a collaboration arrangement with Respironics, Inc. ("Respironics"). Facemasks are used in a variety of our anesthesia circuits and manual resuscitators and are sold individually to customers. We purchase our facemasks from Respironics, a single source which manufactures the facemask in the People's Republic of China. Our supply agreement with Respironics requires Respironics to supply air-filled cushion facemasks of various specifications to us on an exclusive basis for anesthesia purposes, and obligates us to purchase all of our anesthesia facemasks from Respironics as long as Respironics is the low cost supplier. We have had a series of supply agreements with Respironics for many years. The current supply agreement with Respironics was renewed in 1999 to extend its term until 2006, with an additional option to further extend the term of the agreement through 2011, providing us with a secure supplier relationship on this key product.

     If the supply of facemasks from Respironics should be interrupted for any reason, we would seek to find alternative suppliers of facemasks. In such event, we may experience disruption in our business. No assurance can be given that, in the event of such an interruption or cessation, we could, in fact, maintain our required supply of facemasks in a quantity and at a cost that would not have a material adverse effect on our business and operating results. Our policy is to maintain a stock of facemasks in the United States to lessen the impact of any temporary production or supply disruption.

Sales Backlog

     Our objective is to ship all orders within relatively short time frames; therefore, backlog is not significant to our business.

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

        Product/Service Category                                    Primary Competitors
        ------------------------                                    -------------------
Anesthesia: ...........................   Baxter International Inc.
                                          King Systems Corporation
                                          Medline
                                          SIMS Portex, Inc.

Respiratory/Critical Care: ............   Cardinal Health Inc.
                                          Ambu International A/S
                                          Critikon, Inc./General Electric Medical Services
                                          Fisher & Paykel Healthcare Corporation Limited
                                          Teleflex
                                          Kimberly-Clark Corporation
                                          Tyco International, Inc.

Sleep/Personal Ventilation: ...........   Fisher & Paykel Healthcare Corporation Limited
                                          Resmed, Inc.
                                          Respironics, Inc.
                                          Tyco International, Inc.
                                          Sleep centers maintained by hospitals and various local sleep centers.

Pharmaceutical Technology Services: ...   Day & Zimmerman
                                          Taratec
                                          The Washington Group
                                          Numerous national and regional companies.

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

     Medical devices are classified by the FDA into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject, Class I being the least stringent and Class III being the most stringent. Class I devices are subject to general controls, including reporting certain types of device-related events to the FDA, labeling and adherence to the Quality System Regulations. Class II devices are generally subject to general and special controls including Section 510(k) clearance, performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market approval by the FDA to ensure their safety and efficacy; such devices include life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed Class I or

Class II devices. The pre-market approval process may take several years and requires the submission of extensive performance and clinical information.

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

     A new Quality Systems Standard, ISO 13485-2003, has been adopted and all medical device companies must transition to this standard and be third party certified to it by 2006 in order to continue CE Marking of products and to continue to obtain Canadian licenses. Failure to receive re-certification to this standard by March 2006 would preclude us from selling our products in the European Union and Canada.

     Additionally, some of the services we provide in our Sleep business segment are subject to additional regulation from various state and local regulatory authorities. There has been a trend developing in the State to require the licensing of technical personnel to perform diagnostic testing procedures. Licensed personnel are more highly compensated than unlicensed personnel.

Health Care Regulation

     As a provider of sleep diagnostic services, we are subject to regulation by U.S. federal and state authorities aimed at combating fraud and abuse in the health care industry. The federal government has enacted statutes and corresponding regulations addressing, among other things, kickbacks, self-referral, the submission of false claims for reimbursement and the failure to follow physician prescriptions. Many states have enacted similar statutes. The federal laws apply in any case where we may provide a product or service that is reimbursable under the Medicare or Medicaid programs, or where we are requesting reimbursement from Medicare or Medicaid.

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

     The federal self-referral law, commonly referred to as the Stark Law, prohibits a physician from referring a patient to another health care provider for certain designated health products and services reimbursable by Medicare or Medicaid including durable medical equipment--if the referring physician has a financial relationship with that provider. "Financial relationship" has been broadly defined in the applicable regulations to include both direct and indirect relationships, and includes both ownership interests and compensation as forms of financial relationships. As with the federal anti-kickback law's safe harbors, the Stark Law and its regulations exclude certain arrangements from the general prohibition, provided that specific criteria applicable to each arrangement are met.

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

Third Party Reimbursement

     The cost of medical care in the U.S. and many other countries is funded substantially by government and private insurance programs. Although we do not generally receive payment for our products or services directly from these payors other than in connection with our sleep diagnostic services, our continued success is dependent upon the ability of patients, hospitals and home care distributors to obtain adequate reimbursement for our products and sleep services. In most major markets, our products are purchased primarily by hospitals, which are generally either government funded or which invoice third-party payors directly, or otherwise invoice patients, who then seek reimbursement from third-party payors. Other than our direct to hospital sales and our sleep diagnostic services and any resulting sales of continuous positive airway pressure equipment, our remaining sales are to distributors and manufacturers of other medical products, who then sell to these customers. When we provide sleep diagnostic services in our own sleep centers, patients are generally covered by private insurance. In those instances, the patient is responsible for his/her co-payment portion of the fee and we invoice the patient's insurance company for the balance. In hospitals, we contract with the hospital on a "fee for service" basis and the hospital assumes the risk of billing.

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

Employees

     As of September 30, 2004, we had 1,128 full-time employees and 28 part-time employees. We believe that our relations with our employees are good. None of our employees are members of unions, although certain employees outside of the U.S. have statutory benefits comparable to collective bargaining agreements. Our full-time employees by department as of September 30, 2004 were:

Manufacturing and quality control ......................................     605
Sales and marketing ....................................................     112
Sleep center technical personnel .......................................     147
Regulatory consultants .................................................     102
Research and development ...............................................      41
Administration .........................................................     121
                                                                           -----
   Total ...............................................................   1,128
                                                                           =====

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

                                                                                                 Square
                                            Location                                              Feet
                                            --------                                            -------
Totowa, New Jersey* (executive offices, principal manufacturing and warehouse facilities) ...   154,000
Englewood, Colorado* (manufacturing, warehouse and office space) ............................    88,000
Burnsville, Minnesota (manufacturing, warehouse and office space) ...........................    35,000
Molnlyke, Sweden* (Breas--manufacturing, warehouse and office space) ........................    27,000
Malvern, Pennsylvania (Thomas Medical--manufacturing, warehouse and office space) ...........    22,500
Bensalem, Pennsylvania (Stelex--office space) ...............................................    16,500
Glen Burnie, Maryland (Sleep Services of America--office space) .............................     9,980
Littlehampton, United Kingdom (Vital Signs, Ltd--warehouse and office space) ................    12,000

----------
*    We own this facility.

Item 3. Legal Proceedings

     (a) On December 8, 1999, a complaint was filed against us on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in December 1995. In August 2000, the court ordered the plaintiffs to submit their claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. The presentation of testimony of both the plaintiff's direct case and the defendant's case is essentially completed. There may be additional testimony presented should the arbitrator permit plaintiffs to present a rebuttal. The arbitrator has not set a schedule for post-arbitration briefs or other submissions. It is likely that a decision may be rendered by the arbitrator during the second quarter of fiscal 2005. Plaintiff's have claimed damages in the pre-interest amount of approximately $7.5 million. We have recorded a reserve in an amount not exceeding plaintiffs' claim.

     (b) A first amended complaint was filed against the Company's Vital Pharma subsidiary on September 8, 2003 in the U.S. District Court for the Northern District of California related to the packaging services it provides to Lifecore Biomedical, Inc. ("Lifecore") for a product designed to prevent adhesions in certain surgical procedures sold under the brand name "Intergel" by Ethicon, Inc. (a subsidiary of Johnson and Johnson). The complaint also names Lifecore and Ethicon, Inc. as defendants. On January 28, 2004 this same plaintiff filed a similar action in California state court. On October 21, 2004 plaintiff voluntarily dismissed the state court action without prejudice.

     Following the service of the complaints described in the preceding paragraph, Vital Pharma became a defendant in 37 matters filed in state court in Florida related to the Intergel product. Vital Pharma has been served with complaints in most of these filed actions, but has not yet been served in all of them. Additional claims may be filed. Each of the complaints assert multiple theories of negligence and product liability claims against the defendants for injuries allegedly sustained through the use of Intergel during surgery.

     Lifecore was the manufacturer of the product, which had been approved by the FDA for reducing post-surgical adhesions. Vital Pharma packaged the product for Lifecore pursuant to a written agreement. The agreement contained mutual indemnification provisions, pursuant to which Lifecore and Vital Pharma agreed to indemnify each other in the event either had breached their contractual obligations.

     Vital Pharma has notified Lifecore of Lifecore's obligations to defend and indemnify Vital Pharma for these claims. Our insurance carrier has been funding the defense of each of the pending actions. We believe that we have meritorious defenses to these actions. Additionally, except for our responsibility for payment of the insured retention amounts under our product liability policy, we believe that the coverage under the primary and umbrella insurance policies, supplemented by Lifecore's indemnification obligation, provide for adequate coverage for the claims. Also, in light of the early stages of the proceedings we cannot quantify the exposure, if any, to us. In light of the foregoing factors we have not established a reserve for these matters.

     (c) We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 4. Submission of Matter to a Vote of Securities Holders

     Not Applicable

Item 4A. Executive Officers of the Registrant

     The Company's executive officers are as follows:

          Name            Age*              Positions With the Company
          ----            ----              --------------------------
Terry D. Wall .........    63    President, Chief Executive Officer and Director
Barry Wicker ..........    64    Executive Vice President--Sales and Director
Joseph J. Thomas ** ...    69    President, Thomas Medical Products, Inc. and Director
Alex Chanin ...........    36    Chief Information Officer
Richard Gordon ........    49    Executive Vice President--Global Operations

----------
*    As of September 30, 2004.

**   Mr. Thomas resigned from his position on October 1, 2004

                                   ----------

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

     Barry Wicker has served as a director and an Executive Vice President of the Company since 1985 (with primary responsibility for sales and marketing). Mr. Wicker joined the Company in 1978 as National Sales Manager and became Vice President--Sales in 1981. Prior to joining the Company, he held various marketing and sales positions with The Foregger Co. over a 20 year period.

     Joseph J. Thomas has served as a director of the Company and President of Thomas Medical Products, Inc. ("TMP") since the Company acquired TMP on October 1, 1992. Prior to the acquisition of TMP, Mr. Thomas was President of TMP from 1990--1992. Mr. Thomas was President and General Manager of Access Devices, Inc., (a catheter manufacturer) from 1982 to 1989 and has held various research and development positions with various companies including Johnson & Johnson. On October 1, 2004 Mr. Thomas resigned his positions as Director and President of Thomas Medical Products, Inc.

     Richard Gordon has served as Executive Vice President of Global Operations since January 2004. Mr. Gordon joined the Company in 1982 as Controller and became Vice President for Operations in 1991. Mr. Gordon holds a Bachelor of Business Administration from Baruch College of the City University of New York.

     Alex Chanin has served as Chief Information Officer for the Company since January 2004. He has served as President of the Company's Stelex, Inc. Subsidiary from 2003 to 2004 and Vice President of Stelex, Inc. from April 2002 to 2003. Mr. Chanin was one of the founding partners (in 1991) of Stelex prior to the Company's acquisition of Stelex. Mr. Chanin holds Bachelor of Science degrees in Computer Science and Electrical Engineering from Drexel University and a Masters of Science in Computer Engineering from Princeton University.

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

                                                                        Dividend
                                                      High      Low    Per Share
                                                     ------   ------   ---------
Fiscal Year Ended September 30, 2003:
   Quarter ended December 31, 2002: ..............   $31.90   $27.69      $.04
   Quarter ended March 31, 2003: .................    30.64    25.53       .05
   Quarter ended June 30, 2003: ..................    29.91    21.95       .05
   Quarter ended September 30, 2003: .............    32.94    21.84       .05

Fiscal Year Ended September 30, 2004:
   Quarter ended December 31, 2003: ..............   $34.08   $29.01      $.06
   Quarter ended March 31, 2004: .................    35.75    30.00       .06
   Quarter ended June 30, 2004: ..................    34.00    26.70       .06
   Quarter ended September 30, 2004: .............    33.72    27.65       .06

     As of September 30, 2004, there were approximately 343 holders of record of the Common Stock. This number of record holders does not represent the actual number of beneficial owners of shares of our Common Stock because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

     During fiscal 2004, the Company declared and paid cash dividends of $.24 per share. We expect to continue to pay dividends on our Common Stock. However, the declaration of dividends is subject to the discretion of our Board of Directors and will depend upon various factors, including our financial condition, capital requirements, loan agreement restrictions and earnings, as well as such other factors as our board may deem relevant.

     The following table gives information about the Company's Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company's existing equity compensation plans as of September 30, 2004, including the Company's Investment Plan, as amended and restated as of May 30, 2001, 1991 Director Stock Option Plan and 1990 Employee Stock Option Plan, as amended and restated as of December 1, 1997, and the 2002 Stock Incentive Plan. No warrants or rights are outstanding under the foregoing plans.

                                                        (a)                                             (c)
                                                     Number of                                  Number of Securities
                                                    Securities                 (b)            Remaining Available for
                                                 to be Issued Upon      Weighted Average       Future Issuance Under
                                                    Exercise of         Exercise Price of    Equity Compensation Plans
                                               Outstanding Options,   Outstanding Options,     (Excluding Securities
                Plan Category                   Warrants and Rights    Warrants and Rights    Reflected in Column (a))
                -------------                  --------------------   --------------------   -------------------------
Equity Compensation Plans Approved by
   Shareholders ............................          349,329                $26.85                  1,581,759
                                                      =======                                        =========
Equity Compensation Plans Not Approved by
   Shareholders ............................          165,900                $25.14                         --
                                                      -------                                        ---------
      Total: ...............................          554,529                                        1,581.759
                                                      =======                                        =========

     In addition to options granted pursuant to Company benefit plans, the Company, in fiscal 2004 has granted 55,400 stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

     The following table provides information about purchases made by the Company of its common stock during the quarter ended September 30, 2004:

                                                       (c)(1)
                                                   Total Number of         (d)(1)
                                                  Shares Purchased     Maximum Dollar
                            (a)                      as Part of         Amount That
                           Total         (b)          Publicly           May Yet be
                         Number of     Average        Announced          Purchased
                          Shares     Price Paid       Plans or           Under the
        Period           Purchased    Per Share       Programs       Plans or Programs
        ------           ---------   ----------   ----------------   -----------------
7/1/2004-7/31/2004 ...        --       $  --              --             $9,786,708
8/1/2004-8/31/2004 ...        --       $  --              --             $9,786,708
9/1/2004-9/30/2004 ...     16,200      $32.34          16,200            $9,262,207

                           ------      ------          ------            ----------

                           ------      ------          ------            ----------
   Total .............     16,200      $32.34          16,200            $9,262,207
                           ======      ======          ======            ==========

     In May 2003, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. During the year ended September 30, 2004, we repurchased 274,6000 shares for $8.1 million at an average price of $29.66. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

Item 6. Selected Financial Data

     The selected financial data as of and for each of the five years ended September 30, 2004 has been derived from consolidated financial statements that have been audited by Goldstein Golub Kessler LLP, independent certified public accountants. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this annual report.

     Acquisitions occurring during the past five years, including National Sleep Technologies, Now Sleep Services of America (acquired in June 2000), Breas Medical AB (acquired from June 1997 through April 2002), HSI Medical Services, Inc. (acquired in January 2002), and Stelex (acquired in April 2002) have been accounted for as purchases and, accordingly, are only reflected herein for dates and periods on and after the respective dates noted above.

     In September 2002, our Board of Directors adopted a formal plan to sell our Vital Pharma, Inc. subsidiary. Accordingly, we have classified the Vital Pharma business as a discontinued operation. As such, the results of Vital Pharma have not been included in any of the five years presented in the Selected Financial Data schedule set forth below. See Note 2 to the Company's Consolidated Financial Statements. On October 30, 2003, the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. No further gain or loss was recorded on the sale. See Note 2 to the Consolidated Financial Statements.

     For additional information regarding the NST, Breas, HSI and Stelex acquisitions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

                             SELECTED FINANCIAL DATA
Income Statement Data:

                                                                                 Year Ended September 30,
                                                                   ----------------------------------------------------
                                                                     2004       2003       2002       2001       2000
                                                                   --------   --------   --------   --------   --------
                                                                           (In thousands except per share data)
Net revenue ....................................................   $183,991   $182,163   $174,018   $163,142   $146,478
Cost of goods sold and services performed ......................     91,374     91,608     86,803     78,080     68,999
                                                                   --------   --------   --------   --------   --------
Gross profit ...................................................     92,617     90,555     87,215     85,062     77,479
                                                                   --------   --------   --------   --------   --------
Operating expenses:
   Selling, general and administrative .........................     50,115     51,338     44,216     41,063     38,317
   Research and development ....................................      7,036      5,871      6,615      6,937      7,779
   Restructuring charge ........................................        539         --         --         --         --
   Impairment and other charges (credit) (Notes 13) ............         --        133     (3,428)     2,107      7,785
   Goodwill amortization .......................................         --         --         --      1,120      1,117
   Other expense (income) net (Notes 1 and 12) .................        612        717        305       (390)     1,196
                                                                   --------   --------   --------   --------   --------
      Total operating expenses .................................     58,302     58,059     47,708     50,837     56,194
Operating income ...............................................     34,315     32,496     39,507     34,225     21,285
Other expense (income):
   Interest income .............................................       (824)      (654)      (638)      (976)      (619)
   Interest expense ............................................         26        910        179      1,028        676
   Loss on equity investments (Notes 1) ........................         --         --         --         --        529
                                                                   --------   --------   --------   --------   --------
      Total other (income) expense .............................       (798)       256       (459)        52        586
Income from continuing operations before provision for income
   taxes and minority interest .................................     35,113     32,240     39,966     34,173     20,699
Provision for income taxes .....................................     12,498     12,802     13,225      9,794      5,486
                                                                   --------   --------   --------   --------   --------
Income from continuing operations before minority interest .....     22,615     19,438     26,741     24,379     15,213
Minority interest ..............................................        447        248        241          9        387
                                                                   --------   --------   --------   --------   --------
Income from continuing operations(a) ...........................   $ 22,168   $ 19,190   $ 26,500   $ 24,370   $ 14,826
                                                                   ========   ========   ========   ========   ========
Earnings from continuing operations per common share:
   Basic .......................................................   $   1.73   $   1.49   $   2.05   $   1.93   $   1.22
                                                                   ========   ========   ========   ========   ========
   Diluted .....................................................   $   1.72   $   1.48   $   2.03   $   1.90   $   1.20
                                                                   ========   ========   ========   ========   ========
Basic weighted average number of shares outstanding ............     12,793     12,905     12,896     12,633     12,177
                                                                   ========   ========   ========   ========   ========
Diluted weighted average number of shares outstanding ..........     12,907     12,985     13,036     12,850     12,318
                                                                   ========   ========   ========   ========   ========

----------
(a) See our consolidated financial statements for a disclosure of the operating results and of the discontinued operations of Vital Pharma.

Balance Sheet and Other Data:

                                                                                    September 30,
                                                                ----------------------------------------------------
                                                                  2004       2003       2002       2001       2000
                                                                --------   --------   --------   --------   --------
                                                                        (In thousands except per share data)
Working capital: ............................................   $113,241   $ 98,469   $ 86,600   $ 70,493   $ 39,284
Total assets ................................................    235,676    223,078    205,077    191,560    172,831
Long-term debt, excluding current installments ..............         --         --      1,560      1,842      2,711
Cash dividends ($0.24 per share in fiscal 2004, $0.19 per
   share in fiscal 2003, $0.16 per share in fiscal
   2000-2002) ...............................................      3,096      2,486      2,070      1,974      1,991
Total shareholders' equity ..................................    216,223    202,222    187,815    160,626    140,680

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

Overview

     We are a leading designer, manufacturer and marketer of medical products. Many of our products are single-patient use airway products. Our products address the anesthesia and respiratory/critical care markets as well as the sleep/personal ventilation markets and the pharmaceutical technology services market. See Note 20 to the Company's consolidated financial statements for segment information.

     In fiscal 2003, we classified our Vital Pharma business as a discontinued operation. Accordingly, the results of Vital Pharma are not included in continuing operations in this "Management's Discussion and Analysis of Financial Condition and Results of Operations." On October 30, 2003, we sold our Vital Pharma subsidiary to Pro-Clinical, Inc. No further gain or loss was recorded on the sale.

     Our net revenue was derived from four business segments as follows during the periods indicated:

                                               Fiscal Years Ended September 30,
                                              ----------------------------------
Products and services                             2004       2003       2002
---------------------                           --------   --------   --------
                                                        (In thousands)
Anesthesia .................................    $ 82,792   $ 75,949   $ 71,823
Respiratory/critical care ..................      42,078     45,829     46,753
Sleep ......................................      44,053     45,580     39,628
Pharmaceutical technology services .........      15,068     18,105     14,175
Rebate allowance adjustment (1) ............          --     (3,300)        --
Other (2) ..................................          --         --      1,639
                                                --------   --------   --------
   Total ...................................    $183,991   $182,163   $174,018
                                                ========   ========   ========

----------
(1) Reflects an adjustment made during the second quarter of fiscal 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Critical Accounting Principles and Estimates." This rebate adjustment relates to our anesthesia and respiratory/critical care segment.

(2) "Other" relates primarily to one-time licensing revenue relating to our anesthesia segment recorded in the first quarter of fiscal 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Principles and Estimates".

     The percentage of our net revenue derived from each of our product lines was as follows during the periods indicated:

                                                             Fiscal Years Ended
                                                               September 30,
                                                            -------------------
Products and services                                       2004   2003    2002
---------------------                                       ----   ----   -----
Anesthesia ..............................................   45.0%  41.7%   41.3%
Respiratory/critical care ...............................   22.9   25.2    26.9
Sleep ...................................................   23.9   25.0    22.8
Pharmaceutical technology services ......................    8.2    9.9     8.1
Rebate allowance adjustment .............................     --   (1.8)     --
Other ...................................................     --     --     0.9
                                                            ----   ----   -----
   Total ................................................    100%   100%  100.0%
                                                            ====   ====   =====

     We sell our products in over 55 countries worldwide. In the U.S., we sell most of our anesthesia and respiratory/critical care products primarily to hospitals using our direct sales force and certain major health care distributors. Outside of the U.S., most of our anesthesia and respiratory/critical care sales have been made through a strategic alliance agreement with a medical device manufacturer and distributor, Rusch GmbH. Our sleep/ventilation products are sold primarily outside of the U.S. through our direct sales force and country-specific distributors.

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

     o Our final purchase, amounting to $1.7 million, for the remaining 6% of the minority interest in Breas, was completed in April 2002.

     o    The total purchase price for Breas was approximately $27 million.

Sleep Services of America:

     o In June 1998 through May 1999, we purchased $10.4 million of common stock and convertible preferred stock of National Sleep Technologies, a company engaged in the operation of diagnostic sleep centers.

     o In June 2000, we converted our preferred stock into common stock of National Sleep Technologies; at that point, we owned 84% of the common stock.

     o On January 1, 2002, our National Sleep Technologies business was merged with HSI Medical Services Corporation, a subsidiary of The Johns Hopkins Health System Corporation, to form Sleep Services of America. No cash was contributed at that time. Instead, we received a 62% equity interest in Sleep Services of America. An affiliate of Johns Hopkins Health System Corporation received a 29% equity interest in Sleep Services of America and the other minority shareholders of National Sleep Technologies received a 9% interest in Sleep Services of America.

     o Subsequent to the merger, we paid $775,000 to certain of the minority shareholders to increase our ownership to 70%, and reduce the minority ownership to 1%.

     o The portion of Sleep Services of America not owned by us is recorded as a minority interest. See "Results of Operations" for fiscal 2004 and 2003 revenue and operating income information.

Stelex-TVG:

          On March 28, 2002, we acquired Stelex Inc. for $13.3 million in cash. Stelex was a private company which, like our subsidiary, The Validation Group, Inc., was engaged in regulatory compliance counseling. We structured the transaction as a merger of Stelex into The Validation Group, renamed the surviving corporation Stelex--The Validation Group, Inc. and accounted for the transaction as a purchase. The subsidiary now operates under the name Stelex, Inc.

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

     We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. We completed this impairment test during the three month period ended March 31, 2004 and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition. Goodwill amounted to $69,506,000 at September 30, 2003 and 2004.

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $563,000 at September 30, 2004 and $919,000 at September 30, 2003. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o Our sales to U.S. distributors are made at our established distributor price. Since the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than our established distributor price, the distributor is then due a rebate--the difference between the established price and the lower price to which the end-user is entitled--when shipment is made to the end user. In order to properly reflect our sales to distributors, we record the gross sale (at our established price), less the amount of the expected rebate, to arrive at the net sale. This net sale is the amount we expect to receive in cash from the distributor on the sale.

          On a monthly basis, each distributor provides us with documentation of shipments to particular end-users and computes a rebate claim on such shipments. Once the distributor has provided us with this claim, the distributor will deduct the computed rebate from its net remittance.

          The amount of the estimated rebate that has not yet been taken by the distributor through the reduction of a payment is included in the allowance for rebates, which reduces the accounts receivable on our balance sheet. This allowance is calculated by adding (1) the amount of rebates claimed by the distributors through documentation but not yet reimbursed and (2) an estimate by the Company of the amount of future rebates due on any inventory that the distributors are holding at the end of each period.

          For several years, we utilized an historical moving average calculation (comparing rebates to sales to distributors) in order to estimate the amount of rebate expense that should be recorded against gross sales in each period. Based upon a review conducted in connection with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the Company concluded that the required allowance calculated as described in the previous paragraph was greater than previously calculated by means of the historical moving average calculation. As a result of this review of the rebate allowance, we recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003. We have continued to monitor the recorded allowance for rebates, as well as the payments made against this estimate, and believe we are now providing a better estimate of the ultimate rebate our distributors are entitled to than the estimate arrived at through utilization of the historical moving average calculation.

          The allowance for rebates was $8,162,000 and $6,156,000 at September 30, 2004 and September 30, 2003, respectively. Rebate expense was $47,809,000 and $44,439,000 for the fiscal years ended September 30, 2004 and 2003, respectively

     o We are subject to various claims and legal actions in the ordinary course of our business. These matters frequently arise in disputes regarding the rights to intellectual property, where it is difficult to assess the likelihood of success and even more difficult to assess the probable ranges of recovery. Although we currently are not aware of any legal proceeding that is reasonably likely to have a material adverse effect on our financial position and results of operations, if we become aware of any such claims against us, we will evaluate the probability of an adverse outcome and provide accruals for such contingencies as necessary.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this allowance, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. In the fourth quarter of fiscal 2004, the Company wrote-off certain inventory amounting to $939,000. Our inventory allowance for obsolescence was $1,150,000 at September 30, 2004 and $981,000 at September 30, 2003.

     Accounting Principles. For information regarding new accounting principles, see Note 1 of our notes to consolidated financial statements.

Results of Operations

     The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our revenue.

                                                            Fiscal Years Ended
                                                              September 30,
                                                          ---------------------
Consolidated Statement of Operations Data:                 2004    2003    2002
------------------------------------------                -----   -----   -----
Net revenue ...........................................   100.0%  100.0%  100.0%
Gross profit ..........................................    50.3    49.7    50.1
Operating expenses ....................................    31.7    31.9    27.4
Income from continuing operations .....................    12.0    10.5    15.2
Net income ............................................    12.0     7.8    14.4

Comparison of Results for the Year Ended September 30, 2004 to the Year Ended September 30, 2003

     Net Revenue. Total net revenue increased 1.0%, from $182.2 million for the year ended September 30, 2003 to $184.0 million for the year ended September 30, 2004. Of the 1.0% increase, (a 0.9% decrease excluding favorable foreign exchange rates). Of our total revenues, $137.4 million (or 74.7%) were derived from domestic sales and $46.6 million (or 25.3%) were derived from international sales. Domestic revenues increased 0.4%, from $136.9 million for the year ended September 30, 2003 to $137.4 million for the year ended September 30, 2004. The 0.4% increase resulted from a 9.0% increase in our Anesthesia segment which offset declines in our Respiratory/Critical Care, Sleep and Pharmaceutical Technology Services segments. International revenues increased 2.8% (a 4.6% decrease excluding foreign exchange), from $45.3 million for the year ended September 30, 2003 to $46.6 million for the year ended September 30, 2004, principally from favorable foreign exchange rates. Following are the net revenues by business segment for the year ended September 30, 2004 compared to the year ended September 30, 2003.

     REVENUE BY BUSINESS SEGMENT

                                                      For the Year
                                                  Ended September 30,
                                                  -------------------   Percent
                                                    2004       2003      Change
                                                  --------   --------   -------
Anesthesia ....................................   $ 82,791   $ 75,949      9.0%
Respiratory/Critical Care .....................     42,079     45,829     (8.2%)
Sleep .........................................     44,053     45,580     (3.4%)
Pharmaceutical Technology Services ............     15,068     18,105    (16.8%)
Rebate allowance adjustment ...................         --     (3,300)     N/A
                                                  --------   --------    -----
                                                  $183,991   $182,163      1.0%
                                                  ========   ========    =====

     The rebate allowance of $3.3 million relates to our anesthesia and respiratory/critical care segments. Refer to Footnotes 1 and 18 of the Notes to Consolidated Financial Statements for a description of the rebate allowance.

     Sales of anesthesia products increased 9.0% from $75.9 million for the year ended September 30, 2003 to $82.8 million for the year ended September 30, 2004. This increase was due to volume growth in anesthesia circuits, including our Limb-O'TM', our patented anesthesia circuit, sales of which increased 70.5% to $8.2 million, a 12.0% increase in sales of traditional anesthesia circuits to $25.0 million and volume increases in our Thomas Medical Products subsidiary. Domestic sales of anesthesia products increased 8.7%, from $69.8 million to $75.9 million. International sales of anesthesia products increased 12.4%, from $6.1 million to $6.9 million, principally from the European distribution agreement with Rusch.

     Sales of respiratory/critical care products decreased 8.2%, from $45.8 million for the year ended September 30, 2003 to $42.1 million for the year ended September 30, 2004. Domestic sales declined 11.6%, from $33.2 million to $29.3 million, resulting from increased competition within the segment. International sales of respiratory/critical care products increased 0.8% from $12.7 million for the year ended September 30, 2003 to $12.8 million for the year ended September 30, 2004, reflecting higher sales volumes through our distributor arrangement in Europe with Rusch.

     Our sleep segment revenues decreased 3.3% (a decrease of 10.2% excluding favorable foreign exchange), from $45.6 million for the year ended September 30, 2003 to $44.0 million for the year ended September 30, 2004. Sleep Services of America's revenues decreased 5.8% from $18.2 million for the year ended September 30, 2003 to $17.1 million for the year ended September 30, 2004. SSA has closed 14 sleep labs that had not returned the appropriate margins; however it has opened 9 new sleep labs in fiscal 2004. In the continuing sleep labs, revenue has increased 16.1%. Pre-tax margins in our SSA business improved to 14.3% for the year ended September 30, 2004, as compared to 7.4% in the comparable period last year. Revenues at our Breas subsidiary decreased 1.7% (a decrease of 12.8% excluding favorable foreign exchange) from $27.4 million for the year ended September 30, 2003 to $26.9 million for the year ended September 30, 2004, resulting from increased competition in our ventilator product line and from discontinuing certain OEM products as a result of the increased focus on our own manufactured products

     Service revenues in the Pharmaceutical Technology Services segment decreased 16.8%, from $18.1 million for the year ended September 30, 2003 to $15.1 million for the year ended September 30, 2004. Our larger pharmaceutical customers have reduced their external resource usage with regards to 21 CFR Part 11 FDA regulatory compliance needs. Revenues trends in the Pharmaceutical Technology Services segment have leveled off to approximately $3.7 million in each of the last five quarters.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed decreased 0.2% from $91.6 million for the year ended September 30, 2003 to $91.4 million for the year ended September 30, 2004.

     Cost of goods sold increased $1.5 million, or 2.1%, from $71.9 million for the year ended September 30, 2003 to $73.4 million for the year ended September 30, 2004. The increase resulted primarily from sales volume increases in our anesthesia and respiratory/critical care segments. Increases due to inventory adjustments (due in part to the closing of our California plant) were offset by the planned reduction of costs at our New Jersey, Colorado, and Minnesota facilities of approximately $900,000.

     Cost of services performed decreased 9.1%, from $19.7 million for the year ended September 30, 2003 to $17.9 million for the year ended September 30, 2004, resulting primarily from reduced sales volumes in our Pharmaceutical Technology Services segment and at Sleep Services of America, our sleep diagnostics company, where the business has closed 14 sleep labs that had not returned the appropriate margins.

     Gross Profit. Our gross profit increased 2.3%; from $90.6 million for the year ended September 30, 2003 to $92.6 million for the year ended September 30, 2004. Our overall gross profit margin was 50.3% for the year ended September 30, 2004 and 49.7% for the year ended September 30, 2003.Gross profit information related to our four segments was:

                                                               Fiscal Year Ended
                                                                 September 30,
                                                               -----------------
                                                                  2004   2003
                                                                  ----   ----
Anesthesia .................................................      54.4%  53.8%
Respiratory/CriticalCare ...................................      51.8%  54.3%
Sleep ......................................................      45.3%  43.7%
Pharmaceutical Technology Services .........................      38.6%  45.2%
                                                                  ----   ----
Total ......................................................      50.3%  49.7%
                                                                  ====   ====

Gross profit improvements in our anesthesia segments resulted from sales volume increases at Thomas Medical Products and cost improvement projects at our New Jersey plant. The declines in gross profit in our Respiratory/Critical care segment resulted primarily from sales volume declines and inventory writedowns of $964,000. In both the Anesthesia and Respiratory/Critical Care segment the Company continues to face pricing pressures resulting from the increase membership of our customers in Group Purchasing Organizations, who negotiate, on their member's behalf better pricing. The Company intends to continue its efforts to mitigate the effect of these pricing pressures through continued emphasis on increasing cost efficiencies.

     The gross profit decline in our Sleep segment resulted from volume and price reductions at our Breas subsidiary, as described above. These declines were offset by the cost saving effect of closing 14 SSA sleep laboratories that were not returning appropriate margins. The gross profit percentage at SSA increased from 45.0% for the year ended September 30, 2003 to 49.4% for the year ended September 30, 2004.

     Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.4%, from $51.3 million for the year ended September 30, 2003 to $50.1 million for the year ended September 30, 2004. The $1.2 million decrease consists primarily of cost reductions (primarily at our Breas sales offices and our Stelex subsidiary) of approximately $1.7 million and a $567,000 reduction in bad debt expense offset by an approximately $1.0 million increase resulting from foreign exchange rate changes.

     Research and Development Expenses. Research and development expenses increased by approximately $1,165,000 or 19.8%, from $5.9 million for the year ended September 30, 2003 to $7.0 million for the year ended September 30, 2004 as the Company invested in the development of new Sleep CPAP, ventilation equipment and interfaces for our Breas subsidiary.

     Impairment Charge for China Operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1,578,000 related principally to its Chinese distributor based on an evaluation of its business in China. At that time, the Company believed that it would be able to renegotiate its agreement with its Chinese distributor to preserve some of its business in that country. In May of 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable, and in the third quarter of fiscal 2003 wrote-off all amounts due from this distributor, amounting to $553,000. In September 2003, the Company received $420,000 in cash from this distributor and the Company is in the process of receiving certain inventory. Accordingly, in the fourth quarter of fiscal 2003, the Company recorded that payment as income. See Note 13 to the Consolidated Financial Statements.

     Other Expense--Net. Other net expense included in operating expense decreased $105,000 from $717,000 for the year ended September 30, 2003 to $612,000 for the year ended September 30, 2004. Included in the year ended September 30, 2003 were costs of $322,000 for the costs of a public offering that was discontinued due to market conditions, $226,000 for the costs of charitable contributions, $169,000 of costs relating to the closing of several redundant sales offices at our Breas and Stelex subsidiaries. Included in the year ended September 30, 2004 were costs of $223,00 for charitable contributions, $197,000 related to a failed acquisition and $190,000 for severance costs.

     Restructuring Expense. The company posted a $539,000 restructuring charge in the fourth quarter of fiscal 2004 consisting of $172,000 for the closing of our California plant, $111,000 for a reduction in force at our Totowa, NJ location and $256,000 for the closing of the Breas sales office in Belgium.

Other Items

     Interest Income and Expense. Interest income increased 26.0%; from $654,000 for the year ended September 30, 2003 to $824,000 during the year ended September 30, 2004, resulting from the increase in the level of cash and cash equivalents being invested. Interest expense decreased $884,000 from $910,000 for year ended September 30, 2003 to $26,000 during the year ended September 30, 2004. Interest expense for the year ended September 30, 2003 included $760,000 of interest relating to past taxes due resulting from an Internal Revenue Service examination and interest of $100,000 on our IRB loan, which was paid off in December 2003. (See Footnote 17 of the Notes to Consolidated Financial Statements).

     Provision for Income Taxes. The provision for income tax expense for the year ended September 30, 2004 and 2003 was $12.5 million and $12.8 million, respectively, reflecting effective tax rates of 35.6% and 39.7% for these periods, respectively. Included in the provision for the year ended September 30, 2003 is an additional provision of

$1.1 million resulting from an examination by the Internal Revenue Service of the Company's 1997, 1998 and 1999 Federal income tax returns and $500,000 resulting from the refiling of certain state tax returns for prior periods. (See Footnote 17 of the Notes to Consolidated Financial Statements).

     Discontinued Operations. On October 30, 2003 the Company sold the assets of its Vital Pharma subsidiary to Pro Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale. On December 29, 2003 the Company sold certain related real estate. The Company has accounted for these sales on a cost recovery basis. The net loss (after applying the tax benefit) from discontinued operation was approximately $115,000 for the year ended September 30, 2004 and approximately $4,968,000 for the year ended September 30, 2003. (See Footnote 2 of the Notes to Consolidated Financial Statements).

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

                           REVENUE BY BUSINESS SEGMENT

                                                For the Year Ended
                                                  September 30,
                                           ---------------------------           Percent
                                             2003       %       2002       %      Change
                                           --------   -----   --------   -----   -------
Anesthesia .............................   $ 75,949    41.7   $ 71,823    41.3     5.7%
Respiratory/Critical Care ..............     45,829    25.2     46,753    26.9    (2.0%)
Sleep ..................................     45,580    25.0     39,628    22.8    15.0%
Pharmaceutical Technology Services .....     18,105     9.9     14,175     8.1    27.7%
Rebate allowance adjustment ............     (3,300)   (1.8)        --      NA      NA
Other (*) ..............................         --      --      1,639      NA      NA
                                           --------   -----   --------   -----    ----
                                           $182,163   100.0   $174,018   100.0     4.7%
                                           ========   =====   ========   =====    ====

----------
* "Other" relates primarily to one-time licensing revenue recorded in the first quarter of fiscal 2002 in the anesthesia business segment. Income from continuing operations related to this one-time licensing revenue was $1,439,000 before taxes ($953,000 after taxes).

     Sales of anesthesia products increased 5.7% from $71.8 million for the year ended September 30, 2002 to $75.9 million for the year ended September 30, 2003. This increase was due to volume growth in anesthesia circuits including our Limb-O'TM', a patented anesthesia circuit, which increased 74% to $4.8 million, increased international revenues and increased revenue in our Thomas Medical Products subsidiary, which increased 13% to $18.7 million. Domestic sales of anesthesia products increased 3.7%, from $67.3 million for the year ended September 30, 2002 to $69.8 million for the year ended September 30, 2003, principally due to the aforementioned Limb-O'TM' and Thomas Medical Product increases, offset by the above mentioned rebate adjustment. International sales of anesthesia products increased 36.0%, from $4.5 million to $6.1 million, principally from increased volumes related to our new distribution agreement entered into in September 2002 with Rusch.

     Sales of respiratory/critical care products decreased 2.0%, from $46.8 million for the year ended September 30, 2002 to $45.8 million for the year ended September 30, 2003. This was due primarily to lower domestic sales volumes which declined 6.3%, from $35.4 million to $33.2 million, due principally to a highly competitive market. International sales of respiratory/critical care products increased 12.4% from $11.3 million for the year ended September 30, 2002 to $12.7 million for the year ended September 30, 2003, principally from increased volumes related to our new distribution agreement entered into in September 2002 with Rusch.

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

     Gross Profit. Our gross profit increased 3.8%, from $87.2 million for the year ended September 30, 2002 to $90.6 million for the year ended September 30, 2003. Our overall gross profit margin was 49.7% for the year ended September 30, 2003 and 50.1% for the year ended September 30, 2002. In addition to the items noted above in cost of goods sold and cost of services, the decrease in gross margin percentage primarily reflects the increase in rebate expense (see Note 1 to the Consolidated Financial Statements); charges for the write off of certain inventory (see Note 3 to the Consolidated Financial Statements); and, to a lesser extent, the lower gross margin realized from a change in mix attributable to the increase in revenues of our Sleep and Pharmaceutical Technology Services segments, which operate at a lower gross margin. For gross profit information related to our four segments, refer to Note 20 to the Consolidated Financial Statements.

     Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 16.1%, from $44.2 million for the year ended September 30, 2002 to $51.3 million for the year ended September 30, 2003. The $7.1 million increase primarily reflects $3.0 million associated with additional employee levels and other expense resulting from the acquisition of Stelex Inc; an increase of approximately $1.3 million in selling, general and administrative expenses at our Breas subsidiary due to foreign exchange rate changes; an increase of $1.0 million in business and health insurance costs; an increase of $651,000 in accounting and legal expenses (including $550,000 for accounting and legal expenses applicable to a complaint filed against the Company by a former Chief

Financial Officer of the Company and related matters); a $186,000 charge for data processing charges for the year ended September 30, 2002 and increased other expense of approximately $824,000, primarily relating to compensation expense.

     Research and Development Expenses. Research and development expenses decreased by approximately $744,000, or 11.2%, from $6.6 million for the year ended September 30, 2002 to $5.9 million for the year ended September 30, 2003.

     Impairment charge for China operations. During the third quarter of fiscal 2002, the Company recognized an impairment charge of $1,578,000 related principally to its Chinese distributor based on an evaluation of its business in China. At that time, the Company believed that it would be able to renegotiate its agreement with its Chinese distributor to preserve some of its business in that country. In May of 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable, and in the third quarter of fiscal 2003 wrote-off all amounts due from this distributor, amounting to $553,000. In September 2003, the Company received $420,000 in cash from this distributor. Accordingly, in the fourth quarter of fiscal 2003, the Company recorded that payment as income.

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

     Other Expense/(Income)--Net. Other expense/(income) increased $412,000 from $305,000 for the year ended September 30, 2002 to $717,000 for the year ended September 30, 2003. This was primarily due to a $322,000 charge relating to the costs for a discontinued public offering and $151,000 of closure expenses for Breas sales offices and other increases of $60,000, offset by a reduction of $121,000 for product contributions to charitable organizations.

Other Items

     Interest Income and Expense. Interest income increased 2.5%, from $638,000 for the year ended September 30, 2002 to $654,000 during the year ended September 30, 2003, resulting from an increased amount of cash available for investment, offset by the decrease in available interest rates.

     Interest expense increased $731,000, from $179,000 for the year ended September 30, 2002 to $910,000 during the year ended September 30, 2003. This was primarily due to $690,000 of interest charges in connection with the IRS examination of the Company's 1997, 1998 and 1999 Federal Income Tax returns and $70,000 for the refiling of certain state income tax returns (see Note 17 to the Consolidated Financial Statements). These increases were partially offset by reduced interest relating to decreased levels of debt.

     Provision for Income Taxes. The provision for income tax expense for the years ended September 30, 2003 and 2002 was $12.8 million and $13.2 million, respectively reflecting effective tax rates of 39.7% and 33.1% for these periods, respectively. Included in the provision for the year ended September 30, 2003 is an additional provision of $1.2 million resulting from an examination, in the Internal Revenue Service's normal course, of the Company's 1997, 1998 and 1999 Federal income tax returns and an additional incremental tax expense of $297,000 for certain state tax returns for prior periods which have been or are in the process of being re-filed. The Internal Revenue Service completed its examination in the fourth quarter of fiscal 2003. See Note 17 to the Consolidated Financial Statements.

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

Liquidity and Capital Resources

     Historically, our primary liquidity requirements have been to support operations. We have funded these requirements principally through internally generated cash flow. At September 30, 2004, we had no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at September 30, 2004.

     Vital Signs continues to rely upon cash flows from its operations. During the year ended September 30, 2004, cash and cash equivalents increased by $20.8 million. Operating activities provided $35.1 million of net cash, of which $35.3 million was provided by continuing operations, offset by $153,000 of cash used in our discontinued operations at Vital Pharma. Investing activities used $3.7 million, of which $4.5 million was used for capital expenditures, $598,000 for capitalized software, and $235,000 for capitalized patent costs. These costs were offset in part by net proceeds of $417,000 from the sale of Vital Pharma's assets and $1.2 million of net proceeds on the sale of Vital Pharma's real estate. Financing activities used $11.2 million, consisting of: $3.1 million paid for dividends; $8.1 million used to repurchase 274,600 shares of the Company's stock and $1.7 million used to pay down debt. These amounts were offset in part by $1.7 million of cash received upon the exercise of stock options.

     Cash and cash equivalents were $76.5 million at September 30, 2004 as compared to $55.7 million at September 30, 2003 (see Note 1 to the Company's Consolidated Financial Statements). At September 30, 2004 our working capital was $113.7 million as compared to $98.5 million at September 30, 2003. At September 30, 2004 our current ratio was 8.1 to 1, as compared to 6.5 to 1 at September 30, 2003.

     Our capital investments vary from year to year, based in part on capital demands of newly acquired businesses. Capitalized costs include additions to property, plant and equipment, as well as capitalized software development costs and capitalization of patent costs. Capitalized costs were $5.3 million, $4.7 million and $3.9 million during fiscal 2004, 2003 and 2002, respectively. In fiscal 2004 capitalized costs were approximately $5.3 million, and primarily included expenditures for equipment used as part of cost improvement projects at our Breas subsidiary ($200,000), New Jersey facility ($846,000), Colorado facility ($595,000), MIS improvements ($454,000) new tooling and molds ($429,000) and Thomas Medical Products facility ($335,000), and the capitalized costs of software development ($2.0 million) and patents ($235,000).

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

     Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Through September 30, 2004, we had repurchased 374,900 shares for $10,726,000, at an average price of $28.60. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

     Our Board of Directors has approved $3.1 million in dividends (amounting to $.24 per share) in the current fiscal year. On November 9, 2004 the Board approved a quarterly dividend in the amount of $0.06 per share paid on November 30, 2004 to shareholders of record on November 23, 2004.

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

     At September 30, 2004, 2003 and 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 21 of Notes to the Consolidated Financial Statements.

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

     Our international net revenue represents approximately 25.3% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 57.8% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instruments (i.e. foreign exchange forward or option contracts) as of September 30, 2004.

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

Item 8. Financial Statements and Supplementary Data

     The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

                                                                            Page
                                                                            ----
Independent Auditors' Report.............................................    F-1
Consolidated Balance Sheet as of September 30, 2004 and 2003.............    F-2
Consolidated Statement of Income for the years ended September 30, 2004,
   2003 and 2002.........................................................    F-3
Consolidated Statement of Stockholders' Equity for the years ended
   September 30, 2004, 2003 and 2002.....................................    F-4
Consolidated Statement of Cash flows for the years ended September 30,
   2004, 2003 and 2002...................................................    F-5
Notes to Consolidated Financial Statements...............................    F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vital Signs, Inc.

We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vital Signs Inc. and Subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with United States generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of estimating rebates in 2003.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 12, 2004

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                         September 30,
                                                                                                      -------------------
                                                                                                        2004       2003
                                                                                                      --------   --------
                                                                                                         (In thousands
                                                                                                          of dollars)
                                               ASSETS
Current Assets:
   Cash and cash equivalents (Note 1) .............................................................   $ 76,468   $ 55,660
   Accounts receivable, less allowances for rebates and doubtful accounts of $8,725 and $7,075,
      respectively (Notes 1, 18 and 19) ...........................................................     31,876     29,436
   Inventory (Notes 1 and 3) ......................................................................     16,766     21,857
   Prepaid expenses (Note 4) ......................................................................      2,816      3,239
   Other current assets (Note 5) ..................................................................      1,596      4,129
   Assets of discontinued business (Note 2) .......................................................         --      2,104
                                                                                                      --------   --------
      Total current assets ........................................................................    129,522    116,425
Property, plant and equipment--net (Notes 1 and 6) ................................................     29,900     30,760
Goodwill--net (Notes 1 and 2) .....................................................................     69,506     69,506
Deferred income taxes (Notes 1 and 17) ............................................................        796      1,519
Other assets (Notes 1, 7 and 9) ...................................................................      5,952      4,868
                                                                                                      --------   --------
      Total Assets ................................................................................   $235,676   $223,078
                                                                                                      ========   ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...............................................................................   $  5,114   $  6,072
   Current portion of long-term debt (Note 8) .....................................................         --      1,690
   Accrued expenses (Note 10) .....................................................................      7,780      6,299
   Income taxes payable (Note 17) .................................................................      3,387      3,392
   Liabilities of discontinued business (Note 2) ..................................................         --        503
                                                                                                      --------   --------
      Total current liabilities ...................................................................     16,281     17,956
                                                                                                      --------   --------
Minority interest .................................................................................      3,172      2,900
                                                                                                      --------   --------
Commitments and contingencies (Notes 2, 14 and 15)
Stockholders' Equity (Note 16)
   Common stock--no par value; authorized 40,000,000 shares, issued and outstanding
      12,715,243 and 12,915,566, respectively .....................................................     24,279     30,467
   Accumulated other comprehensive income (Notes 1) ...............................................      3,059      1,827
   Retained earnings ..............................................................................    188,885    169,928
                                                                                                      --------   --------
   Stockholders' equity ...........................................................................    216,223    202,222
                                                                                                      --------   --------
      Total Liabilities and Stockholders' Equity ..................................................   $235,676   $223,078
                                                                                                      ========   ========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                             For the Year Ended September 30,
                                                                             --------------------------------
                                                                                2004       2003       2002
                                                                              --------   --------   --------
                                                                                   (In thousands except
                                                                                    per share amounts)
Revenue: (Note 1)
   Net sales .............................................................    $151,794   $145,879   $143,428
   Service revenue .......................................................      32,197     36,284     30,590
                                                                              --------   --------   --------
                                                                               183,991    182,163    174,018
                                                                              --------   --------   --------
Cost of goods sold and services performed:
   Cost of goods sold ....................................................      73,449     71,887     68,842
   Cost of services performed ............................................      17,925     19,721     17,961
                                                                              --------   --------   --------
                                                                                91,374     91,608     86,803
                                                                              --------   --------   --------
Gross profit .............................................................      92,617     90,555     87,215
                                                                              --------   --------   --------
 Operating expenses:
   Selling, general and administrative ...................................      50,115     51,338     44,216
   Research and development ..............................................       7,036      5,871      6,615
   Reversal of litigation accrual (Note 13) ..............................          --         --     (5,006)
   Impairment charge for China operations (Note 13) ......................          --        133      1,578
   Other expense net (Notes 1 and 12) ....................................         612        717        305
   Restructuring charge (Note 11) ........................................         539         --         --
                                                                              --------   --------   --------
                                                                                58,302     58,059     47,708
                                                                              --------   --------   --------
Operating Income .........................................................      34,315     32,496     39,507
Interest (income) expense:
   Interest income .......................................................        (824)      (654)      (638)
   Interest expense ......................................................          26        910        179
                                                                              --------   --------   --------
                                                                                  (798)       256       (459)
                                                                              --------   --------   --------
Income from continuing operations before provision for income taxes and
   minority interest .....................................................      35,113     32,240     39,966
Provision for income taxes (Note 17) .....................................      12,498     12,802     13,225
                                                                              --------   --------   --------
Income from continuing operations before minority interest ...............      22,615     19,438     26,741
Minority interest in net income of subsidiary ............................         447        248        241
                                                                              --------   --------   --------
Income from continuing operations ........................................      22,168     19,190     26,500
Discontinued Operations (Note 2): ........................................        (115)    (4,968)    (1,455)
                                                                              --------   --------   --------
Net income ...............................................................    $ 22,053   $ 14,222   $ 25,045
                                                                              ========   ========   ========
Earnings (loss) per Common Share:
   Basic Income per share from continuing operations .....................    $   1.73   $   1.49   $   2.05
   Discontinued operations ...............................................    $  (0.01)  $  (0.39)  $  (0.11)
                                                                              --------   --------   --------
   Basic net earnings per share ..........................................    $   1.72   $   1.10   $   1.94
                                                                              ========   ========   ========
   Diluted Income per share from continuing operations ...................    $   1.72   $   1.48   $   2.03
   Discontinued operations ...............................................    $  (0.01)  $  (0.38)  $  (0.11)
                                                                              --------   --------   --------
   Diluted net earnings per share ........................................    $   1.71   $   1.10   $   1.92
                                                                              ========   ========   ========
Basic weighted average number of shares outstanding ......................      12,793     12,905     12,896
                                                                              ========   ========   ========
Diluted weighted average number of shares outstanding ....................      12,907     12,985     13,036
                                                                              ========   ========   ========
Dividends declared and paid per common share .............................    $    .24   $    .19   $    .16
                                                                              ========   ========   ========

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Accumulated
                                              Common Stock           Other
                                          --------------------   Comprehensive   Retained   Stockholders'   Comprehensive
                                            Shares      Amount   Income (Loss)   Earnings       Equity          Income
                                          ----------   -------   -------------   --------   -------------   -------------
                                                                  (Dollars in thousands except per share amounts)
Balance at September 30, 2001 .........   12,935,656   $27,679      $(2,270)     $135,217     $160,626
Net income ............................                                            25,045       25,045         $25,045
Repurchase of common stock ............      (61,000)   (2,268)                                 (2,268)
Common stock issued under various
   incentive plans ....................       63,346     1,341                                   1,341
Tax benefit from employees' and
   directors' stock option plans
   (Note 17) ..........................                  2,172                                   2,172
Adjustment for aggregate unrealized
   gain on marketable securities ......                                   5                          5               5
Acquisition of SSA ....................                  1,888                                   1,888
Foreign currency translation gain .....                               1,076                      1,076           1,076
Dividends paid ($.16 per share) .......                                            (2,070)      (2,070)
                                          ----------   -------      -------      --------     --------
Balance at September 30, 2002 .........   12,938,002   $30,812      $(1,189)     $158,192     $187,815
                                                                                                               -------
   Comprehensive income ...............                                                                        $26,126
                                                                                                               =======
Net income ............................                                            14,222       14,222         $14,222
Repurchase of common stock ............     (100,300)   (2,579)                                 (2,579)
Common stock issued under various
   incentive plans ....................       77,864     1,936                                   1,936
Tax benefit from employees' and
   directors' stock option plans
   (Note 17) ..........................                    298                                     298
Adjustment for aggregate unrealized
   gain on marketable securities ......                                   3                          3               3
Foreign currency translation gain .....                               3,013                      3,013           3,013
Dividends paid ($.19 per share) .......                                            (2,486)      (2,486)
                                          ----------   -------      -------      --------     --------
Balance at September 30, 2003: ........   12,915,566   $30,467      $ 1,827      $169,928     $202,222
                                                                                                               -------
   Comprehensive income ...............                                                                        $17,238
                                                                                                               =======
Net income ............................                                            22,053       22,053         $22,053
Repurchase of common stock ............     (274,600)   (8,143)                                 (8,143)
Common stock issued under various
   incentive plans ....................       74,277     1,695                                   1,695
Tax benefit from employees and
   directors' stock option plans
   (Note 17) ..........................                    260                                     260
Foreign currency translation gain .....                               1,232                      1,232           1,232
Dividends paid ($.24 per share) .......                                            (3,096)      (3,096)
                                          ----------   -------      -------      --------     --------
Balance at September 30, 2004 .........   12,715,243   $24,279      $ 3,059      $188,885     $216,223
                                          ==========   =======      =======      ========     ========
                                                                                                               -------
   Comprehensive income ...............                                                                        $23,285
                                                                                                               =======

                 See Notes to Consolidated Financial Statements

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       For the Year Ended September 30,
                                                                       --------------------------------
                                                                          2004       2003      2002
                                                                        --------   -------   --------
                                                                           (In thousands of dollars)
Cash flows from operating activities:
   Net income ......................................................    $ 22,053   $14,222   $ 25,045
   Add loss from discontinued operations ...........................         115     4,968      1,455
                                                                        --------   -------   --------
   Income from continuing operations ...............................      22,168    19,190     26,500
   Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization ................................       4,863     4,391      4,004
      Deferred income taxes ........................................       2,591       181      2,921
      Impairment charge ............................................          --       133      1,578
      Minority interest in income of subsidiary ....................         447       248        241
      Non cash gain on litigation accrual reversal .................          --        --     (5,006)
      Tax benefit for stock options ................................         260       297      2,172
      Increase in rebate allowance .................................          --     3,300         --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable ......................      (2,233)    3,659       (274)
   Decrease in inventory ...........................................       5,378       704      5,086
   Decease (increase) in prepaid expenses and other current asset ..       1,121      (975)     2,418
   Decrease in other assets ........................................         449       755         34
   (Decrease) in accounts payable ..................................      (1,339)     (231)    (3,050)
   Increase (decrease) in accrued expenses .........................       1,505    (1,313)      (300)
   (Decrease) increase in income taxes payable .....................          (5)    5,883         --
   Increase (decrease) in other liabilities ........................          72      (869)    (1,468)
                                                                        --------   -------   --------
      Net cash provided by continuing operations ...................      35,277    35,353     34,856
      Net cash used in discontinued operations .....................        (153)   (1,946)    (1,204)
                                                                        --------   -------   --------
      Net cash provided by operating activities ....................      35,124    33,407     33,652
                                                                        --------   -------   --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment ....................      (3,069)   (3,341)    (2,323)
   Net proceeds from sale of assets of Vital Pharma ................         417        --         --
   Net proceeds from sale of Vital Pharma real estate ..............       1,222        --         --
   Capitalization of software development costs ....................      (2,041)     (924)      (536)
   Capitalization of patent costs ..................................        (235)     (397)      (383)
   Proceeds from sales of available for sale securities ............          --       186        305
   Acquisition of subsidiaries, net of cash acquired ...............          --        --    (22,104)
                                                                        --------   -------   --------
      Net cash used in investing activities ........................      (3,706)   (4,476)   (25,041)
                                                                        --------   -------   --------
Cash flows from financing activities:
   Dividends paid ..................................................      (3,096)   (2,486)    (2,070)
   Proceeds from exercise of stock options .........................       1,695       746      1,179
   Repurchase of common stock ......................................      (8,143)   (2,579)    (2,268)
   Issuance of common stock ........................................          --        --        162
   Principal payments on long-term debt and notes payable ..........      (1,690)     (265)    (7,534)
                                                                        --------   -------   --------
      Net cash used in by financing activities .....................     (11,234)   (4,584)   (10,531)
                                                                        --------   -------   --------
      Effect of foreign currency translation .......................         624     2,010        194
                                                                        --------   -------   --------
Net increase in cash and cash equivalents ..........................      20,808    26,357     (1,726)
Cash and cash equivalents at beginning of year .....................      55,660    29,303     31,029
                                                                        --------   -------   --------
Cash and cash equivalents at end of year ...........................    $ 76,468   $55,660   $ 29,303
                                                                        ========   =======   ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest .....................................................    $     22   $   909   $    185
      Income taxes .................................................    $  8,649   $ 6,373   $  3,441

                 See Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies and Principal Business Activities

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

Principles of Consolidation

     The consolidated financial statements include the accounts of VSI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. For comparability, certain 2003 and 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2004.

Accounts Receivable

     Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for rebates and an allowance for doubtful accounts. The Company records an allowance for rebates, on sales to distributors, which is the difference between the established distributor price and the lower price to which the end-user is entitled, when shipment is made to the end user. In order to properly reflect our sales to distributors, we record the gross sale (at our established distributor price), less the amount of the expected rebate, to arrive at the net sale. This net sale is the amount we expect to receive in cash from the distributor on the sale. The Company also records an allowance for doubtful accounts based on certain percentages of aged receivables and historical payment experience. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Revenue Recognition

     For product sales to all customers except for certain domestic distributors, revenue, net of allowances, is recognized upon shipment to the customer, and when title passes. The Company establishes allowances for rebates and sales returns. Substantially all of the Company's sales returns relate to shipping errors or damaged goods. For service revenue, revenue is recorded when the service is performed.

     The Company's sales to U.S. distributors are made at the Company's established distributor price. Since the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than the Company's established distributor price, the distributor is then due a rebate--the difference between the established price and the lower price to which the end-user is entitled--when shipment is made to the end user. In order to properly reflect the Company's sales to distributors, the Company records the gross sale (at our established price), less the amount of the expected rebate, to arrive at the net sale. This net sale is the amount the Company expects to receive in cash from the distributor on the sale.

     On a monthly basis, each distributor provides the Company with documentation of shipments to particular end-users and computes a rebate claim on such shipments. Once the distributor has provided the Company with this claim, the distributor will deduct the computed rebate from its net remittance.

     The amount of the estimated rebate that has not yet been taken by the distributor through the reduction of a payment is included in the allowance for rebates, which reduces the accounts receivable on the Company's balance sheet. This allowance is calculated by adding (1) the amount of rebates claimed by the distributors through documentation but not yet reimbursed and (2) an estimate by the Company of the amount of future rebates due on any inventory that the distributors are holding at the end of each period.

     For several years, the Company utilized an historical moving average calculation (comparing rebates to sales to distributors) in order to estimate the amount of rebate expense that should be recorded against gross sales in each period. Based upon a review conducted in connection with the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, the Company concluded that the required allowance calculated as described in the previous paragraph was greater than previously calculated by means of the historical moving average calculation. As a result of this review of the rebate allowance, the Company recorded an additional allowance for rebates of $3,300,000 in the second quarter of fiscal 2003. The Company has continued to monitor the recorded allowance for rebates, as well as the payments made against this estimate, and believe that it is now providing a better estimate of the ultimate rebate that distributors are entitled to than the estimate arrived at through utilization of the historical moving average calculation.

Shipping and Handling

     Costs incurred for shipping and handling fees are included in selling, general and administrative expenses and amounted to $4,356,000, $4,375,000 and $4,110,000 for the years ended September 30, 2004, 2003 and 2002, respectively.

Goodwill and Other Intangibles

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

     The Company performs an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. The Company completed this annual impairment test during the three-month period ended March 31, 2004 and found no impairment.

     Goodwill consists of the following:

                                                             For the Year Ended
                                                                September 30,
                                                             ------------------
                                                                2004      2003
                                                              -------   -------
                                                               (In thousands)
Beginning balance: .......................................    $69,506   $69,516
Other ....................................................         --       (10)
                                                              -------   -------
Ending balance ...........................................    $69,506   $69,506
                                                              =======   =======

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

     The following table sets forth the computation of basic and diluted net income per share:

                                                               For the Year Ended September 30,
                                                               --------------------------------
                                                                   2004      2003      2002
                                                                 -------   -------   -------
                                                                    (In thousands, except
                                                                      per share amounts)
Income applicable to common shares:
   Income from continuing operations .......................     $22,168   $19,190   $26,500
   Loss from discontinued operations .......................        (115)   (4,968)   (1,455)
                                                                 -------   -------   -------
   Net income ..............................................     $22,053   $14,222   $25,045
                                                                 =======   =======   =======
Shares outstanding
   Basic weighted average common shares outstanding ........      12,793    12,905    12,896
   Dilutive effect of employee stock options ...............         114        80       140
                                                                 -------   -------   -------
   Diluted outstanding shares ..............................      12,907    12,985    13,036
                                                                 =======   =======   =======
Earnings (loss) per common share:
Basic
   Income per share from continuing operations .............     $  1.73   $  1.49   $  2.05
   Loss per share from discontinued operations .............     $ (0.01)  $ (0.39)  $ (0.11)
                                                                 -------   -------   -------
   Net earnings ............................................     $  1.72   $  1.10   $  1.94
                                                                 =======   =======   =======
Diluted
   Income per share from continuing operations .............     $  1.72   $  1.48   $  2.03
   Loss per share from discontinued operations .............     $ (0.01)  $ (0.38)  $ (0.11)
                                                                 -------   -------   -------
   Net earnings ............................................     $  1.71   $  1.10   $  1.92
                                                                 =======   =======   =======

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

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the years ended September 30, 2004, 2003 and 2002 would approximate the pro forma amounts indicated in the table below (dollars in thousands except per share amounts):

                                                            Year Ended September 30,
                                                          ---------------------------
                                                            2004      2003      2002
                                                          -------   -------   -------
Net income--as reported ...............................   $22,053   $14,222   $25,045
Less: stock based compensation (net of related tax
  benefit) ............................................   $ 1,215   $   595   $   365
Net income--pro forma .................................   $20,838   $13,627   $24,680
Basic net income per common share--as reported ........   $  1.72   $  1.10   $  1.94
Diluted net income per common share--as reported ......   $  1.71   $  1.10   $  1.92
Basic net income per common share--pro forma ..........   $  1.63   $  1.06   $  1.91
Diluted net income per common share--pro forma ........   $  1.62   $  1.05   $  1.89

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended September 30, 2004, 2003 and 2002, respectively: expected volatility of 46%, 50% and 50%, respectively, risk-free interest rate of 4.2%, 3.8%, and 5.2%, respectively, dividend yield rate of .6%, ..7%.and .5%, respectively, and expected lives of 5 years to 10 years.

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

Note 2--Acquisitions/Dispositions

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

Sleep Services of America, Inc./National Sleep Technologies, Inc.

     On January 1, 2002 National Sleep Services completed its merger with HSI Medical Services, Inc. ("HSI"), a subsidiary of the Johns Hopkins Health System Corporation, with the merged entity known as Sleep Services of America, Inc. ("SSA"). This transaction resulted in a 62% ownership of SSA by the Company, with an affiliate of Johns Hopkins Health System Corporation ("Hopkins") receiving a 29% equity interest in SSA and the other minority shareholders of NST receiving a 9% interest in SSA. In this transaction SSA issued 7,921,408 shares of its common stock with a fair value of approximately $4,753,000, along with warrants to purchase 326,791 shares of SSA's common stock in exchange for all of the outstanding common stock of HSI. The assets acquired, consisting principally of cash and property and equipment, amounted to approximately $1.7 million and liabilities assumed, consisting principally of accounts payable and accrued expenses, amounted to approximately $.4 million. The excess of the purchase price over the fair value of the net assets acquired, goodwill, in this transaction was approximately $3,561,000. Subsequently, the Company paid approximately $775,000 for the purchase of shares of some of the minority shareholders to increase its ownership to approximately 70% and reduce the minority ownership (exclusive of Hopkins) to 1%. The above acquisitions have been accounted for as purchases resulting in goodwill of approximately $12.8 million, which is not deductible for income tax purposes and which is included in the sleep segment. The goodwill was recognized in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."

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

     As part of the settlement of the earnout agreement with one of the minority shareholders, who was also the former chief executive officer of Breas, Breas acquired the former chief executive officer's ownership interest in SPRL Percussionaire. The purchase price for that interest is included in the $6.5 million payment. To complete the purchase of SPRL Percussionaire, additional payments, in the form of an earnout agreement, were to be made to the founder of SPRL Percussionaire, and the Company accrued an amount due of $1,015,000 in September 2002. In fiscal 2003 Breas entered into a settlement agreement with the founder of SPRL Percussionaire and terminated the obligation.

     The total purchase price for Breas was approximately $27 million. Total goodwill relating to the Breas transactions amounted to $19.9 million at September 30, 2002 and was recognized in accordance with SFAS No. 142.

     The Company has reflected the operations of Breas as a consolidated subsidiary effective June 1, 1999.

Stelex--The Validation Group, Inc.

     On March 28, 2002, the Company consummated the merger of Stelex Inc. ("Stelex") into the Company's wholly owned subsidiary, The Validation Group, Inc. ("TVG"). The surviving entity is known as Stelex-TVG, Inc. The purchase price for the acquisition of Stelex was approximately $13.7 million, including costs of the acquisition of approximately $400,000. The assets acquired, consisting principally of accounts receivable, amounted to $2.5 million and the liabilities assumed, as adjusted, amounted to approximately $1.9 million, consisting principally of amounts due to the former shareholders and deferred revenue. The excess of the purchase price over the fair value of the net assets acquired, goodwill, was approximately $13.1 million, which is deductible for income tax purposes and which is included in the pharmaceutical technology services segment. Goodwill was recognized in accordance with SFAS No. 142. The results of operations of Stelex have been included in the Company's results of operations since March 28, 2002.

     The following summary, pro forma, unaudited data of the Company reflects the acquisitions of Breas and National Sleep Technologies, SSA and Stelex as if they had occurred on October 1, 2001.

                                                             Proforma/Unaudited
                                                                 Fiscal 2002
                                                            --------------------
                                                            (In thousands except
                                                             per share amounts)
Net sales................................................         $181,461
Net income...............................................         $ 26,477
Basic net income per share...............................         $   2.05
Diluted net income per share.............................         $   2.03

     Such proforma data is not necessarily indicative of future results of operations.

Vital Pharma, Inc.--Discontinued Operations

     In September 2002, the Company adopted a formal plan to sell its Vital Pharma, Inc. subsidiary, and as a result, classified the Vital Pharma business as a discontinued operation. Vital Pharma, a fully integrated contract manufacturer that utilizes blow-fill-seal technology, represented a product line that was outside the Company's core business. The results of the discontinued operations have been reported separately as discontinued operations in the consolidated statement of income in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company lowered its investment in Vital Pharma to the amount it expected to recover in the sale and recorded a loss on disposal of $5,333,000 in fiscal 2003.

     On October 30, 2003, the Company sold its Vital Pharma subsidiary to Pro-Clinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note accrues interest at 8%, 10%, and 12% in the first, second and third year of the note, respectively. Interest is payable quarterly. If ProClinical had paid down the entire note in the first twelve months, (which it did not do), the note would have been reduced by $300,000. Should ProClinical pay down the entire note between the thirteenth and eighteenth month, the note will be reduced by $200,000. The note is secured by a first lien against all of the assets sold. No gain or further loss was recorded on the sale.

     The prior years' consolidated statements of income have been reclassified to reflect the discontinued operations. During the quarter ended June 30, 2001, the Company conducted a review by an outside appraiser to assess the carrying value of the Company's investments. A major consulting firm was engaged to assist the Company in an impairment analysis of Vital Pharma Inc., which had sustained significant operating losses. The Company recorded a special charge relating to Vital Pharma of approximately $18.2 million dollars. In the year ended September 30, 2002, the Company reclassified the special charge of $18.2 million to discontinued operations. Vital Pharma has become a defendant in 37 separate lawsuits in connection with its packaging of a certain product for Lifecore Biomedical, Inc. See Note 15, Contingent Liabilities, for additional details.

     Summarized selected financial information for the discontinued operations is as follows:

                                                For the Year Ended September 30,
                                                --------------------------------
                                                     2004     2003      2002
                                                    -----   -------   -------
                                                          (In thousands)
Revenue......................................       $  --   $ 3,383   $ 4,853
                                                    -----   -------   -------
Loss before income tax benefit...............        (178)   (7,643)   (2,176)
Income tax benefit...........................          63     2,675       721
                                                    -----   -------   -------
Loss from discontinued operations............       $(115)  $(4,968)  $(1,455)
                                                    =====   =======   =======

     The assets and liabilities attributable to discontinued operations are stated separately as of September 30, 2004 and 2003 on the consolidated balance sheet. The major asset and liability categories attributable to discontinued operations are as follows:

                                                                   September 30,
                                                                  --------------
                                                                   2004    2003
                                                                   ----   ------
                                                                  (In thousands)
Cash...........................................................     $--   $   --
Accounts receivable............................................      --      456
Inventories....................................................      --      752
Net property, plant and equipment..............................      --      892
Other assets...................................................      --        4
                                                                    ---   ------
Assets attributable to discontinued operations.................     $--   $2,104
                                                                    ===   ======
Accounts payable and other accrued liabilities.................      --      184
Other liabilities..............................................      --      319
                                                                    ---   ------
Liabilities attributable to discontinued operations............     $--   $  503
                                                                    ===   ======

     Cash flows of the discontinued operations consisted of the following for the years ended September 30, 2004, 2003 and 2002:

                                                             2004     2003      2002
                                                            -----   -------   -------
                                                                  (In thousands)
Loss from discontinued operations........................   $(397)  $(4,968)  $(1,455)
Change in value of operating assets and liabilities......     (38)     (383)      251
                                                            -----   -------   -------
Net cash (used in) provided by discontinued operations...   $(153)  $(1,946)  $(1,204)
                                                            =====   =======   =======

Note 3--Inventory

     Inventory consists of the following:

                                                                 September 30,
                                                               -----------------
                                                                 2004      2003
                                                               -------   -------
                                                                 (In thousands)
Raw materials...............................................   $10,563   $12,570
Finished goods..............................................     6,203     9,287
                                                               -------   -------
Inventory, net..............................................   $16,766   $21,857
                                                               =======   =======

     Reserves for obsolete and slow moving goods at September 30, 2004 and 2003 were $1,151,00 and $981,000, respectively. Provisions charged to expense were $732,000; $864,000 and $563,000 for fiscal 2004, 2003 and 2002, respectively.
Amounts written off against the reserve were $563,000, $321,000 and $303,000 for fiscal 2004, 2003 and 2002, respectively.

Note 4--Prepaid Expenses

     Prepaid expenses consist of the following:

                                                                September 30,
                                                               ---------------
                                                                2004     2003
                                                               ------   ------
                                                                (In thousands)
Prepaid taxes...............................................   $  147   $  102
Prepaid insurance...........................................    1,067    1,514
Other.......................................................    1,602    1,623
                                                               ------   ------
                                                               $2,816   $3,239
                                                               ======   ======

Note 5--Other Current Assets

     Other current assets consist of the following:

                                                                September 30,
                                                               ---------------
                                                                2004     2003
                                                               ------   ------
                                                                (In thousands)
Note and related party receivable...........................   $  181   $  911
Deferred tax asset (Note 17)................................      905    2,772
Other.......................................................      510      446
                                                               ------   ------
                                                               $1,596   $4,129
                                                               ======   ======

     Related party receivables at September 30, 2004 and 2003 consist primarily of unsecured promissory notes receivable dated November 30, 2001, from the CEO at Thomas Medical Products who was also a Director of the Company, in the amount of $154,000 and $637,000, respectively, bearing interest at 5.5% per annum and due and was repaid on November 30, 2004, with the related accrued interest paid annually. Mr. Thomas resigned from his position as CEO of Thomas Medical Products and on the Board of Directors on October 1, 2004.

Note 6--Property, Plant and Equipment

     Property, plant and equipment, at cost, consists of the following:

                                                      September 30,
                                                    -----------------      Estimated
                                                      2004      2003      Useful Life
                                                    -------   -------   --------------
                                                      (In thousands)
Land.............................................   $ 2,232   $ 2,232
Building and building improvements...............    19,136    17,909   30 to 40 years
Equipment and molds..............................    28,079    34,054    5 to 20 years
Fixtures and office equipment....................     4,914     1,775    5 to 15 years
Transportation equipment.........................        36        49          5 years
                                                    -------   -------
                                                     54,397    56,019
Less accumulated depreciation and amortization...    24,497    25,259
                                                    -------   -------
                                                    $29,900   $30,760
                                                    =======   =======

Note 7--Capitalized Software

     Capitalized software is included in other assets and consists of the following:

                                                                September 30,
                                                               ---------------
                                                                2003     2002
                                                               ------   ------
                                                               (In thousands)
Software development costs--Stelex Inc......................   $1,416   $  818
Software development costs--Breas SA........................    2,085      642
Accumulated amortization ...................................     (920)    (314)
                                                               ------   ------
                                                               $2,581   $1,146
                                                               ======   ======

     SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability of the product for general release to customers. In fiscal 2004 and fiscal 2003 the Company capitalized $2,041,000 and $924,000, respectively, of software development costs, which primarily included personnel and consulting costs. Amortization of capitalized software costs begins when the product is available for general release to customers. Amortization is the greater of the amount computed using (a) the ratio that current gross revenues for the related product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life (generally three years) and charged to cost of goods sold. For fiscal years 2004 and 2003, amortization was $606,000 and $314,000, respectively.

Note 8--Long-term Debt

     Long-term debt consisted of an Industrial Revenue Bond ("IRB") which was payable in varying installments with an interest rate of 8.625% per annum through December 2009. In accordance with the IRB agreement the Company prepaid its full obligation in December 2003.

The Company has available a line of credit of $20,000,000 at September 30, 2004. No amounts were outstanding under this line.

Note 9--Other Assets

     Other assets consist of the following:

                                                                                  September 30,
                                                                                 ---------------
                                                                                  2004     2003
                                                                                 ------   ------
                                                                                  (In thousands)
Deposits on equipment.........................................................   $  752   $  841
Capitalized Software (Note 7).................................................    2,581    1,146

Receivable from participants in Vital Signs Stock Investment Plan (Note 15)...      846    1,098
Prepaid royalties.............................................................      653      800
Equity interest...............................................................      497      400
Other.........................................................................      623      583
                                                                                 ------   ------
                                                                                 $5,952   $4,868
                                                                                 ======   ======

Note 10--Accrued Expenses

     Accrued expenses consist of the following:

                                                                September 30,
                                                               ---------------
                                                                2004     2003
                                                               ------   ------
                                                                (In thousands)
Interest....................................................   $   68   $  111
Payroll and vacations.......................................    3,538    2,436
Professional fees...........................................    1,026      979
Sales expenses..............................................      233      182
Other taxes payable.........................................      543      252
Other.......................................................    2,372    2,339
                                                               ------   ------
                                                               $7,780   $6,299
                                                               ======   ======

Note 11--Restructuring Expense

     The Company posted a $539,000 restructuring charge in the fourth quarter of fiscal 2004 consisting of $172,000 for the closing of our California plant, $111,000 for a reduction in force at our Totowa, NJ location and $256,000 for the closing of the Breas sales office in Belgium.

Note 12--Other Expense (Income)--Net

     Other operating expense (income)--net consists of the following:

                                                             For the Year Ended
                                                                September 30,
                                                             ------------------
                                                             2004   2003   2002
                                                             ----   ----   ----
                                                               (In thousands)
Charitable contributions of inventory.....................   $223   $226   $347
Costs of discontinued public offering.....................     --    322     --
Acquisition costs.........................................    197     --     --
Other.....................................................    192    169    (42)
                                                             ----   ----   ----
                                                             $612   $717   $305
                                                             ====   ====   ====

Note 13--Impairment and Other Charges (Credits)

China

     During the second quarter of fiscal 2003, the Company concluded that it would be unable to collect its remaining receivable under normal terms from its China distributor, and provided a reserve against the receivable balance of $553,000. In May 2003, the Company retained counsel in China to commence certain legal actions against its distributor in China to collect its receivable. In September 2003, the Company received $420,000 in cash from this distributor. Accordingly in the fourth quarter of fiscal 2003, the Company recorded the $420,000 payment as income, which reduced the net impairment charge to $133,000 during the year ended September 30, 2003.

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

Note 14--Commitments

Leases

     The Company has entered into noncancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,659,000, $2,179,000 and $1,980,000 has been charged to operations for the years ended September 30, 2004, 2003, and 2002, respectively. The Company's commitment under such leases is as follows:

                   Year Ending September 30,                      (In thousands)
                   -------------------------                      --------------
2005...........................................................        1,214
2006...........................................................        1,102
2007...........................................................          841
2008...........................................................          301
2009...........................................................          198
2010 and thereafter............................................          130
                                                                      ------
                                                                      $3,787
                                                                      ======

Employment Agreements

     The Company has entered into employment agreements, aggregating $1,926,000, which expire at various dates through September 2005.

Note 15--Contingent Liabilities

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

     On December 8, 1999, a complaint was filed against the Company on behalf of the former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with the Company's purchase of Vital Pharma in December 1995. In August 2000, the court ordered the plaintiffs to submit their claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. The presentation of testimony of both the plaintiff's direct case and the defendant's case is essentially completed. There may be additional testimony presented should the arbitrator permit plaintiffs to present a rebuttal. The arbitrator has not set a schedule for post-arbitration briefs or other submissions. It is likely that a decision may be rendered by the arbitrator during the second quarter of fiscal 2005. Plaintiffs have claimed damages in the pre-interest amount of approximately $8.0 million. The Company has recorded a reserve in an amount not exceeding plaintiffs' claim.

     A first amended complaint was filed against the Company's Vital Pharma subsidiary on September 8, 2003 in the U.S. District Court for the Northern District of California related to the packaging services it provides to Lifecore Biomedical, Inc. ("Lifecore") for a product designed to prevent adhesions in certain surgical procedures sold under the brand name "Intergel" by Ethicon, Inc. (a subsidiary of Johnson and Johnson). The complaint also names Lifecore and Ethicon, Inc. as defendants. On January 28, 2004 this same plaintiff filed a similar action in California state court. On October 21, 2004 plaintiff voluntarily dismissed the state court action without prejudice.

     Following the service of the complaints described in the preceding paragraph, Vital Pharma became a defendant in 37 matters filed in state court in Florida related to the Intergel product. Vital Pharma has been served with complaints in most of these filed actions, but has not yet been served in all of them. Additional claims may be filed. Each of the complaints assert multiple theories of negligence and product liability claims against the defendants for injuries allegedly sustained through the use of Intergel during surgery.

     Lifecore was the manufacturer of the product, which had been approved by the FDA for reducing post-surgical adhesions. Vital Pharma packaged the product for Lifecore pursuant to a written agreement. The agreement contained mutual indemnification provisions, pursuant to which Lifecore and Vital Pharma agreed to indemnify each other in the event either had breached their contractual obligations.

     Vital Pharma has notified Lifecore of Lifecore's obligations to defend and indemnify Vital Pharma for these claims. The Company's insurance carrier has been funding the defense of each of the pending actions. The Company believes that it has meritorious defenses to these actions. Additionally, except for the Company's responsibility for payment of the insured retention amounts under its product liability policy, the Company believes that the coverage under the primary and umbrella insurance policies, supplemented by Lifecore's indemnification obligation, provide for adequate coverage for the claims. Also, in light of the early stages of the proceedings the Company cannot quantify the exposure, if any, to us. In light of the foregoing factors the Company has not established a reserve for these matters.

     The Company is also involved in other legal proceedings arising in the ordinary course of business. The Company cannot predict the outcome of its legal proceedings with certainty. However, based upon our review of pending legal proceedings, the Company does not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Note 16--Stockholders' Equity

Preferred Stock

     The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2004 or 2003.

Stock Options

     Transactions relating to stock options are as follows:

                                                                Weighted Average
                                             Number of Shares    Price Per Share
                                             ----------------   ----------------
Balance September 30, 2001: ..............       456,257             $22.23
   Granted ...............................        94,494             $34.49
   Exercised .............................       (59,519)            $19.80
   Expired/canceled ......................       (31,898)            $29.39
                                                --------             ------
Balance September 30, 2002: ..............       459,334             $24.57
   Granted ...............................       288,786             $28.56
   Exercised .............................       (37,328)            $19.95
   Expired/canceled ......................       (72,933)            $33.24
                                                --------             ------
Balance September 30, 2003: ..............       637,859             $25.65
   Granted ...............................       101,898             $30.02

   Exercised .............................       (74,560)            $22.85
   Expired/canceled ......................      (110,668)            $30.86
                                                --------             ------
Balance September 30, 2004: ..............       554,529             $25.79
                                                ========             ======

     The weighted average fair value per share calculated using the Black-Scholes method for options granted during the years ended September 30, 2004, 2003, and 2002 amounted to $18.70, $17.52, and $21.42, respectively.

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

     In fiscal 2002, the Company's Board of Directors and stockholders approved the adoption of the 2002 Stock Incentive Plan, which provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Although the Vital Signs option plans allow for the grants of stock options to consultants, to date none have been granted to consultants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a 5 year period commencing on the first anniversary of the grant with respect to options granted under the 2002 Stock Incentive Plan and over 2 years with respect to the Company's options granted as part of its investment plan and to directors. The 2002 Stock Incentive Plan expires on May 31, 2012. As of September 30, 2004, 335,578 shares had been granted under this plan.

     In addition to options granted pursuant to Company benefit plans, the Company, in fiscal 2004 and 2003 has granted (net of lapsed shares) 55,400 and 83,950, respectively, stock options to employees independent of any such plans. As such, these options represent contractual commitments by the Company to the individual involved.

     In connection with the plans described above and other plans which are no longer in force, options covering 1,694,715 shares (excluding lapsed shares) have been granted through September 30, 2004.

     The following table summarizes information about fixed stock options outstanding at September 30, 2004:

                                Options Outstanding                  Options Exercisable
                     -----------------------------------------   --------------------------
                                        Weighted-
                         Number          Average     Weighted-       Number       Weighted-
                     Outstanding at     Remaining     Average    Exercisable at    Average
     Range of         September 30,    Contractual    Exercise    September 30,    Exercise
  Exercise Prices         2004        Life (Years)     Price          2004          Price
------------------   --------------   ------------   ---------   --------------   ---------
1. $ 14.00                4,000            0.6         $14.00          4,000        $14.00
2. $ 17.25--$19.25       52,806            3.4          18.01         52,806         18.01
3. $ 20.00--$24.50      163,688            2.8          21.82        163,688         21.82
4. $ 25.52--$27.80      148,548            8.6          26.95         48,188         26.37
5. $ 28.90--$32.63      172,261            8.5          30.39         65,727         30.40
6. $ 34.94--$41.20       13,226            7.2          36.83         13,226         36.83
                        -------            ---         ------        -------        ------
   Total:               554,529            6.3         $25.79        347,635        $23.97
                        =======            ===         ======        =======        ======

Note 17--Income Taxes

     The provision for income taxes consists of the following components:

                                                                    For the Year Ended
                                                                       September 30,
                                                               ---------------------------
                                                                 2004      2003      2002
                                                               -------   -------   -------
                                                                      (In thousands)
Current:
   Federal..................................................   $ 8,510   $ 7,806   $ 9,872
   State....................................................     1,091     1,327       720
   Foreign..................................................       369       813       519
Deferred:
   Federal..................................................     2,508       112     1,313
   State....................................................        83        69        80
                                                               -------   -------   -------
                                                               $12,561   $10,127   $12,504
                                                               -------   -------   -------
Federal tax benefit from discontinued operations (Note 2)...   $   (63)  $(2,675)  $  (721)
                                                               -------   -------   -------
Income tax-expense from continuing operations...............   $12,498   $12,802   $13,225
                                                               =======   =======   =======

     The breakdown of U.S. and Foreign income from continuing operations before income taxes for the year ended September 30 was as follows:

                                                       2004      2003      2002
                                                     -------   -------   -------
                                                            (In thousands)
United States.....................................   $34,182   $29,904   $38,303
Foreign...........................................       931     2,336     1,663
                                                     -------   -------   -------
   Total income from continuing operations........   $35,113   $32,240   $39,966
                                                     =======   =======   =======

     The tax effect of temporary differences that give rise to the net short-term deferred tax assets are presented below:

                                                                   September 30,
                                                                  --------------
                                                                  2004    2003
                                                                  ----   ------
                                                                  (In thousands)
Undistributed DISC earnings....................................   $(54)  $  (88)
Net operating loss carryforward from acquisition...............    699      699
Deferred loss on disposal of discontinued operations...........     --    1,750
Other..........................................................    260      252
                                                                  ----   ------
                                                                  $905   $2,772
                                                                  ====   ======

     The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

                                                                 September 30,
                                                                ---------------
                                                                 2004     2003
                                                                ------   ------
                                                                 (In thousands)
Net operating loss carryforward from acquisition (Note 2)....   $1,310   $2,009
Accelerated depreciation.....................................     (744)    (518)
Stelex goodwill..............................................     (634)    (310)
Loss on sales of discontinued operation (Vital Pharma).......      700       --
State net operating loss carryforward........................      878      878
Undistributed DISC earnings..................................       --      (54)

Other........................................................     (152)      76
                                                                ------   ------
                                                                $1,358   $2,081
                                                                ======   ======
Less: Valuation allowance....................................     (562)    (562)
                                                                ------   ------
                                                                $  796   $1,519
                                                                ======   ======

     At September 30, 2004, the Company has federal net operating loss carryforwards of approximately $6,047,000 to offset future taxable income. These net operating loss carryforwards expire from 2007 through 2010. The annual amount available to offset consolidated taxable income is limited to approximately $1,887,000 under Section 382 of the Internal Revenue Code. In addition, at September 30, 2004, the Company has available approximately $22,088,000 of New Jersey net operating loss carryforwards to offset future state taxable income. The New Jersey operating loss carryforwards, as extended, expire from 2007 through 2010. Utilization of these net operating losses has been suspended for deduction carryover for privilege periods beginning during calendar years 2002 and 2003, but this suspension extends the seven-year carryforward period by two years. The Company has established a partial valuation allowance against the New Jersey Net Operating loss carryforwards, based upon management's estimate of future taxable earnings available to offset the net operating loss.

     The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

                                                                           For the Year Ended
                                                                              September 30,
                                                                           ------------------
                                                                           2004   2003   2002
                                                                           ----   ----   ----
Statutory federal income tax rate.......................................   35.0%  35.0%  35.0%
State income taxes net of federal tax benefit...........................    2.1    2.8    1.2
Product contributions...................................................     --     --   (0.1)
Tax exempt interest.....................................................   (0.6)    --     --
Benefit from foreign sales corporation and extraterritorial exclusion...   (0.9)  (1.6)  (1.1)
Income tax audit adjustment.............................................     --    3.4     --
Litigation reserve reversal.............................................     --     --   (2.1)
Other...................................................................     --    0.1    0.2
                                                                           ----   ----   ----
   Effective income tax rate............................................   35.6%  39.7%  33.1%
                                                                           ====   ====   ====

Income taxes payable consist of the following:

                                                                  September 30,
                                                                 ---------------
                                                                  2004     2003
                                                                 ------   ------
                                                                  (In thousands)
Federal income taxes payable..................................   $2,389   $2,538
State income taxes payable ...................................      422      236
Foreign income taxes payable .................................      338      618
                                                                 ------   ------
                                                                 $3,149   $3,392
                                                                 ======   ======

     For the years ended September 30, 2004, 2003 and 2002, the Company recognized for income tax purposes a tax benefit of $260,000, $298,000 and $2,172,000, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in each year.

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

Note 18--Allowance for Rebates and Doubtful Accounts

     Information relating to the allowance for rebates and doubtful accounts is as follows:

                                                                         Balance
                                                                          at end
                                Beginning                                   of
                                 Balance    Charges(A)   Deductions(B)    Period
                                ---------   ----------   -------------   -------
2002
   Rebates...................     $5,401     $36,912        $38,290       $4,023
   Doubtful accounts.........        436         470            268          638
                                  ------     -------        -------       ------
                                  $5,837     $37,382        $38,558       $4,661
                                  ======     =======        =======       ======
2003
   Rebates...................     $4,023     $44,439        $42,306       $6,156
   Doubtful accounts.........        638         523            242          919
                                  ------     -------        -------       ------
                                  $4,661     $44,962        $42,548       $7,075
                                  ======     =======        =======       ======
2004
   Rebates...................     $6,156     $47,809        $45,803       $8,162
   Doubtful accounts.........        919        (232)           124          563
                                  ------     -------        -------       ------
                                  $7,075     $47,577        $45,927       $8,725
                                  ======     =======        =======       ======

(A) Charges represent estimated rebates deducted from gross revenues and estimated provision for doubtful accounts.

(B) Deductions represent actual rebates credited to the wholesaler and the write-off of uncollectible accounts.

     See Note 1 to the Consolidated Financial Statements for a further description of rebates.

Note 19--Significant Customers

     A portion of the Company's hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2004, 2003 and 2002, respectively, 25%, 24%, and 26% of the Company's net revenue were made in this distribution channel. In each fiscal year 2004, 2003 and 2002, one of the larger national distributors represented approximately 11%, 10%, and 12%, respectively, of net revenue. The same customer represented approximately 8% of outstanding accounts receivable at September 30, 2004 and 2003, respectively.

Note 20--Segment Information

     Vital Signs, Inc. sells single-patient use medical products to the anesthesia, respiratory, critical care, sleep therapy and emergency markets. The Company provides pharmaceutical technology services, principally to the pharmaceutical companies and also, from time to time, to medical device, diagnostic and biotechnology companies. The Company has aggregated its business units into four reportable segments: anesthesia, respiratory/critical care, sleep and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales and administration support; therefore the operating expenses, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the four business segments. Summarized financial information concerning the Company's reportable segments is shown in the following table.

                                             Respiratory/             Pharmaceutical
                                               Critical                 Technology
                                Anesthesia       Care        Sleep       Services       Other    Consolidated
                                ----------   ------------   -------   --------------   -------   ------------
2004
   Net sales.................    $ 82,791      $42,079      $44,053      $15,068       $    --     $183,991
   Gross profit .............      45,026       21,801       19,974        5,816            --       92,617
   Gross profit percentage...        54.4%        51.8%        45.3%        38.6%           --         50.3%
   Operating profit..........      21,783        9,618        1,689        1,225            --       34,315
   Total assets..............     119,233       60,703       36,629       19,111            --      235,676

   Capital expenditures......       1,022          950        1,879          647            --        5,345
2003
   Net sales.................    $ 75,949      $45,829      $45,580      $18,105       $(3,300)    $182,163
   Gross profit..............      40,880       24,866       19,921        8,188        (3,300)      90,555
   Gross profit percentage...        53.8%        54.3%        43.7%        45.2%           --         49.7%
   Operating profit..........      19,416       11,023        2,874        2,483        (3,300)      32,496
   Total assets..............     105,221       63,493       35,387       18,977            --      223,078
   Capital expenditures......       1,580        2,230          260          592            --        4,662
2002
   Net sales.................    $ 71,823      $46,753      $39,628      $14,175       $ 1,639     $174,018
   Gross profit..............      37,129       26,107       17,660        4,880         1,439       87,215
   Gross profit percentage...        51.7%        55.8%        44.6%        34.4%           --         50.1%
   Operating profit..........      20,940       14,243          887        1,998         1,439       39,507
   Total assets..............     103,545       65,899       28,117        7,516            --      205,077
   Capital expenditures......         761          484        1,831          166            --        3,242

     The following table presents revenues by geographic area:

                                                    2004       2003       2002
                                                  --------   --------   --------
United States..................................   $137,404   $136,843   $135,740
Europe.........................................     35,258     35,101     29,232
Asia...........................................      3,619      4,864      5,113
Other..........................................      7,710      5,355      3,933
                                                  --------   --------   --------
                                                  $183,991   $182,163   $174,018
                                                  ========   ========   ========

     Included in the Company's consolidated balance sheet are assets relating to its foreign operations, which are primarily in Europe, and which total approximately $28,260,000 and $27,665,000 at September 30, 2004 and 2003,
respectively.

Note 21--Related Party

     One of the Company's subsidiaries, Thomas Medical Products, provides product development and manufacturing services to X-Site Medical, LLC ("X-Site"), a company engaged in the development of arterial closure devices. Through May 23, 2004 two of the shareholders of X-Site were also shareholders and officers of the Company and two additional shareholders of X-Site were independent members of the Company's Board of Directors. Thomas Medical Products sales to X-Site were approximately $67,000 $363,000 and $375,000 during the fiscal years ended September 30, 2004, 2003 and 2002, respectively, for these services. Amounts due from X-Site are included in accounts receivable on the Company's consolidated balance sheet and amounted to approximately $0 and $199,000 at September 30, 2004 and 2003, respectively. X-Site was sold on May 24, 2004 to Datascope Corp., who is also a customer of Thomas Medical Products.

Note 22--Employee Benefit Plans:

     The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 80% of their pretax base pay up to the dollar limits set by law, $12,000 for each employee under 50 years of age, or $16,000 for each employee who is over 50 years of age in calendar year 2004 The Company matches 25% of the first 6% of salary contributed by participants.
Participants vest immediately for their own contributions and for the Company's contributions. Company contributions were approximately $350,000, $388,000, and $295,000, for the years ended September 30, 2004, 2003 and 2002, respectively.

Note 23--Quarterly Financial Data (unaudited)

     The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2004 and 2003:

Fiscal Year Ended September 30, 2004

                        Income from Continuing Operations              Net Income (Loss)
                 ----------------------------------------------   -------------------------
                   Total     Gross              Basic   Diluted     Net     Basic   Diluted
                  Revenue    Profit    Income    EPS      EPS      Income    EPS      EPS
                 --------   -------   -------   -----   -------   -------   -----   -------
1st Quarter...   $ 43,848   $22,014   $ 5,224   $0.40    $0.40    $ 5,070   $0.39    $0.39
2nd Quarter...     46,637    23,238     5,414    0.42     0.42      5,397    0.42     0.42
3rd Quarter...     45,671    23,864     6,029    0.47     0.47      6,098    0.48     0.48
4th Quarter...     47,835    23,501     5,501    0.44     0.43      5,488    0.43     0.42
                 --------   -------   -------   -----    -----    -------   -----    -----
                 $183,991   $92,617   $22,168   $1.73    $1.72    $22,053   $1.72    $1.71
                 ========   =======   =======   =====    =====    =======   =====    =====

Fiscal Year Ended September 30, 2003

                        Income from Continuing Operations              Net Income (Loss)
                 ----------------------------------------------   --------------------------
                   Total     Gross              Basic   Diluted     Net      Basic   Diluted
                  Revenue    Profit    Income    EPS      EPS      Income     EPS      EPS
                 --------   -------   -------   -----   -------   -------   ------   -------
1st Quarter...   $ 44,757   $23,215   $ 6,562   $0.51    $0.51    $ 6,205   $ 0.48    $ 0.48
2nd Quarter...     42,064    19,714     1,333    0.10     0.10     (1,222)   (0.09)    (0.09)
3rd Quarter...     48,171    23,783     5,378    0.42     0.41      3,788     0.30      0.29
4th Quarter...     47,171    23,843     5,917    0.46     0.46      5,451     0.42      0.42
                 --------   -------   -------   -----    -----    -------   ------    ------
                 $182,163   $90,555   $19,190   $1.49    $1.48    $14,222   $ 1.10    $ 1.10
                 ========   =======   =======   =====    =====    =======   ======    ======

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

Item 9B. Other Information

Not applicable

                                    PART III

Item 10. Directors of the Registrant

     The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the Company's most recently completed fiscal year, the Company will provide such information by means of an amendment to this Annual Report on Form 10K.

Item 11. Executive Compensation

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the Company's most recently completed fiscal year, the Company will provide such information by means of an amendment to this Annual Report on Form 10K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the Company's most recently completed fiscal year, the Company will provide such information by means of an amendment to this Annual Report on Form 10K.

Item 13. Certain Relationships and Related Transactions

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the Company's most recently completed fiscal year, the Company will provide such information by means of an amendment to this Annual Report on Form 10K.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference herein information to be set forth in its definitive proxy statement for its 2005 annual meeting of stockholders that is responsive to the information required with respect to this Item. If such proxy statement is not mailed to stockholders and filed with the Securities and Exchange Commission within 120 days after the end of the Company's most recently completed fiscal year, the Company will provide such information by means of an amendment to this Annual Report on Form 10K.

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

   4.3    -- Letter of Credit and Reimbursement Agreement, dated August 27,
             1993, between the Company and Chemical Bank New Jersey N.A. is incorporated by reference to Exhibit 4.3 to the Company's Annual
             Report on Form 10-K for the year ended September 30, 1993

  10.1    -- 1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
             10-K for the year ended September 30, 1997

  10.2    -- 1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form
             10-K for the year ended September 30, 1999.

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

                                                  (table continued on next page)

(table continued from previous page)

Exhibit                                   Description
-------                                   -----------
  10.8    -- Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             September 30, 2003

  10.9    -- Vital Signs 2003 Stock Investment Plan, is incorporated by reference to the Company's proxy statement filed with the SEC on September 2, 2003.

 10.10    -- Employment agreement with Alex Chanin

  14.1    -- Code of Ethics is incorporated by reference to the Company's Annual
             Report on Form 10-K for the year ended September 30, 2003.

  21.1    -- Subsidiaries of the Registrant.

  23.1    -- Consent of Goldstein Golub Kessler LLP.

  24.1    -- Power of Attorney.

  31.1    -- Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2    -- Certification of the Interim Chief Financial Officer under Section
             302 of the Sarbanes-Oxley Act of 2002.

  32.1    -- Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  32.2    -- Certification of the Interim Chief Financial Officer Pursuant to 18
             U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  99.1    -- Risk Factors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of December, 2004.

                                                  VITAL SIGNS, INC.


                                             By:       /s/ RICHARD FEIGEL
                                                 -------------------------------
                                                          Richard Feigel
                                                 Interim Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                  Title                               Date
           ---------                                  -----                               ----


     /s/ TERENCE D. WALL*        President, Chief Executive Officer and Director   December 14, 2004
------------------------------
       (Terence D. Wall)


     /s/ DAVID J. BERSHAD*       Director                                          December 14, 2004
------------------------------
      (David J. Bershad)


     /s/ HOWARD DONNELLY*        Director                                          December 14, 2004
------------------------------
       (Howard Donnelly)


     /s/ DAVID MACCALLUM*        Director                                          December 14, 2004
------------------------------
       (David MacCallum)


    /s/ RICHARD L. ROBBINS*      Director                                          December 14, 2004
------------------------------
     (Richard L. Robbins)


    /s/ GEORGE A. SCHAPIRO*      Director                                          December 14, 2004
------------------------------
     (George A. Schapiro)


       /s/ BARRY WICKER*         Executive Vice President,                         December 14, 2004
------------------------------      International Sales and Director
        (Barry Wicker)


      /s/ RICHARD FEIGEL*        Interim Chief Financial and Accounting Officer    December 14, 2004
------------------------------
       (Richard Feigel)


*By: /s/ RICHARD FEIGEL
     -------------------------
        Richard Feigel
       Attorney-in-Fact

                                INDEX TO EXHIBITS

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

   4.3    -- Letter of Credit and Reimbursement Agreement, dated August 27,
             1993, between the Company and Chemical Bank New Jersey N.A. is incorporated by reference to Exhibit 4.3 to the Company's Annual
             Report on Form 10-K for the year ended September 30, 1993

  10.1    -- 1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
             10-K for the year ended September 30, 1997

  10.2    -- 1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form
             10-K for the year ended September 30, 1999.

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

                                                  (table continued on next page)

(table continued from previous page)

Exhibit                                   Description
-------                                   -----------
  10.8    -- Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
             September 30, 2003

  10.9    -- Vital Signs 2003 Stock Investment Plan, is incorporated by reference to the Company's proxy statement filed with the SEC on September 2, 2003.

 10.10    -- Employment agreement with Alex Chanin

  14.1    -- Code of Ethics is incorporated by reference to the Company's Annual
             Report on Form 10-K for the year ended September 30, 2003.

  21.1    -- Subsidiaries of the Registrant.

  23.1    -- Consent of Goldstein Golub Kessler LLP.

  24.1    -- Power of Attorney.

  31.1    -- Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2    -- Certification of the Interim Chief Financial Officer under Section
             302 of the Sarbanes-Oxley Act of 2002.

  32.1    -- Certification of the Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  32.2    -- Certification of the Interim Chief Financial Officer Pursuant to 18
             U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

  99.1    -- Risk Factors.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'