Form 10-K/A
period 2004-09-30
VITAL SIGNS INC
filed 2005-01-28
CIK 865846

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K/A

                                (Amendment No. 1)

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

       Aggregate market value of voting stock held by non-affiliates as of December 31, 2004 was approximately $222,764,964.

       Number of shares of Common Stock outstanding as of December 31, 2004:
12,630,974.


================================================================================

                                VITAL SIGNS, INC.
                                TABLE OF CONTENTS

                                                                                            Page
                                                                                            ----
                                           PART III

Item 10      Directors of the Registrant..............................................         2
Item 11      Executive Compensation ..................................................         3
Item 12      Security Ownership of Certain Beneficial Owners and Management...........         5
Item 13      Certain Relationships and Related Transactions ..........................         6
Item 14      Principal Accounting Fees and Services ..................................         6

                                           PART IV

Item 15      Exhibits, Financial Statement Schedules and Reports on Form 8-K..........        10


                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of Vital Signs, Inc. (the "Company") filed on December 14, 2004 with the Securities & Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended September 30, 2004 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, the Company is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the December 14, 2004 filing of the Company's Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.


                                    PART III

Item 10. Directors of the Registrant

       The following table presents certain information regarding the directors of the Company:

                                     Director
         Name and Age (A)              Since                  Business Experience (B)
         ----------------              -----                  -----------------------

Terry D. Wall, 63..................     1972   President and Chief Executive Officer of the Company.

David J. Bershad, 63...............     1991   Member of the law firm of Milberg Weiss Bershad & Schulman (formerly known as Milberg Weiss Bershad  Hynes & Lerach LLP).

Howard W. Donnelly, 43.............     2002   President/Chief  Executive Officer of Alphaport, Inc. (a hemodialysis device manufacturer) (October 2002 to present); President of
                                                  Level 1, Inc., a medical device manufacturer and a wholly-owned subsidiary of Smith Industries (March, 1999 to April, 2002);
                                                  Vice President of Business Planning and Development, Pfizer
                                                  (a pharmaceutical company) (1997 to 1999).

David H. MacCallum, 66.............     2002   Managing Partner of Outer Islands Capital (April 2002 to present)
                                                  (investment banking firm); Global Head of Health Care Investment
                                                  Banking for Salomon Smith Barney (1999 to November 2001) (investment banking firm); Global Head of Health Care Investment Banking,
                                                  Union Bank of Switzerland (1994 to 1999) (investment M banking firm).

Richard L. Robbins, 64.............     2003   Senior Vice President, Financial Reporting of Footstar, Inc. (nationwide retailer of footwear) Partner, Robbins Consulting LLP (financial, strategic and management consulting firm) (July 2002 to October 2003);
                                                  Partner of Arthur Andersen LLC (1978 to 2002).

George A. Schapiro, 58.............     2003   General Management Consultant (1991 to present); President/Chief Executive
                                                  Officer of Andros Incorporated (an original equipment manufacturer of gas analysis subsystems for medical and G industrial instrumentation)
                                                  (1976 to 1991).

Joseph J. Thomas, 68...............     1992   President of Thomas Medical Products, Inc. (a subsidiary of the Company)
                                                  ("TMP") (1990 to present). Mr. Thomas resigned as a Director of the
                                                  Company on October 1, 2004.

Barry Wicker, 64...................     1985   Executive Vice President--Sales of the Company (1985 to present).

--------------
(A)    Ages are presented as of September 30, 2004.

(B) In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years. Messrs. Wall and Bershad have invested together (and previously served together as Board members) in Bionx Implants, Inc. and have invested together in OmniSonics Medical Technologies, Inc. (formerly Sonokinetics, Inc.). Mr. Wall and Mr. Donnelly are also Board members of OmniSonics Medical Technologies, Inc. Messrs. Wall, MacCallum, Bershad and Thomas are investors and serve on the Board of X-Site Medical, LLC. (See "Certain Relationships and Related Transaction"). Omnisonics Medical Technologies, Inc. and X-Site Medical, LLC are private companies. X-Site Medical, LLC was sold to Datascope on May 24, 2004.

Arrangements with Directors

         Joseph Thomas became a director of the Company upon the Company's acquisition of TMP on September 30, 1992. Mr. Thomas continued to be employed by the Company as the President of TMP until his resignation on October 1, 2004. For further information concerning Mr. Thomas' employment agreement and for information concerning loans made by the Company to Mr. Thomas and his wife, see footnote (D) to the Summary Compensation Table contained in this report.

         The Company's 2002 Stock Incentive Plan provides that each non-employee director will automatically receive options covering 4,000 shares of Common Stock (with an exercise price equal to fair market value on the date of grant) on an annual basis and is entitled to receive additional options at the discretion of the committee administering the 2002 Stock Incentive Plan. One half of the automatic option grants made to non-employee directors under the 2002 Stock Incentive Plan vest immediately at the time of grant. Half of the balance may be exercised commencing one year after the date of grant and the remainder may be exercised commencing two years after the date of grant. During fiscal 2004, Mr. MacCallum was granted options to purchase 11,000 shares at $32.63 per share, Mr. Robbins was granted options to purchase 8,000 shares at $32.63, Mr. Schapiro was granted options to purchase 7,500 shares at $32.63, Mr. Donnelly was granted options to purchase 14,000 shares at $32.63 and Mr. Bershad was granted options to purchase 5,000 shares at $32.63. Directors of the Company presently do not receive any cash fees for serving in such capacity.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended September 30, 2004, except that Richard L. Robbins and Howard W. Donnelly (each of whom is a director of the Company) filed their initial reports of beneficial ownership late, Mr. Donnelly reported late an option grant that occurred on May 29, 2003, David MacCallum (a director of the Company) reported late an option grant that occurred on May 29, 2003, David J. Bershad (a director of the Company) reported late option grants that occurred on May 6, 1999, December 27, 2002 and August 29, 2003, and C. Barry Wicker (a director and officer of the Company) reported late option grants that occurred on February 2, 2000 and August 31, 2001 and filed late amendments to correct erroneous reporting of a sale on November 17, 2003 and a miscalculation of direct ownership of shares on February 27, 2004. All of these late filings were inadvertent, and the filings were made promptly after the failures to file were noted.

Audit Committee Composition and Financial Expert

       The Company has a separately designated standing Audit Committee, which presently consists of Messrs. Robbins, Donnelly, and Schapiro. The Company's Board of Directors has determined that Richard L. Robbins, the Chairman of the Company's Audit Committee is an "audit committee financial expert" (as defined by Item 401(h) of the SEC's Regulation S-K and that Mr. Robbins is an "independent" (as that term is defined in Item 7(d) (3)(iv) of the SEC's
Schedule 14A) director.

Code of Ethics

       The Company has adopted a code of ethics which applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code of ethics is incorporated by reference as Exhibit 14.1 to this Annual Report on Form 10-K. The Company has also adopted a code of ethics which applies to general employees. Copies of both codes of ethics have been posted on the Company's Website, which may be accessed on the Internet at www.vital-signs.com. Once at this Website, you may review each code of ethics by clicking on "Code of Ethics" found on the home page.

Item 11. Executive Compensation

       The following table sets forth, for the fiscal years ended September 30, 2004, 2003 and 2002, the annual and long-term compensation of the Company's Chief Executive Officer and the other individuals who served as executive officers of the Company at the end of fiscal 2004 and received greater than $100,000 in salary and bonus during fiscal 2004 (the "Named Officers"):


                           SUMMARY COMPENSATION TABLE


                                                                                    Long-Term
                                                 Annual Compensation               Compensation
                                      -------------------------------------------     Common
                                                                        Other         Shares
                                                                        Annual        Subject
                                                                     Compensation   to Options     All Other
    Name and Principal Position         Year    Salary     Bonus(A)      (B)         Granted(#)  Compensation(C)
    ---------------------------         ----    ------     --------  ------------   -----------  ---------------
Terry D. Wall.......................    2004  $ 233,077   $  11,138    $  6,450          --          $4,721
     President and Chief Executive      2003    225,000      10,735       6,000          --          $4,279
     Officer                            2002    225,000      46,735       6,000          --           3,443
Barry Wicker........................    2004    151,976       5,241       6,450          --           3,626
     Executive Vice President,          2003    151,250       7,331       6,000          --           4,398
     Sales                              2002    151,250      31,530       6,000          --           2,882
Joseph J. Thomas (D)................    2004    168,730     226,830      16,916          --           4,625
     President, Thomas Medical          2003    168,451     484,355      17,592          --           3,417
     Products                           2002    162,240     257,690      17,541          --           2,575
Richard Gordon......................    2004    150,149       6,967       6,450          --           1,262
     Executive Vice President,          2003    144,000       6,996       6,000       25,000            299
     Global Planning                    2002    144,000      30,482       6,000          --           1,512
Alex Chanin.........................    2004    152,885        --         9,000       10,000          3,696
     Chief Information Officer          2003    130,000      65,000       6,000          --           1,606
                                        2002     62,500        --           --           --             --

 (A) Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid. Bonuses earned in fiscal 2004 were awarded under the Company's Well-Pay Policy and in conjunction with the Company's performance incentive program. The Well-Pay Policy covers all Company personnel working in the Company's headquarters in Totowa, New Jersey and in certain of the Company's subsidiaries. Under the Policy, an additional day's pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $400 are earned by employees having perfect attendance for one or more consecutive years.

(B)    Comprised entirely of monthly car allowances.

(C) "Compensation" reported under this column for the year ended September 30, 2004 includes: (i) contributions of $3,100, $2,353, $3,727, $0 and
       $2,432, respectively, for Messrs. Wall, Wicker, Thomas, Gordon and Chanin, respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under "Salary") made by each Named Officer to that Plan and (ii) premiums of $1,621, $1,273, $898, $1,262 and $1,262 respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Wicker, Thomas, Gordon and Chanin, respectively.

(D) Effective October 1, 2001, Mr. Thomas and TMP entered into a three year employment agreement, pursuant to which Mr. Thomas was paid a base salary of $168,451 in fiscal 2004, increased annually by the same percentage increase as salaries generally increased for the Company. For purposes of calculating the increase for fiscal 2004, that figure was 4%. Mr. Thomas is guaranteed an annual bonus of $212,450 during the term.

       He is also entitled to receive an additional bonus based on TMP's performance. Mr. Thomas' wife is also an employee of TMP and TMP has entered into a similar agreement with her. However, her base salary for fiscal 2004 is $80,663 and her guaranteed annual bonus is $77,757. On November 30, 2001, pursuant to unsecured promissory notes bearing interest at 5.5% per annum, the Company loaned Mr. Thomas the sum of $637,350 and loaned his wife $233,370. The notes were paid on or before December 7, 2004. Mr. Thomas resigned from his positions on October 1, 2004.

Stock Options

       The following table contains information regarding the grant of stock options to the Named Officers during the year ended September 30, 2004. In addition, in accordance with rules adopted by the Securities and Exchange Commission (the "SEC"), the following table sets forth the hypothetical gains or "options spreads" that would exist for the respective options assuming rates of annual compound price appreciation in the Company's Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

                                                    Options/SAR Grants in Last Fiscal Year
                                --------------------------------------------------------------------------------
                                                                                         Potential Realizable
                                                                                                Value at
                                                                                        Assumed Annual Rates of
                                                                                         Stock Appreciation for
                                                 Individual Grants                             Option Term
                                -----------------------------------------------------   ------------------------
                                 Number of      % of Total
                                 Securities    Options/SARs
                                 Underlying     Granted to     Exercise
                                Options/SARs   Employees in       or       Expiration
             Name                Granted(#)    Fiscal Year    Base Price      Date         5%($)        10%($)
             ----                ----------    -----------    ----------      ----         -----        ------
Terry D. Wall.................    $   --            --          $  --          --            --           --
C. Barry Wicker...............        --            --             --          --            --           --
Joseph  J. Thomas.............        --            --             --          --            --           --
Richard Gordon................        --            --             --          --            --           --
Alex Chanin...................      10,000         9.81%         28.52       7/13/14      179,361       454,535





                 Aggregate Option Exercises in Last Fiscal Year
                           and Fiscal Year End Values


                                                               Number of Shares Underlying         Value of Unexercised In The
                                                              Unexercised Options at Year End       Money Options at Year End
                                  Shares
                                Acquired on      Value
                                  Exercise      Realized       Exercisable     Unexercisable     Exercisable      Unexercisable
                                  --------      --------       -----------     -------------     -----------      -------------
 Terry D. Wall..............        --             --            103,952             --            $984,002         $  --
 C. Barry Wicker............        --             --             55,884             --             536,250            --
 Joseph J. Thomas...........        --             --              --                --                --              --
 Richard Gordon.............      6,250          37,938            --              18,750              --            83,812
 Alex Chanin................        --             --              --              13,324              --            40,882


Item 12. Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth information regarding the beneficial ownership of the Common Stock as of September 30, 2004 by (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock; (ii) trusts maintained for the benefit of the children of Terry D. Wall, the Company's principal shareholder and chief executive officer; (iii) each Named Officer (as defined herein) and director of the Company; and (iv) all directors, and executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options were exercisable by November 29, 2004.

                                                                                                   Percent
                                      Shareholder                                      Number        (12)
                                      -----------                                      ------      -------
Terry D. Wall (1)(2)                                                                    4,285,926    33.4%
Trusts for the benefit of the minor children of Terry D. Wall (1)(3)                    2,420,327    19.0%
C. Barry Wicker (4)                                                                       326,265     2.6%
David J. Bershad (5)                                                                      118,425       *
Howard W. Donnelly (6)                                                                     12,625       *
David H. MacCallum (7)                                                                      9,250       *
Richard L. Robbins (8)                                                                     10,000       *
George A. Schapiro (9)                                                                      9,375       *
Alex Chanin (10)                                                                            4,986       *
Joseph J. Thomas                                                                               --       *
Richard Gordon                                                                                 --       *
All directors and current executive officers as a group (nine persons) (11)             7,197,179    55.3%

--------------
*      Represents less than one percent.

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

(3) The Trusts established for the benefit of the minor children of Terry D. Wall have pledged their shares as collateral to a financial institution to secure loans made to them. The Company has agreed to register such shares for resale, at the trusts' expense, in the event that such financial institution acquires such shares upon a default and thereafter desires to sell such shares. Based on the closing sale price of our common stock on September 30, 2004, the value of the shares held as collateral on these loans represented more than 400% of the outstanding balance on these loans as of September 30, 2004. Upon any default under these loans, the shares collateralizing such loans may be sold in the market. The number of shares so sold in the market may negatively impact the market price of the Common Stock. Depending upon the number of shares sold and the number of shares that could similarly be sold in connection with the loan described in the immediately preceding footnote, such sales could result in a change in control of the Company. As trustee of the trusts maintained for the benefit of the minor children of Terry D. Wall, Anthony J. Dimun has the power to vote and dispose of each of the shares held in such trusts and, therefore, for purposes of Reg. Section 240.13d-3 of the Exchange Act, Mr. Dimun may be deemed to beneficially own each of the shares held in such trusts.

 (4) Includes 256,927 shares owned by Mr. Wicker directly, 13,454 shares held in the Company's 401(k) plan on Mr. Wicker's behalf, and 55,884 shares covered by options exercisable by Mr. Wicker. Excludes shares held in insurance trusts maintained for the benefit of Mr. Wicker's children, which shares may not be voted or disposed of by Mr. Wicker or his wife.

(5) Includes 30,967 shares owned by Mr. Bershad directly, 2,000 shares owned by Mr. Bershad's wife as to which Mr. Bershad disclaims beneficial ownership, and 85,458 shares covered by options exercisable by Mr. Bershad.

(6)    These 12,625 shares are covered by options exercisable by Mr. Donnelly.

(7)    These 9,250 shares are covered by options exercisable by Mr. MacCallum.

(8)    These 10,000 shares are covered by options exercisable by  Mr. Robbins.

(9)    These 9,375 shares are covered by options exercisable by Mr. Schapiro.

(10) Includes 1,662 shares owned by Mr. Chanin directly and 3,324 shares covered by options exercisable by Mr. Chanin.

(11) Includes 289,868 shares covered by options exercisable by the Company's executive officers and directors, and 47,786 shares held in the Company's 401(k) plan.

(12) Percent of class is based on 12,715,243 shares of Common Stock outstanding on September 30, 2004.


Item 13. Certain Relationships and Related Transactions

Thomas Medical Products, Inc. ("TMP"), a subsidiary of the Company, provides product development and manufacturing services to X-Site Medical, LLC ("X-Site"), a company engaged in the development of specialized cardiovascular products. Thomas Medical Products sales to X-Site were approximately $67,000, $363,000 and $375,000 during the fiscal years ended September 30, 2004, 2003 and 2002, respectively, for these services. Amounts due from X-Site are included in accounts receivable on the Company's consolidated balance sheet and amounted to approximately $0 and $199,000 at September 30, 2004 and 2003, respectively. The Company believes that the rates charged to X-Site for such services are no less favorable to the Company than those charged to similarly situated unrelated parties. During the year ended September 30, 2004, Mr. Wall and his family limited partnership owned 37.6% of X-Site. Mr. Bershad, through an investment, limited partnership Mr. Thomas and Mr. MacCallum owned 4.3%, 2.1% and less than 1% of X-Site, respectively. On May 24, 2004 X-Site was sold to Datascope.

Item 14. Principal Accounting Fees and Services

       In accordance with the requirements of the Sarbanes-Oxley Act of 2002 (the "Act") and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the independent accountants, Goldstein
Golub Kessler LLP, ("GGK") and American Express Tax and Business Services, Inc., ("TBS"), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

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

       Audit Fees. Audit fees billed or expected to be billed to Vital Signs, Inc. by GGK for the audit of the financial statements included in Vital Sign's Annual Report on Form 10-K, and reviews of the financial statements included in Vital Sign's Quarterly Reports on Form 10-Q, for the fiscal years ended September 30, 2004 and 2003 totaled approximately $278,000 and $264,000, respectively.

       Audit-Related Fees. The Company was billed $102,000 and $189,000 by GGK for the fiscal years ended September 30, 2004 and 2003, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the caption Audit Fees above.

       Tax Fees. The Company was billed an aggregate of $56,000 and $62,000 by TBS for the fiscal years ended September 30, 2004 and 2003, respectively, for Tax services, principally advice regarding the preparation of income tax returns, tax advice and planning services related to income tax returns and in addition in fiscal 2003 for the routine examination by the Internal Revenue Service of our 1997, 1998 and 1999 Federal tax returns.

        All Other Fees. The Company was billed an aggregate of $0 and $0 by GGK and TBS for the fiscal years ended September 30, 2004 and 2003, respectively.

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
 (a)(3)  Exhibits.


    Exhibit                                   Description
    -------                                   -----------

      31.1     --   Certification  of the Chief Executive  Officer under Section
                    302 of the  Sarbanes-Oxley  Act of 2002.

      31.2     --   Certification of the Chief Financial Officer under Section
                    302 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of January 2005.

                                    VITAL SIGNS, INC.

                               By:            /s/ RICHARD FEIGEL
                                    --------------------------------------------
                                                  Richard Feigel
                                             Interim Chief Financial Officer

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


                Signature                                        Title                                Date
                ---------                                        -----                                ----


           /s/ TERENCE D. WALL*              President, Chief Executive Officer and             January 28, 2005
-------------------------------------------    Director
            (Terence D. Wall)

          /s/ DAVID J. BERSHAD*                Director                                         January 28, 2005
-------------------------------------------
            (David J. Bershad)

           /s/ HOWARD DONNELLY*                Director                                         January 28, 2005
-------------------------------------------
            (Howard Donnelly)

           /s/ DAVID MACCALLUM*                Director                                         January 28, 2005
-------------------------------------------
            (David MacCallum)

         /s/ RICHARD L. ROBBINS*               Director                                         January 28, 2005
-------------------------------------------
           (Richard L. Robbins)

         /s/ GEORGE A. SCHAPIRO*               Director                                         January 28, 2005
-------------------------------------------
           (George A. Schapiro)

          /s/ JOSEPH J. THOMAS*                Director                                         January 28, 2005
-------------------------------------------
            (Joseph J. Thomas)

            /s/ BARRY WICKER*                  Executive Vice President,                        January 28, 2005
-------------------------------------------      International Sales and Director
              (Barry Wicker)

           /s/ RICHARD FEIGEL*                 Interim Chief Financial and Accounting           January 28, 2005
-------------------------------------------      Officer
             (Richard Feigel)


*By:       /s/ RICHARD FEIGEL
       ------------------------------------
             Richard Feigel
            Attorney-in-Fact
