Form 10-Q
period 2004-12-31
VITAL SIGNS INC
filed 2005-02-09
CIK 865846

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-Q

(Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

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

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

                                   ----------

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

     At February 4, 2005 there were 12,605,704 shares of Common Stock, no par value, outstanding.

================================================================================

                                VITAL SIGNS, INC.

                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------
                                     PART I.

Item 1.   Financial Statements

          Report of Independent Registered Public Accounting Firm.........       2

          Consolidated Balance Sheets as of December 31, 2004 (Unaudited)
             and September 30, 2004.......................................       3

          Consolidated Statements of Income for the Three Months Ended
             December 31, 2004 and 2003 (Unaudited).......................       4

          Consolidated Statements of Cash Flows for the Three Months Ended
             December 31, 2004 and 2003 (Unaudited).......................       5

          Notes to Consolidated Financial Statements (Unaudited)..........     6-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................    9-13

Item 3.   Quantitative and Qualitative Disclosure About Market Risks......      13

Item 4.   Controls and Procedures.........................................      13

                                    PART II.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....      14

Item 6.   Exhibits........................................................      15
          Signatures......................................................      16
          Exhibit 31.1....................................................
          Exhibit 31.2....................................................
          Exhibit 32.1....................................................
          Exhibit 32.2....................................................

                                     PART I.

                              FINANCIAL INFORMATION

Item 1. Financial Statements

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2004.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

     We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of income and cash flows for the three months ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 1, 2005

                       VITAL SIGNS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,   September 30,
                                                                    2004            2004
                                                                ------------   -------------
                                                                  (In thousands of dollars)
                                                                         (Unaudited)
                            ASSETS

Current Assets:
   Cash and cash equivalents ................................       79,883        $ 76,468
   Accounts receivable, less allowances for rebates and
      doubtful accounts of $7,375 and $8,725, respectively ..       31,548          31,876
   Inventory ................................................       17,750          16,766
   Prepaid expenses .........................................        3,103           2,816
   Other current assets .....................................        1,549           1,596
                                                                   -------        --------
         Total Current Assets ...............................      133,833         129,522
   Property, plant and equipment--net .......................       30,154          29,900
   Goodwill .................................................       69,506          69,506
   Deferred income taxes ....................................          430             796
   Other assets .............................................        7,092           5,952
                                                                   -------        --------
         Total Assets .......................................      241,015        $235,676
                                                                   =======        ========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .........................................        5,289        $  5,114
   Accrued expenses .........................................        7,594           7,780
   Accrued income taxes .....................................        4,463           3,387
                                                                   -------        --------
         Total Current Liabilities ..........................       17,346          16,281
                                                                   -------        --------
Minority interest in subsidiary .............................        3,456           3,172
                                                                   -------        --------
Commitments and contingencies
Stockholders' Equity

   Common stock--no par value; authorized 40,000,000
      shares, issued and outstanding 12,630,974 and
      12,715,566 shares, respectively .......................       21,179          24,279
   Accumulated other comprehensive income ...................        5,183           3,059
   Retained earnings ........................................      193,851         188,885
                                                                   -------        --------
   Stockholders' equity .....................................      220,213         216,223
                                                                   -------        --------
         Total Liabilities and Stockholders' Equity .........      241,015        $235,676
                                                                   =======        ========

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                              For the Three
                                                                                              Months Ended
                                                                                              December 31,
                                                                                          --------------------
                                                                                            2004       2003
                                                                                          --------   -------
                                                                                          (In thousands, except
                                                                                            per share amounts)
Net Revenues:
   Net sales ..........................................................................    $37,257   $35,895
   Service revenue ....................................................................      8,441     7,953
                                                                                           -------   -------
                                                                                            45,698    43,848
                                                                                           -------   -------
Cost of goods sold and services performed:
   Cost of goods sold .................................................................     18,514    17,505
   Cost of services performed .........................................................      4,475     4,329
                                                                                           -------   -------
                                                                                            22,989    21,834
                                                                                           -------   -------
Gross profit ..........................................................................     22,709    22,014
                                                                                           -------   -------
Operating expenses:
   Selling, general and administrative ................................................     12,008    12,346
   Research and development ...........................................................      1,784     1,506
   Restructuring expense ..............................................................         55        --
   Other expense--net .................................................................         38        70
                                                                                           -------   -------
      Total operating expenses ........................................................     13,885    13,922
                                                                                           -------   -------
Operating Income ......................................................................      8,824     8,092
                                                                                           -------   -------
Other (income) expense
   Interest (income) ..................................................................       (259)     (183)
   Interest expense ...................................................................         --        24
                                                                                           -------   -------
Total other (income) ..................................................................       (259)     (159)
                                                                                           -------   -------
Income from continuing operations before provision for income taxes and minority
   interest in income of consolidated subsidiary ......................................      9,083     8,251
Provision for income taxes ............................................................      3,151     2,889
                                                                                           -------   -------
Income from continuing operations before minority interest in income of consolidated
   subsidiary .........................................................................      5,932     5,362
Minority interest in income of consolidated subsidiary ................................        109       138
                                                                                           -------   -------
Income from continuing operations .....................................................      5,823     5,224
Discontinued Operations:
Loss from operations of Vital Pharma, net of income taxes benefit of ($47) and ($83) ..         90       154
                                                                                           -------   -------
Net income ............................................................................    $ 5,733   $ 5,070
                                                                                           =======   =======
Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations ........................................    $  0.46   $  0.40
   Loss per share from discontinued operations ........................................    $ (0.01)  $ (0.01)
                                                                                           -------   -------
   Net earnings per share .............................................................    $  0.45   $  0.39
                                                                                           =======   =======
Diluted
   Income per share from continuing operations ........................................    $  0.46   $  0.40
   Loss per share from discontinued operations ........................................    $ (0.01)  $ (0.01)
                                                                                           -------   -------
   Net earnings per share .............................................................    $  0.45   $  0.39
                                                                                           =======   =======
Basic weighted average number of shares outstanding ...................................     12,618    12,884
Diluted weighted average number of shares outstanding .................................     12,771    13,018
Dividends paid per share ..............................................................    $  0.06   $  0.06

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Three Months
                                                                                      Ended December 31,
                                                                                     --------------------
                                                                                        2004      2003
                                                                                      -------   -------
                                                                                       (In thousands of
                                                                                           dollars)
Cash Flows from Operating Activities:
   Net income ....................................................................    $ 5,733   $ 5,070
   Add loss from discontinued operations .........................................         90       154
                                                                                      -------   -------
   Income from continuing operations .............................................      5,823     5,224
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
   Depreciation and amortization .................................................      1,168     1,112
   Deferred income taxes .........................................................        366       178
   Minority interest in income of consolidated subsidiary ........................        284       138
   Tax benefit on stock options ..................................................         --        20
Changes in operating assets and liabilities:
   Decrease in accounts receivable ...............................................      1,003       402
   (Increase) decrease in inventory ..............................................       (429)    1,730
   (Increase) decrease in prepaid expenses and other current assets ..............        (17)    2,619
   (Increase) decrease in other assets ...........................................       (488)      478
   Decrease in accounts payable ..................................................     (1,361)   (2,159)
   (Decrease) in accrued expenses ................................................       (532)     (325)
   Increase (decrease) in accrued income taxes ...................................      1,076      (966)
   Increase (decrease) in other liabilities ......................................        311       (86)
                                                                                      -------   -------
Net cash provided by continuing operations .......................................      7,204     8,365
Net cash used in discontinued operations .........................................        (90)     (192)
                                                                                      -------   -------
Net cash provided by operating activities ........................................      7,114     8,173
Cash flows from investing activities:
   Net proceeds from sales of assets of Vital Pharma .............................         --       417
   Net proceeds from sale of Vital Pharma real estate ............................         --     1,222
   Acquisition of property, plant and equipment ..................................       (338)     (647)
   Capitalized software costs ....................................................       (741)     (468)
   Capitalized patent costs ......................................................        (52)      (44)
                                                                                      -------   -------
Net cash used in investing activities ............................................     (1,131)   (2,909)
Cash flows from financing activities:
   Dividends paid ................................................................       (767)     (779)
   Proceeds from exercise of stock options .......................................        775       312
   Purchase of common stock ......................................................     (3,974)     (460)
   Principal payments on long-term debt and notes payable ........................         --    (1,511)
                                                                                      -------   -------
Net cash used in financing activities ............................................     (3,966)   (2,438)
Effect of foreign currency translation ...........................................      1,398     1,410
                                                                                      -------   -------
Net increase in cash and cash equivalents ........................................      3,415     7,625
Cash and cash equivalents at beginning of period .................................     76,468    55,660
                                                                                      -------   -------
Cash and cash equivalents at end of period .......................................    $79,883   $63,285
                                                                                      =======   =======
Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
   Interest ......................................................................    $    --   $    22
   Income taxes ..................................................................    $ 1,418   $ 1,111

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. The consolidated balance sheet as of December 31, 2004, the consolidated statements of income for the three months ended December 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended December 31, 2004 and 2003, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2004 and the results of operations for the three months ended December 31, 2004 and 2003, and the cash flows for the three months ended December 31, 2004 and 2003, have been made.

     2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

     3. At December 31, 2004, the Company's inventory was comprised of raw materials of $11,552,000 and finished goods of $6,198,000. At September 30, 2004, the Company's inventory was comprised of raw materials of $10,563,000 and finished goods of $6,203,000.

     4. Net revenues consist of product sales and service revenues. For all product sales, revenue is recognized when title to the product passes to the customer. For substantially all product sales, title passes upon shipment of the product by the Company, although for certain sales, title passes when the product is received by the customer. For service revenue, revenue is recorded when the service is performed. A component of product sales is a deduction for rebates due on sales to distributors. A reconciliation of gross to net sales is provided below:

                                                             Three Months Ended
                                                                December 31,
                                                            --------------------
                                                              2004        2003
                                                            --------   ---------
Gross sales .............................................   $ 51,380   $ 48,084
Rebates .................................................    (13,241)   (11,085)
Other deductions ........................................       (882)    (1,104)
                                                            --------   --------
Net sales ...............................................     37,257     35,895
Service revenues ........................................      8,441      7,953
                                                            --------   --------
   Total net revenues ...................................   $ 45,698   $ 43,848
                                                            ========   ========

     Other deductions consist of discounts, returns and allowances for credits.

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                             Respiratory             Pharmaceutical
                                               Critical                Technology
                                Anesthesia       Care       Sleep       Services      Consolidated
                                ----------   -----------   -------   --------------   ------------
For the Three Months Ended
December 31, 2004
Net revenues ................    $ 20,127      $10,148     $10,752      $ 4,671         $ 45,698
Gross profit ................      10,255        5,744       4,707        2,001           22,707
Gross profit percentage .....        51.0%        56.6%       43.8%        42.8%            49.7%
Operating income (loss) .....       5,297        2,670         (36)         893            8,824
Total assets ................     121,073       61,045      38,707       20,190          241,015
Capital expenditures ........         401          202         361          167            1,131
2003
Net revenues ................    $ 18,496      $10,667     $10,956      $ 3,729         $ 43,848
Gross profit ................       9,332        6,080       5,026        1,576           22,014
Gross profit percentage .....        50.5%        56.7%       45.8%        42.3%            50.2%
Operating income ............       4,279        2,467         962          384            8,092
Total assets ................     107,424       61,954      36,194       18,916          224,488
Capital expenditures ........         388          223         373          175            1,159

     6. Other comprehensive income for the three months ended December 31, 2004 and 2003 consisted of:

                                                              Three Months Ended
                                                                 December 31,
                                                              ------------------
                                                                 2004     2003
                                                                ------   ------
Net income ................................................     $5,733   $5,070
Foreign currency translation ..............................      2,124    1,612
                                                                ------   ------
Comprehensive income ......................................     $7,857   $6,682
                                                                ======   ======

     7. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS No. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation", to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The disclosure requirements of SFAS No. 148 are effective for periods beginning after December 15, 2002.

     The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three-month period ended December 31, 2004 and 2003 would approximate the pro forma amounts indicated in the table below (dollars in thousands):

                       VITAL SIGNS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                              Three Month Period
                                                              Ended December 31,
                                                              ------------------
                                                                 2004     2003
                                                                ------   ------
Net income--as reported ...................................     $5,733   $5,070
Net income--Pro forma .....................................      5,490    4,883
Basic net income per common share--as reported ............        .45      .39
Diluted net income per common share--as reported ..........        .45      .39
Basic net income per common share--Pro forma ..............        .44      .38
Diluted net income per common share--Pro forma ............        .43      .38

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months ended December 31, 2004 and 2003, respectively: expected volatility of 33% and 50%, respectively, risk-free interest rate of 5.0% and 3.7%, respectively, dividend yield rate of .6% and ..7%, respectively, and all options have expected lives of between five and ten years.

     8. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for the Company beginning in the fourth quarter of this fiscal year. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations.

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

     We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, we have set forth in Exhibit
99.1 to our Annual Report on Form 10-K for the year ended September 30, 2004 a list of important factors, certain of which are outside of management's control, that could cause our actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by us. Reference is made to such Exhibit 99.1 for a list of such risk factors.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statement of income.

                                                                 Increase from
                                                                  Prior Period
                                                                  Three Months
                                                                     Ended
                                                               December 31, 2004
                                                                 Compared with
                                                                  Three Months
                                                                     Ended
                                                               December 31, 2003
                                                               -----------------
Consolidated Statement of Operations Data:
Net revenues................................................          4.2%
Gross profit................................................          3.2%
Research And Development....................................         18.5%
Total operating expenses....................................         (0.3)%
Income from continuing operations...........................         11.5%
Net income..................................................         13.1%

Comparison of Results for the Three-Month Period Ended December 31, 2004 to the Three-Month Period Ended December 31, 2003.

     Net Revenue. Net revenues for the three months ended December 31, 2004 increased by 4.2% (an increase of 2.8% excluding the favorable effect of foreign exchange) to $45.7 million as compared to $43.8 million in the comparable period last year. Of our total revenues, $33.5 million, or 73.3%, were derived from domestic sales and $12.2 million, or 26.7%, were derived from international sales. The following are the net revenues by business segment for the three months ended December 31, 2004 compared to the three months ended December 31, 2003:

                           REVENUE BY BUSINESS SEGMENT

                                                      For the Quarter
                                                    Ended December 31,
                                                  ----------------------   Percent
                                                      2004      2003        Change
                                                    -------   --------     -------
                                                  (Dollars in thousands)
Anesthesia ....................................     $20,127    $18,496       8.8%
Respiratory/Critical Care .....................      10,148     10,667      (4.9%)
Sleep .........................................      10,752     10,956      (1.9%)
Pharmaceutical Technology Services ............       4,671      3,729      25.3%
                                                    -------    -------      ----
                                                    $45,698    $43,848       4.2%
                                                    =======    =======      ====

     Sales of anesthesia products increased 8.8% from $18.5 million for the three months ended December 31, 2003 to $20.1 million for the three months ended December 31, 2004. The increase is due to a 61.2% increase in sales of Limb-O(TM), our patented anesthesia circuit, to $2,602,000 and an 8.2% increase in sales of traditional anesthesia circuits to $6,158,000. Domestic sales of anesthesia products increased 6.2%, from $17,096,000 for the three months ended December 31, 2003 to $18,154,000 for the three months ended December 31, 2004. International sales of anesthesia products increased 40.9%, from $1,400,000 for the three months ended December 31, 2003 to $1,973,000 for the three months ended December 31, 2004.

     Sales of respiratory/critical care products decreased 4.9%, from $10.7 million for the three months ended December 31, 2003 to $10.1 million for the three months ended December 31, 2004. The most significant factor was a decline of 39.0% in international sales of our ABG product principally related to international OEM customers. The remaining products in the Respiratory/Critical Care segments had an overall increase of 2.6%.

     Net revenues in the Sleep segment decreased 1.9% (a decrease of 6.9% excluding foreign exchange) from $11.0 million for the three months ended December 31, 2003 to $10.8 million for the three months ended December 31, 2004. The Net revenues at Sleep Services of America (SSA), the Company's domestic sleep disorder diagnostic business, decreased 10.7% resulting from the effect of closing certain less profitable sleep labs between the second and fourth quarters of fiscal 2004. SSA has experienced a 13.8% sales increase, during the three months ended December 31, 2004, in the continuing sleep centers over the same period as last year. Also in this segment, revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, increased 3.7% primarily from favorable foreign exchange. This was partially offset be declines resulting from increased competition in our ventilator product line and the discontinuing certain OEM products as a result of the increased focus on our own manufactured products.

     Service revenues in the Pharmaceutical Technology Services segment increased 25.3%, from $3.7 million for the three months ended December 31, 2003 to $4.7 million for the three months ended December 31, 2004, resulting primarily from the impact of several significant sales of the company's ComplianceBuilder software to pharmaceutical clients.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 5.5% from $21.8 million for the three months ended December 31, 2003 to $23.0 million for the three months ended December 31, 2004.

     Cost of goods sold increased $1.0 million, or 5.4%, from $17.5 million for the three months ended December 31, 2003 to $18.5 million for the three months ended December 31, 2004 resulting from volume increases of approximately $674,000 and foreign exchange increases of approximately $334,000. Cost of services performed increased 4.7%, from $4.3 million for the three months ended December 31, 2003 to $4.5 million for the three months ended December 31, 2004 resulting primarily from volume increases.

     Gross Profit. Our gross profit increased 3.2%; from $22.0 million for the three months ended December 31, 2003 to $22.7 million for the three months ended December 31, 2004. Our overall gross profit margin was 49.7% for the three months ended December 31, 2004; a decrease from the 50.2% achieved in the three months ended December 31, 2003, resulting from decreased margins at our European subsidiary, Breas, and increased rebate expense in both the Anesthesia and Respiratory/Critical Care segments. For gross profit information related to our four segments, refer to Footnote 6 of the Notes to Consolidated Financial Statements.

Operating Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 2.7%; from $12.3 million for the three months ended December 31, 2003 to $12.0 million for the three months ended December 31, 2004. The $300,000 decrease consists primarily of reduced legal expenses of $265,000 (primarily related to the audit committee investigation during the first quarter of fiscal 2004), $156,000 for net cost reductions at our Breas subsidiaries and $113,000 for net cost reductions within the Vital Signs core business. These savings were offset in part by an increase from foreign exchange at Breas of approximately $210,000.

     Research and Development Expenses. Research and development expenses increased by approximately $278,000, or 18.5%, from $1.5 million for the three months ended December 31, 2003 to $1.9 million for the three months ended December 31, 2004 as the Company invests in the development of the new Breas family of Sleep CPAP and ventilation equipment, patient interfaces, and single use products for anesthesia, respiratory and critical care.

     Restructuring Expense. Restructuring expense for the three months ended December 31, 2004, included costs of $55,000 related to the closing of our California manufacturing plant.

     Other (Income) Expense--Net. Other expense included in operating expenses, decreased by $32,000 from $70,000 for the three months ended December 31, 2003 to $38,000 for the three months ended December 31, 2004.

Other Items

     Interest Income and Expense. Interest income increased $76,000, or 41.5%, from $183,000 for the three months ended December 31, 2003 to $259,000 during the three months ended December 31, 2004, resulting from the increase in available cash and cash equivalents. Interest expense decreased 100% from $24,000 for the three months ended December 31, 2003, as the Company paid down its Industrial Revenue Bond in December 2003 in its entirety.

     Provision for Income Taxes. The provision for income tax expense for the three months ended December 31, 2004 and 2003 was $3.2 million and $2.9 million, respectively, reflecting effective tax rates of 34.7% and 35.0% for these periods, respectively.

     Discontinued Operations. The net loss (after applying the taxes) from discontinued operation was approximately $90,000 for the three months ended December 31, 2004 and approximately $154,000 for the three months ended December 31, 2003.

Liquidity and Capital Resources

     Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At December 31, 2004, we had cash and cash equivalents of approximately $79.9 million and we had no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at December 31, 2004.

     Vital Signs continues to generate cash flows from its operations. During the three-months ended December 31, 2004, cash and cash equivalents increased by $3.4 million. Operating activities provided $7.1 million net cash, of which $7.2 million was provided from continuing operations and $90,000 was used by our discontinued operation at Vital Pharma. Investing activities used $1.1 million for capital additions. Financing activities used $4.0 million, consisting of $4.0 million for the repurchase of common stock, and $767,000 paid for dividends, which were offset by $775,000 of cash received from the exercise of stock options.

     Cash and cash equivalents were $79.9 million at December 31, 2004 as compared to $76.5 million at September 30, 2004. At December 31, 2004 our working capital was $116.5 million as compared to $113.2 million at September 30, 2004. At December 31, 2004 the current ratio was 7.7 to 1, as compared to
8.0 to 1 at September 30, 2004.

     Capital additions for the three month period ended December 31, 2004 were approximately $1.1 million, and included expenditures for equipment at our New Jersey facility ($105,000), Thomas Medical Products facility ($118,000), new laboratory equipment ($43,000) for the sleep labs at SSA, computer hardware and software to upgrade MIS systems ($72,000) and the capitalized costs of software development ($741,000) and patents ($52,000). We expect that our total capital expenditures for fiscal 2005 should not exceed our total capital spending of $5.3 million in fiscal 2004. This statement represents a forward-looking statement under the Reform Act. Actual results could differ materially from this statement for a number of reasons, including the possibility that the Company may determine that its business requires new equipment in order to meet competitive and/or technological challenges.

     Our current policy is to retain working capital and earnings for use in our business, subject to the payment of certain cash dividends. Such funds may be used for the buyback of our common stock, business acquisitions, product acquisitions, and product development, among other things. We regularly evaluate and negotiate with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements and strategic alliances.

     Our Board of Directors has authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. From fiscal 2003 through the three-month period ended December 31, 2004, we had repurchased 488,100 shares for $14.7 million, at an average price of $30.11. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

     Our Board of Directors has approved and paid $767,000 in dividends (amounting to $.06 per share) in the current fiscal year.

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

     We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. On an annual basis we conduct an impairment test of our goodwill and intangible assets. We completed this impairment test during the three-month period ended March 31, 2004 and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $534,000 at December 31, 2004 and $563,000 at September 30, 2004. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o The Company's sales to distributors in the domestic anesthesia and respiratory/critical care business segments, which represented 25.1% of the Company's net sales during the three-month period ended December 31, 2004, are made at the Company's established distributor price. Since the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than our established price, the distributor is due a rebate (the difference between the established price and the lower price to which the end-user is entitled) when shipment is made to the end user. In order to properly reflect our sales to distributors, the Company records the gross sale (at our established price), less the amount of expected rebate to arrive at net sales. The allowance for rebates was $6,841,000 and $8,162,000 at December 31, 2004 and September 30, 2003,
          respectively. Rebate expense for the three-month period ended December 31, 2004 and 2003 was $13,241,000 and $11,085,000, respectively.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. Our inventory allowance for obsolescence was $979,000 at December 31, 2004 and $1,150,000 at September 30, 2004.

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

     Our international net revenue represents approximately 26.7% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 57.0% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions (i.e. foreign exchange forward or option contracts) as of December 31, 2004.

     Our risk involving price changes relates to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our single source of supply for facemasks, it is our policy to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information about purchases made by the Company of its common stock during the quarter ended December 31, 2004:

                                                         (c)(1)
                                                     Total Number of        (d)(1)
                                                    Shares Purchased    Maximum Dollar
                                (a)                    as Part of        Amount That
                               Total        (b)         Publicly          May Yet be
                             Number of    Average       Announced         Purchased
                               Shares   Price Paid      Plans or          Under the
          Period             Purchased   Per Share      Programs      Plans or Programs
          ------             ---------  ----------  ----------------  -----------------
10/1/2004-10/31/2004......     72,700     $33.99          72,700          $6,788,300
11/1/2004-11/30/2004......     28,000     $36.33          28,000          $5,769,850
12/1/2004-12/31/2004......     12,500     $38.88          12,500          $5,283,350
                              -------     ------         -------          ----------
   Total..................    113,200     $35.11         113,200          $5,283,350
                              =======     ======         =======          ==========

----------
(1) In May 2003, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. On February 8, 2005 our Board of Directors authorized the expenditure of an additional $15 million for the repurchase of Vital Signs stock.

Item 6. Exhibits

Exhibits
--------
  31.1     Certification of the Chief Executive Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002.

  31.2     Certification of the Interim Chief Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1     Certification of the Chief Executive Officer Pursuant to PARA 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

  32.2     Certification of the Interim Chief Financial Officer Pursuant to PARA
           18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VITAL SIGNS, INC.


                                        By:       /s/ RICHARD T. FEIGEL
                                           -------------------------------------
                                                    Richard T. Feigel
                                                Corporate Controller and
                                             Interim Chief Financial Officer

Date: February 9, 2005

                                  EXHIBIT INDEX

Exhibits
--------
  31.1     Certification of the Chief Executive Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002.

  31.2     Certification of the Interim Chief Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1     Certification of the Chief Executive Officer Pursuant to PARA 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

  32.2     Certification of the Interim Chief Financial Officer Pursuant to PARA
           18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.