Form 10-Q
period 2005-03-31
VITAL SIGNS INC
filed 2005-05-10
CIK 865846

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

              _____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     At May 4, 2005 there were 12,640,229 shares of Common Stock, no par value, outstanding.

================================================================================

                                VITAL SIGNS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
                                     PART I.

Item 1.   Financial Statements
          Report of Independent Registered Public Accounting Firm......      2
          Consolidated Balance Sheets as of March 31, 2005 (Unaudited)
             and September 30, 2004....................................      3
          Consolidated Statements of Income for the Three Months Ended
             March 31, 2005 and 2004 (Unaudited).......................      4
          Consolidated Statements of Income for the Six Months Ended
             March 31, 2005 and 2004 (Unaudited).......................      5
          Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 2005 and 2004 (Unaudited).................      6
          Notes to Consolidated Financial Statements ( Unaudited)......    7-10
Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    11-17
Item 3.   Quantitative and Qualitative Disclosure About Market Risks...     18
Item 4.   Controls and Procedures......................................     18

                                    PART II.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..     19
Item 6.   Exhibits.....................................................     20
          Signatures...................................................     21
          Exhibit 18...................................................
          Exhibit 31.1.................................................
          Exhibit 31.2.................................................
          Exhibit 32.1.................................................
          Exhibit 32.2.................................................

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

     We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of March 31, 2005 and the related consolidated statements of income for the three months and six months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the six months ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated interim financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated November 12, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
May 4, 2005

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,   September 30,
                                                                    2005          2004
                                                                 ---------   -------------
                                                                 (In thousands of dollars)
                                                                        (Unaudited)
                             ASSETS
Current Assets:
   Cash and cash equivalents .................................    $ 74,084      $ 76,468
   Accounts receivable, less allowances for rebates and
      doubtful accounts of $8,857 and $8,725, respectively ...      30,699        31,876
   Inventory .................................................      18,216        16,766
   Prepaid expenses. .........................................       4,067         2,816
   Other current assets. .....................................       1,304         1,596
                                                                  --------      --------
         Total Current Assets. ...............................     128,370       129,522
   Property, plant and equipment--net. .......................      30,664        29,900
   Goodwill. .................................................      77,388        69,506
   Deferred income taxes .....................................          80           796
   Other assets. .............................................       6,582         5,952
                                                                  --------      --------
         Total Assets. .......................................    $243,084      $235,676
                                                                  ========      ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable...........................................    $  5,148      $  5,114
   Accrued expenses...........................................       7,333         7,780
   Accrued income taxes.......................................       3,265         3,387
                                                                  --------      --------
         Total Current Liabilities............................      15,746        16,281
                                                                  --------      --------
Minority interest in subsidiary...............................       3,400         3,172
                                                                  --------      --------
Commitments and contingencies
Stockholders' Equity
   Common stock--no par value; authorized 40,000,000 shares,
      issued and outstanding 12,640,229 and 12,715,243 shares,
      respectively............................................      21,344        24,279
   Accumulated other comprehensive income.....................       3,682         3,059
   Retained earnings..........................................     198,912       188,885
                                                                  --------      --------
   Stockholders' equity.......................................     223,938       216,223
                                                                  --------      --------

         Total Liabilities and Stockholders' Equity...........    $243,084      $235,676
                                                                  ========      ========

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       For the Three
                                                                        Months Ended
                                                                          March 31,
                                                                 -------------------------
                                                                       2005      2004
                                                                     -------   -------
                                                                 (In thousands, except per
                                                                       share amounts)
Net Revenues:
   Net sales..................................................       $39,161   $38,583
   Service revenue............................................         7,868     8,054
                                                                     -------   -------
                                                                      47,029    46,637
                                                                     -------   -------
Cost of goods sold and services performed:
   Cost of goods sold.........................................        19,026    18,933
   Cost of services performed.................................         4,588     4,466
                                                                     -------   -------
                                                                      23,614    23,399
                                                                     -------   -------
Gross profit..................................................        23,415    23,238
                                                                     -------   -------
Operating expenses:
   Selling, general and administrative........................        12,596    12,724
   Research and development...................................         1,882     2,033
   Restructuring expense......................................           305        --
   Other expense (income) -- net..............................          (144)      151
                                                                     -------   -------
      Total operating expenses................................        14,639    14,908
                                                                     -------   -------
Operating Income..............................................         8,776     8,330
                                                                     -------   -------
Other income (expense)
   Interest income............................................           375       202
   Interest (expense).........................................           (19)       (1)
                                                                     -------   -------
Total other income............................................           356       201
                                                                     -------   -------
Income from continuing operations before provision
   for income tax and minority interest in income
   of consolidated subsidiary.................................         9,132     8,531
Provision for income taxes....................................         3,245     3,001
                                                                     -------   -------
Income from continuing operations before minority interest in
   income of consolidated subsidiary..........................         5,887     5,530
Minority interest in income of consolidated subsidiary........           119       116
                                                                     -------   -------
Income from continuing operations ............................         5,768     5,414
Discontinued Operations:
Income (loss) from operations of Vital Pharma, net of income
   tax provision (benefit) of $30 and ($9)....................            58       (17)
                                                                     -------   -------
Net income....................................................       $ 5,826   $ 5,397
                                                                     =======   =======
Earnings per Common Share:
Basic
   Income per share from continuing operations................       $  0.46   $  0.42
   Income per share from discontinued operations..............       $  0.01   $  0.00
                                                                     -------   -------
   Net earnings per share.....................................       $  0.47   $  0.42
                                                                     =======   =======
Diluted
   Income per share from continuing operations................       $  0.46   $  0.42
                                                                     -------   -------
   Net earnings per share.....................................       $  0.46   $  0.42
                                                                     =======   =======
Basic weighted average number of shares outstanding...........        12,456    12,837
Diluted weighted average number of shares outstanding.........        12,618    12,982
Dividends paid per share......................................       $  0.07   $  0.06

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        For the Six
                                                                        Months Ended
                                                                          March 31,
                                                                 -------------------------
                                                                       2005      2004
                                                                     -------   -------
                                                                 (In thousands, except per
                                                                       share amounts)
Net Revenues:
   Net sales..................................................       $76,418   $74,478
   Service revenue............................................        16,309    16,007
                                                                     -------   -------
                                                                      92,727    90,485
                                                                     -------   -------
Cost of goods sold and services performed:
   Cost of goods sold.........................................        37,541    36,438
   Cost of services performed.................................         9,062     8,795
                                                                     -------   -------
                                                                      46,603    45,233
                                                                     -------   -------
Gross profit..................................................        46,124    45,252
                                                                     -------   -------
Operating expenses:
   Selling, general and administrative........................        24,604    25,070
   Research and development...................................         3,666     3,539
   Restructuring expense......................................           360        --
   Other expense (income) -- net..............................          (106)      221
                                                                     -------   -------
      Total operating expenses................................        28,524    28,830
                                                                     -------   -------
Operating Income..............................................        17,600    16,422
                                                                     -------   -------
Other income (expense)
   Interest income............................................           634       385
   Interest (expense).........................................           (19)      (25)
                                                                     -------   -------
Total other income............................................           615       360
                                                                     -------   -------
Income from continuing operations before provision for income tax and minority interest in income of consolidated
   subsidiary.................................................        18,215    16,782
Provision for income taxes....................................         6,396     5,890
                                                                     -------   -------
Income from continuing operations before minority interest in
   income of consolidated subsidiary..........................        11,819    10,892
Minority interest in income of consolidated subsidiary........           228       254
                                                                     -------   -------
Income from continuing operations ............................        11,591    10,638
Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax
   benefit of ($30) and ($9)..................................           (32)     (171)
                                                                     -------   -------
Net income....................................................       $11,559   $10,467
                                                                     =======   =======
Earnings (loss) per Common Share:
Basic
   Income per share from continuing operations................       $  0.93   $  0.83
   Loss per share from discontinued operations................       $ (0.01)  $ (0.02)
                                                                     -------   -------
   Net earnings per share.....................................       $  0.92   $  0.81
                                                                     =======   =======
Diluted
   Income per share from continuing operations................       $  0.92   $  0.82
   Loss per share from discontinued operations................       $ (0.01)  $ (0.02)
                                                                     -------   -------
   Net earnings per share.....................................       $  0.91   $  0.80
                                                                     =======   =======
Basic weighted average number of shares outstanding...........        12,498    12,873
Diluted weighted average number of shares outstanding.........        12,655    13,013
Dividends paid per share......................................       $  0.14   $  0.12

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Six Months
                                                                        Ended March 31,
                                                                   -------------------------
                                                                        2005       2004
                                                                      --------   --------
                                                                   (In thousands of dollars)
Cash Flows from Operating Activities:
   Net income ..................................................      $ 11,559   $ 10,467
   Add loss from discontinued operations .......................            32        171
                                                                      --------   --------
   Income from continuing operations ...........................        11,591     10,638
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
   Depreciation and amortization ...............................         3,288      2,104
   Deferred income taxes .......................................           716        356
   Minority interest in income of consolidated subsidiary ......           228        254
Changes in operating assets and liabilities:
   Decrease in accounts receivable .............................         1,429      1,765
   (Increase) decrease in inventory ............................          (193)     3,274
   (Increase) decrease in prepaid expenses and other current
     assets ....................................................           (73)     2,075
   Decrease in other assets ....................................           382        614
   Decrease in accounts payable ................................          (518)      (336)
   Decrease in accrued expenses ................................          (738)      (324)
   Decrease in accrued income taxes ............................          (122)    (2,372)
   Increase in other liabilities ...............................           194        197
                                                                      --------   --------
Net cash provided by continuing operations .....................        16,184     18,245
Net cash used in discontinued operations .......................           (32)      (209)
                                                                      --------   --------
Net cash provided by operating activities ......................        16,152     18,036
                                                                      --------   --------
Cash flows from investing activities:
   Net proceeds from sales of assets of Vital Pharma ...........            --        417
   Net proceeds from sale of Vital Pharma real estate ..........            --      1,222
   Acquisition of Baxter disposable airways product line .......       (10,030)
   Acquisition of property, plant and equipment ................        (1,562)    (1,156)
   Capitalized software costs ..................................        (1,801)      (386)
   Capitalized patent costs ....................................          (105)       (75)
                                                                      --------   --------
Net cash (used in) provided by investing activities ............       (13,498)        22
                                                                      --------   --------
Cash flows from financing activities:
   Dividends paid ..............................................        (1,536)    (1,556)
   Proceeds from exercise of stock options .....................         2,766        349
   Purchase of common stock ....................................        (6,542)    (3,778)
   Principal payments on long-term debt and notes payable ......            --     (1,535)
                                                                      --------   --------
Net cash used in financing activities ..........................        (5,312)    (6,520)
Effect of foreign currency translation .........................           274       (208)
                                                                      --------   --------
Net (decrease) increase in cash and cash equivalents ...........        (2,384)    11,330
Cash and cash equivalents at beginning of period ...............        76,468     55,660
                                                                      --------   --------
Cash and cash equivalents at end of period .....................      $ 74,084   $ 66,990
                                                                      ========   ========
Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
   Interest ....................................................      $     19   $     65
   Income taxes ................................................      $  4,196   $  5,414

                (See Notes to Consolidated Financial Statements)

                       VITAL SIGNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     1. The consolidated balance sheet as of March 31, 2005, the consolidated statements of income for the three months and six months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the six months ended March 31, 2005 and 2004, have been prepared by Vital Signs, Inc. (the "registrant", the "Company", "Vital Signs", "we", "us", or "our") and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2005 and the results of operations for the three months and six ended March 31, 2005 and 2004, and the cash flows for the six months ended March 31, 2005 and 2004, have been made.

     2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the "Form 10-K") for additional disclosures relating to the Company's consolidated financial statements.

     3. At March 31, 2005, the Company's inventory was comprised of raw materials of $10,625,000 and finished goods of $7,591,000. At September 30, 2004, the Company's inventory was comprised of raw materials of $10,563,000 and finished goods of $6,203,000.

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

                             Three Months Ended     Six Months Ended
                                 March 31,             March 31,
                            -------------------   -------------------
                              2005       2004       2005       2004
                            --------   --------   --------   --------
Gross sales .............   $ 53,294   $ 51,165   $104,682   $ 99,249
Rebates .................    (13,235)   (11,669)   (26,476)   (22,754)
Other deductions ........       (898)      (913)    (1,788)    (2,017)
                            --------   --------   --------   --------
Net sales ...............     39,161     38,583     76,418     74,478
Service revenues ........      7,868      8,054     16,309     16,007
                            --------   --------   --------   --------
   Total net revenues ...   $ 47,029   $ 46,637   $ 92,727   $ 90,485
                            ========   ========   ========   ========

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

                       VITAL SIGNS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (Unaudited)

                                                            Respiratory             Pharmaceutical
                                                              Critical                Technology
                                               Anesthesia      Care        Sleep       Services      Consolidated
                                               ----------   -----------   -------   --------------   ------------
For the Three Months Ended March 31, 2005
Net revenues ...............................    $ 21,567      $10,806     $10,779      $ 3,877         $ 47,029
Gross profit ...............................      11,464        5,814       4,893        1,244           23,415
Gross profit percentage ....................        53.2%        53.8%       45.4%        32.1%            49.8%
Operating income (loss) ....................       5,898        2,955         108         (185)           8,776
2004
Net revenues ...............................    $ 19,654      $10,969     $12,221      $ 3,793         $ 46,637
Gross profit ...............................      10,799        5,667       5,343        1,429           23,238
Gross profit percentage ....................        54.9%        51.7%       43.7%        37.7%            49.8%
Operating income ...........................       4,913        2,746         428          243            8,330

For the Six Months Ended March 31, 2005
Net revenues ...............................    $ 41,696      $20,954     $21,531      $ 8,546         $ 92,727
Gross profit ...............................      22,111       11,168       9,600        3,245           46,124
Gross profit percentage ....................        53.0%        53.3%       44.6%        38.0%            49.7%
Operating income (loss) ....................      11,245        5,651          (4)         708           17,600
Total assets ...............................     124,774       62,704      36,434       19,172          243,084
Capital expenditures .......................       2,299          523         587           59            3,468
2004
Net revenues ...............................    $ 38,152      $21,634     $23,177      $ 7,522         $ 90,485
Gross profit ...............................      20,131       11,747      10,369        3,005           45,252
Gross profit percentage ....................        52.8%        54.3%       44.7%        39.9%            50.0%
Operating income ...........................       9,192        5,213       1,390          627           16,422
Total assets ...............................     108,942       61,775      35,836       18,449          225,002
Capital expenditures .......................         704          399         219          295            1,617

     6. Other comprehensive income for the three months ended March 31, 2005 and 2004 consisted of:

                                   Three Months Ended    Six Months Ended
                                        March 31,            March 31,
                                   ------------------   -----------------
                                     2005      2004       2005      2004
                                   -------   -------    -------   -------
Net income .....................   $ 5,826   $ 5,397    $11,559   $10,467
Foreign currency translation ...    (1,498)   (1,164)       626       448
                                   -------   -------    -------   -------
Comprehensive income ...........   $ 4,328   $ 4,233    $12,185   $10,915
                                   =======   =======    =======   =======

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

     The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three-month period ended March 31, 2005 and 2004 would approximate the pro forma amounts indicated in the table below (dollars in thousands):

                                                      Three Month Period    Six Month Period
                                                        Ended March 31,     Ended March 31,
                                                      ------------------   -----------------
                                                         2005     2004       2005      2004
                                                        ------   ------    -------   -------
Net income--as reported............................     $5,826   $5,397    $11,559   $10,467
Net income--Pro forma..............................      5,580    5,097     11,075     9,869
Basic net income per common share--as reported.....     $  .47   $  .42    $   .92   $   .81
Diluted net income per common share--as reported...     $  .46   $  .42    $   .91   $   .80
Basic net income per common share--Pro forma.......     $  .45   $  .40    $   .89   $   .77
Diluted net income per common share--Pro forma.....     $  .44   $  .39    $   .88   $   .76

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three and six months ended March 31, 2005 and 2004, respectively: expected volatility of 33% and 50%, respectively, risk-free interest rate of 5.0% and 3.7%, respectively, dividend yield rate of .7% and ..7%, respectively, and all options have expected lives of between five and ten years.

     8. In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method. The Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method or determined the impact that adopting SFAS 123(R) will have on its results of operations. On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be suspended until January 1, 2006, for calendar year companies. The Company anticipates adopting the prospective method of SFAS 123R in the first quarter of fiscal 2006 but it has not yet determined the financial statement impact of adopting SFAS 123R.

     The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

     9. Included in the Company's revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. These sales account for approximately 25.1% of the net sales of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. The Company concluded that the current calculation was based upon utilizing documentation provided by the distributor for shipments and inventory not yet shipped. During the second quarter of Fiscal 2005, the rebates due could be better measured by utilizing current period rebate data to create an allocated rebate percentage (by distributor and product) and applying that percentage to the current period sales by distributor and product. Management believes there was no material difference between the two calculations.

     10. On March 2, 2005 the Company acquired the Disposable Airway Management Device business from a subsidiary of Baxter International, Inc. to improve the Company's market share in the anesthesia segment. The purchase price for the acquisition including related costs was approximately $10.2 million. The transaction includes certain manufacturing assets related to the business valued at approximately $1,259,000, as well as inventory including anesthesia circuits, face masks, heat and moisture exchanger filters and other associated anesthesia components valued at approximately $1,048,000. The excess of the purchase price over the fair value of the net assets acquired, which has been allocated to goodwill, was approximately $7,882,000, and is included in the anesthesia segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 ("Goodwill and Other Intangible Assets"). The results of operations of the acquisition including revenues of approximately $900,000 are included in the Company's results of oeprations from March 2, 2005. No Proforma information has been provided, as the information is not readily available. The Company is attempting to compile this information.

     11. In accordance with SFAS No. 142, Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. Upon the adoption of SFAS No. 142 on October 1, 2001, the Company ceased amortizing goodwill and now performs an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. The Company completed this impairment test during the three-month period ended March 31, 2005 and found no impairment. If the Company is required to record impairment charges in the future, it could have an adverse impact on our results of operations and financial condition. The balance of goodwill is as follows:

                                                      For the periods ended March 31,
                                                      -------------------------------
                                                               2005      2004
                                                             -------   -------
Beginning balance .................................          $69,506   $69,506
Goodwill acquired during the year (Footnote 10)....            7,882        --
                                                             -------   -------
Ending balance.....................................          $77,388   $69,506
                                                             =======   =======

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

     We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to comply with the terms of the safe harbor provided by the Reform Act. Accordingly, we have set forth in Exhibit
99.1 to our Annual Report on Form 10-K for the year ended September 30, 2004 a list of important factors, certain of which are outside of management's control, that could cause our actual results to differ materially from those expressed in forward-looking statements or predictions made herein and from time to time by us. Reference is made to such Exhibit 99.1 for a list of such risk factors

Overview

     We are a leading designer, manufacturer and marketer of single-patient use airway management products. Our products address the anesthesia and respiratory/critical care markets, as well as the sleep/personal ventilation markets. In addition, we provide services that complement our core competency in airway management and regulatory compliance. These services include sleep disorder diagnosis through sleep centers that we operate and regulatory consulting, principally to pharmaceutical and medical device companies.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage increase or decrease of certain items included in the Company's consolidated statement of income.

                                                                                 Increase from
                                                       Increase from             Prior Period
                                                        Prior Period           Six Months Ended
                                                Three Months Ended March 31,    March 31, 2005
                                                     2005 Compared with          Compared with
                                                     Three Months Ended        Six Months Ended
                                                       March 31, 2004           March 31, 2004
                                                ----------------------------   ----------------
Consolidated Statement of Operations Data:
Net revenues.................................               0.8%                     2.5%
Gross profit.................................               0.8%                     1.9%
Research and Development.....................              (7.4)%                    3.6%
Total operating expenses.....................              (0.2)%                   (0.1)%
Income from continuing operations............               6.5%                     9.0%
Net income...................................               8.0%                    10.4%

Comparison of Results for the Three-Month Period Ended March 31, 2005 to the Three-Month Period Ended March 31, 2004.

     Net Revenue. Net revenues for the three months ended March 31, 2005 increased by 0.8% (a decrease of 0.2% excluding the favorable effect of foreign exchange) to $47.0 million as compared to $46.6 million in the comparable period last year. Of our total revenues, $34.9 million, or 74.3%, were derived from domestic sales and $12.1 million, or 25.7%, were derived from international sales. The following are the net revenues by business segment for the three months ended March 31, 2005 compared to the three months ended March 31, 2004:

     REVENUE BY BUSINESS SEGMENT

                                            For the Quarter
                                            Ended March 31,
                                        ----------------------   Percent
                                             2005      2004       Change
                                           -------   -------     -------
                                        (Dollars in thousands)
Anesthesia...........................      $21,567   $19,654       9.7%
Respiratory/Critical Care............       10,806    10,969      (1.5%)
Sleep................................       10,779    12,221     (11.8%)
Pharmaceutical Technology Services...        3,877     3,793       2.2%
                                           -------   -------     -----
                                           $47,029   $46,637       0.8%
                                           =======   =======     =====

     Sales of anesthesia products increased 9.7% from $19.7 million for the three months ended March 31, 2004 to $21.6 million for the three months ended March 31, 2005. The increase results from a 45.1% increase in sales of Limb-OTM, our patented anesthesia circuit, to $2,788,000 and $900,000 of additional sales resulting from the acquisition of the Baxter disposable airway management product line on March 2, 2005. Domestic sales of anesthesia products increased 9.6%, from $17,886,000 for the three months ended March 31, 2004 to $19,608,000 for the three months ended March 31, 2005. International sales of anesthesia products increased 10.8%, from $1,768,000 for the three months ended March 31, 2004 to $1,958,000 for the three months ended March 31, 2005.

     Sales of respiratory/critical care products decreased 1.5%, from $11.0 million for the three months ended March 31, 2004 to $10.8 million for the three months ended March 31, 2005 resulting from declines in the sales of our ABG (5.4%) and blood pressure cuff (10.6%) products. These declines were offset in part by an increase of 3.2% in the remaining products in the Respiratory/Critical Care segments.

     Net revenues in the Sleep segment decreased 11.8% (a decrease of 15.2% excluding foreign exchange) from $12.2 million for the three months ended March 31, 2004 to $10.8 million for the three months ended March 31, 2005. The net revenues at Sleep Services of America (SSA), the Company's domestic sleep disorder diagnostic business, decreased 6.3% resulting from the effect of our closing certain less profitable sleep labs between the second and fourth quarters of fiscal 2004. Operating profit at SSA increased 6.6% over the same three-month period as last year. During the three months ended March 31, 2005, SSA has experienced a 17.8% sales increase in the continuing sleep centers over the same period as last year. Also in this segment, revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 14.7% resulting from decreased demand as Breas distributors are awaiting the launch of our new family of sleep and ventilation products.

     Service revenues in the Pharmaceutical Technology Services segment increased 2.2%, from $3.8 million for the three months ended March 31, 2004 to $3.9 million for the three months ended March 31, 2005.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 0.9% from $23.4 million for the three months ended March 31, 2004 to $23.6 million for the three months ended March 31, 2005.

     Cost of goods sold was $19.0 million for both of the three months ended March 31, 2004 and 2005. Volume related increases parallel to the Anesthesia revenue increase, of approximately $800,000 and foreign exchange increases of approximately $362,000 were offset by volume related declines at our Breas subsidiary. Cost of services performed remained at approximately $4.5 million for both of the three months ended March 31, 2004 and 2005.

     Gross Profit. Our gross profit increased 0.8% reflecting the revenue increase; from $23.2 million for the three months ended March 31, 2004 to $23.4 million for the three months ended March 31, 2005. Our overall gross profit margin was 49.8% for the three months ended March 31, 2005 and 2004. For gross profit information related to our four segments, refer to Footnote 5 of the Notes to Consolidated Financial Statements.

Operating Expenses

     Selling, and Administrative Expenses. Selling, general and administrative expenses decreased 1.0%; from $12.7 million for the three months ended March 31, 2004 to $12.6 million for the three months ended March 31, 2005. The decrease consists primarily of reductions in workers compensation expense of $245,000, and reduced legal expenses (primarily related to the audit committee investigation during the first quarter of fiscal 2004) of $100,000. These reductions were offset by cost increases of $128,000 for increased marketing at our Breas subsidiary in conjunction with new product introductions and $157,000 for the impact of foreign exchange

     Research and Development Expenses. Research and development expenses decreased by approximately $151,000, or 7.4%, from $2.0 million for the three months ended March 31, 2004 to $1.9 million for the three months ended March 31, 2005 as the development efforts for the new Breas family of CPAP, ventilation equipment and patient interfaces nears their completion.

     Restructuring Expense. Restructuring expense for the three months ended March 31, 2005, included costs of $305,000 related to the final shutdown of our California manufacturing plant.

     Other (Income) Expense--Net. Other income, net, included in operating expenses for the three months ended March 31, 2005, was $144,000 consisting primarily of realized foreign exchange gains at our Breas subsidiary. Other expense, net, included in operating expense for the three months ended March 31, 2004, was $151,000 primarily consisting of severance and donations expense.

     Interest Income and Expense. Interest income increased $173,000, or 85.6%, from $202,000 for the three months ended March 31, 2004 to $375,000 during the three months ended March 31, 2005, resulting from the increase in available cash and cash equivalents and increased interest rates.

     Provision for Income Taxes. The provision for income tax expense for the three months ended March 31, 2005 and 2004 was $3.2 million and $3.0 million, respectively, reflecting effective tax rates of 35.5% and 35.2% for these periods, respectively.

     Discontinued Operations. The net gain (after applying the tax benefit) from discontinued operation was approximately $58,000 for the three months ended March 31, 2005 and approximately a $17,000 loss for the three months ended March 31, 2004.

Comparison of Results for the Six-Month Period Ended March 31, 2005 to the Six-Month Period Ended March 31, 2004.

     Net Revenue. Net revenues for the six months ended March 31, 2005 increased by 2.5% (an increase of 1.2% excluding the favorable effect of foreign exchange) to $92.7 million as compared to $90.5 million in the comparable period last year. Of our total revenues, $68.4 million, or 73.8%, were derived from domestic sales and $24.3 million, or 26.2%, were derived from international sales. The following are the net revenues by business segment for the six months ended March 31, 2005 compared to the six months ended March 31, 2004:

     REVENUE BY BUSINESS SEGMENT

                                          For the Six Months
                                            Ended March 31,
                                        ----------------------   Percent
                                             2005      2004       Change
                                           -------   -------     -------
                                        (Dollars in thousands)
Anesthesia...........................      $41,696   $38,152       9.3%
Respiratory/Critical Care............       20,954    21,634      (3.1%)
Sleep................................       21,531    23,177      (7.1%)
Pharmaceutical Technology Services...        8,546     7,522      13.6%
                                           -------   -------      ----
                                           $92,727   $90,485       2.5%
                                           =======   =======      ====

     Sales of anesthesia products increased 9.3% from $38.2 million for the six months ended March 31, 2004 to $41.7 million for the six months ended March 31, 2005. The increase results from a 52.5% increase in sales of Limb-OTM, our patented anesthesia circuit, to $5,390,000 and $900,000 of additional sales resulting from the acquisition of the Baxter disposable airway management product line on March 2, 2005. Domestic sales of anesthesia products increased 8.0%, from $34,983,000 for the six months ended March 31, 2004 to $37,766,000 for the six months ended March 31, 2005. International sales of anesthesia products increased 24.1%, from $3,169,000 for the six months ended March 31, 2004 to $3,930,000 for the six months ended March 31, 2005.

     Sales of respiratory/critical care products decreased 3.1%, from $21.6 million for the six months ended March 31, 2004 to $21.0 million for the six months ended March 31, 2005 resulting from declines in the sales of our ABG (13.0%) and blood pressure cuffs products (19.5%) Partially offsetting these declines was an increase of 7.9% in the remaining products in the Respiratory/Critical Care segments.

     Net revenues in the Sleep segment decreased 7.1% (a decrease of 11.4% excluding foreign exchange) from $23.2 million for the six months ended March 31, 2004 to $21.5 million for the six months ended March 31, 2005. The Net revenues at Sleep Services of America (SSA), the Company's domestic sleep disorder diagnostic business, decreased 8.5% resulting from the effect of closing certain less profitable sleep labs between the second and fourth quarters of fiscal 2004. During the six months ended March 31, 2005, SSA has experienced a 17.8% sales increase in the continuing sleep centers over the same period as last year. Operating profit at SSA has increased 4.2% over the same six-month period as last year. Also in this segment, revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 6.3% resulting from decreased demand as Breas distributors are awaiting the launch of our new family of sleep and ventilation products.

     Service revenues in the Pharmaceutical Technology Services segment increased 13.6%, from $7.5 million for the six months ended March 31, 2004 to $8.5 million for the six months ended March 31, 2005, resulting from a high level of our ComplianceBuilder software in the first quarter of fiscal 2005.

     Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 3.0% from $45.2 million for the six months ended March 31, 2004 to $46.6 million for the six months ended March 31, 2005.

     Cost of goods sold increased $1.1 million, or 3.0%, from $36.4 million for the six months ended March 31, 2004 to $37.5 million for the six months ended March 31, 2005 resulting from sales volume related increases of approximately $1.3 million in our Anesthesia segment and foreign exchange increases of approximately $646,000, offset by sales volume related declines at our Breas subsidiary. Cost of services performed increased 3.0%, from $8.8 million for the six months ended March 31, 2004 to $9.1 million for the six months ended March 31, 2005 resulting primarily from sales volume related increases at our Stelex subsidiary.

     Gross Profit. Our gross profit increased 1.9%; from $45.30 million for the six months ended March 31, 2004 to $46.1 million for the six months ended
March 31, 2005. Our overall gross profit margin was 49.7% for the six months ended March 31, 2005; a decrease from the 50.0% achieved in the six months ended March 31, 2004. For gross profit information related to our four segments, refer to Footnote 5 of the Notes to Consolidated Financial Statements.

Operating Expenses

     Selling, and Administrative Expenses. Selling, general and administrative expenses decreased 1.9%; from $25.1 million for the six months ended March 31, 2004 to $24.6 million for the six months ended March 31, 2005. The $500,000 decrease consists primarily of reduced legal expenses of $364,000 (primarily related to the audit committee investigation during the first quarter of fiscal
2004), $281,000 for reductions in workers compensation expense and $345,000 in reduced compensation expense. These savings were offset in part by an increase from foreign exchange at Breas of approximately $328,000 and increased marketing and selling expense of $140,000 at our Breas subsidiary in preparation for new product launches.

     Research and Development Expenses. Research and development expenses increased by approximately $127,000, or 3.6%, from $3.5 million for the six months ended March 31, 2004 to $3.7 million for the six months ended March 31, 2005 as the Company invests in the development of the new Breas family of Sleep CPAP and ventilation equipment, patient interfaces, and single use products for anesthesia, respiratory and critical care.

     Restructuring Expense. Restructuring expense for the six months ended March 31, 2005, included costs of $360,000 related to the closing of our California manufacturing plant.

     Other (Income) Expense--Net. Other income-net for the six months ended March 31, 2005 was $106,000, consisted primarily of legal settlement ($80,000), gain on sale of fixed assets ($31,000), realized foreign exchange gain at our Breas subsidiary ($55,000), offset by donation ($41,000) and severance expense ($33,000). Other expense-net for the six months ended March 31, 2004 was $221,000, consisted primarily realized foreign exchange losses at our Breas subsidiary ($55,000) , donation ($105,000) and severance ($67,000) expense.

Other Items

     Interest Income and Expense. Interest income increased $249,000, or 64.7%, from $385,000 for the six months ended March 31, 2004 to $634,000 during the six months ended March 31, 2005, resulting from the increase in available cash and cash equivalents and increased interest rates.

     Provision for Income Taxes. The provision for income tax expense for the six months ended March 31, 2005 and 2004 was $6.4 million and $5.9 million, respectively, reflecting effective tax rates of 35.1%.

     Discontinued Operations. The net loss (after applying the taxes) from discontinued operation was approximately $32,000 for the six months ended March 31, 2005 and approximately $171,000 for the six months ended March 31, 2004.

Liquidity and Capital Resources

     Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements principally through internally generated cash flow. At March 31, 2005, we had cash and cash equivalents of approximately $74.1 million and we had no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at March 31, 2005.

     Vital Signs continues to generate cash flows from its operations. During the six-months ended March 31, 2005 operating activities provided $16.2 million net cash. Investing activities used $13.5 million, including the $10 million acquisition of the Baxter disposable airway management product line and capital additions of $3.5 million. Financing activities used $5.3 million, consisting of $6.5 million for the repurchase of common stock, and $1.5 million paid for dividends, which were offset by $2.8 million of cash received from the exercise of stock options.

     Cash and cash equivalents were $74.1 million at March 31, 2005 as compared to $76.5 million at September 30, 2004. At March 31, 2005 our working capital was $113.1 million compared to $113.3 million at September 30, 2004. At March 31, 2005 the current ratio was 8.4 to 1, as compared to 8.0 to 1 at September 30, 2004.

     Capital additions for the six month period ended March 31, 2005 were approximately $3.5 million, and included expenditures for equipment and building improvements at our New Jersey facility ($265,000), molds and equipment at our Colorado manufacturing plant ($188,000), Thomas Medical Products facility ($267,000), new laboratory equipment ($60,000) for the sleep labs at SSA, computer hardware and software to upgrade MIS systems ($186,000),tools and molding at our Breas facility ($515,000) and the capitalized costs of software development ($1.8 million) and patents ($105,000). We expect that our total capital expenditures for fiscal 2005 should not exceed our total capital spending of $5.3 million in fiscal 2004. This statement represents a forward-looking statement under the Reform Act. Actual results could differ materially from this statement for a number of reasons, including the possibility that the Company may determine that its business requires new equipment in order to meet competitive and/or technological challenges.

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

     Our Board of Directors has authorized the expenditure of up to $35 million for the repurchase of Vital Signs' stock, including the expenditure of an additional $15 million authorized by our Board of Directors on February 8, 2005. From fiscal 2004 through March 31, 2005, we had repurchased 553,800 shares for $17.3 million, at an average price of $31.18 per share. During the three-month period ended March 31, 2005 we repurchased 65,700 shares for $2.6 million at an average price of $39.08 per share. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

     Our Board of Directors has approved and paid $1,536,000 in dividends (amounting to $.14 per share) in the current fiscal period.

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

     We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

     o Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. Upon our adoption of SFAS No. 142 on October 1, 2001, we ceased amortizing goodwill and we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. On an annual basis we conduct an impairment test of our goodwill and intangible assets. We completed this impairment test during the three-month period ended March 31, 2005 and found no impairment. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition.

     o We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $489,000 at March 31, 2005 and $563,000 at September 30, 2004. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer's financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o The Company's sales to distributors in the domestic anesthesia and respiratory/critical care business segments, which represented 25.1% of the Company's net sales during the six-month period ended March 31, 2005, are made at the Company's established distributor price. Since the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than our established price, the distributor is due a rebate (the difference between the established price (distributor list) and the lower price to which the end-user is entitled (distributor final)) when shipment is made to the end user. In order to properly reflect our sales to distributors, the Company records the gross sale (at our established price), less the amount of expected rebate to arrive at net sales. The allowance for rebates was $8,368,000 and $8,162,000 at March 31, 2005 and September 30, 2004,
          respectively. Rebate expense for the three-month period ended
          March 31, 2005 and 2004 was $13,235,000 and $11,669,000, respectively.
          Rebate expense for the six-month period ended March 31, 2005 and 2004 was $26,476,000 and $22,754,000, respectively.

          During the second quarter of Fiscal 2005, the Company concluded that the current calculation based upon utilizing documentation provided by the distributor for shipments and inventory not yet shipped, could be better measured by utilizing current period rebate data to create an allocated rebate percentage (by distributor and product) and applying that percentage to the current period sales by distributor and product. Management believes there was no material difference between the two calculations.

     o We have established an allowance for inventory obsolescence. The allowance was determined by performing an aging analysis of the inventory; based upon this review, inventory is stated at the lower of cost (first in, first out method) or its net realizable value. Our inventory allowance for obsolescence was $860,000 at March 31, 2005 and $1,150,000 at September 30, 2004.

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

     Our international net revenue represents approximately 26.2% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 56.6% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions (i.e. foreign exchange forward or option contracts) as of March 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table provides information about purchases made by the Company of its common stock during the quarter ended March 31, 2005:

                                                                            (c)(1)              (d)(1)
                                                                       Total Number of      Maximum Dollar
                                                (a)                    Shares Purchased      Amount That
                                               Total         (b)          as Part of          May Yet be
                                             Number of     Average         Publicly           Purchased
                                               Shares    Price Paid       Announced           Under the
                  Period                     Purchased    Per Share   Plans or Programs   Plans or Programs
                  ------                     ---------   ----------   -----------------   -----------------
1/1/2005 - 1/31/2005 .....................     26,000      $38.69           26,000           $ 4,276,359
2/1/2005 - 2/28/2005 see note (1) below...     39,700      $39.34           39,700           $17,712,979
3/1/2005 - 3/31/2005 .....................         --          --               --           $17,712,979
                                               ------      ------           ------           -----------
   Total .................................     65,700      $39.08           65,700           $17,712,979
                                               ======      ======           ======           ===========

----------
(1) In May 2004, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. On February 8, 2005 our Board of Directors authorized the expenditure of an additional $15 million for the repurchase of Vital Signs stock.

Item 6. Exhibits

Exhibits
--------
   18   -- Accountants Preferability Letter dated May 9, 2005

  31.1  -- Certification of the Chief Executive Officer Pursuant to Section 302
           of the Sarbanes-Oxley Act of 2002

  31.2  -- Certification of the Interim Chief Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1  -- Certification of the Chief Executive Officer Pursuant to [p] 18
           U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002.

  32.2  -- Certification of the Interim Chief Financial Officer Pursuant to
           [p] 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VITAL SIGNS, INC.


                                        By:           /s/ WILLIAM CRAIG
                                            ------------------------------------
                                                        William Craig
                                                   Chief Financial Officer

Date: May 10, 2005

                                  EXHIBIT INDEX

Exhibits
--------
   18      Accountant's Preferability Letter, dated May 9, 2005

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

                           STATEMENT OF DIFFERENCES

The paragraph symbol shall be expressed as...............................    [p]