Form 10-Q
period 2005-06-30
VITAL SIGNS INC
filed 2005-08-09
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 0-18793

VITAL SIGNS, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	11-2279807 (I.R.S. Employer Identification No.)

20 Campus Road
Totowa, New Jersey 07512
(Address of principal executive office, including zip code)

973-790-1330
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At August 4, 2005 there were 12,571,305 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

      Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2004.

      The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

      In Management's Discussion and Analysis of Results of Operations and Financial Condition, we refer to the Broselow-Luten System; Broselow; ComplianceBuilder; Limb-O and Misty-OX, all of which are trademarks of Vital Signs, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

      We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of June 30, 2005 and the related consolidated statements of income for the three months and nine months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
July 27, 2005

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	September 30, 2004
	(In thousands of dollars) (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$78,900	$76,468
Accounts receivable, less allowances for rebates and doubtful accounts of $6,888 and $8,725, respectively	30,640	31,876
Inventory	17,277	16,766
Prepaid expenses	3,774	2,816
Other current assets	1,524	1,596

Total Current Assets	132,115	129,522
Property, plant and equipment—net	29,644	29,900
Goodwill	77,206	69,506
Deferred income taxes	—	796
Other assets	7,777	5,952

Total Assets	$246,742	$235,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$5,995	$5,114
Accrued expenses	7,348	7,780
Accrued income taxes	3,513	3,387

Total Current Liabilities	16,856	16,281

Minority interest in subsidiary	3,591	3,172

Commitments and contingencies
Stockholders' Equity
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 12,616,405 and 12,715,243 shares, respectively	19,864	24,279
Accumulated other comprehensive income	1,495	3,059
Retained earnings	204,936	188,885

Stockholders' equity	226,295	216,223

Total Liabilities and Stockholders' Equity	$246,742	$235,676

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Net Revenues:
Net sales	$40,499	$37,355
Service revenue	8,193	8,316

	48,692	45,671

Cost of goods sold and services performed:
Cost of goods sold	18,990	17,141
Cost of services performed	4,430	4,666

	23,420	21,807

Gross profit	25,272	23,864

Operating expenses:
Selling, general and administrative	13,211	12,300
Research and development	1,923	1,868
Restructuring expense	(136)	—
Other expense (income)—net	(53)	260

Total operating expenses	14,945	14,428

Operating Income	10,327	9,436

Other income (expense)
Interest income	601	189

Income from continuing operations before provision for income tax and minority interest in income of consolidated subsidiary	10,928	9,625
Provision for income taxes	3,846	3,477

Income from continuing operations before minority interest in income of consolidated subsidiary	7,082	6,148
Minority interest in income of consolidated subsidiary	191	119

Income from continuing operations	6,891	6,029
Discontinued Operations:
Income from operations of Vital Pharma, net of income tax provision of $68 and $38	127	69

Net income	$7,018	$6,098

Earnings per Common Share:
Basic
Income per share from continuing operations	$0.55	$0.47
Income per share from discontinued operations	$0.01	$0.01

Net earnings per share	$0.56	$0.48

Diluted
Income per share from continuing operations	$0.54	$0.47

Income per share from discontinued operations	$0.01	$0.01

Net earnings per share	$0.55	$0.48

Basic weighted average number of shares outstanding	12,627	12,739
Diluted weighted average number of shares outstanding	12,806	12,830
Dividends paid per share	$0.07	$0.06

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended June 30,
	2005	2004
	(In thousands, except per share amounts)
Net Revenues:
Net sales	$116,916	$111,833
Service revenue	24,502	24,323

	141,418	136,156

Cost of goods sold and services performed:
Cost of goods sold	56,530	53,579
Cost of services performed	13,493	13,461

	70,023	67,040

Gross profit	71,395	69,116

Operating expenses:
Selling, general and administrative	37,815	37,370
Research and development	5,589	5,407
Restructuring expense	224	—
Other expense (income)—net	(159)	481

Total operating expenses	43,469	43,258

Operating Income	27,926	25,858

Other income (expense)
Interest income	1,234	574
Interest (expense)	(18)	(25)

Total other income	1,216	549

Income from continuing operations before provision for income tax and minority interest in income of consolidated subsidiary	29,142	26,407
Provision for income taxes	10,242	9,367

Income from continuing operations before minority interest in income of consolidated subsidiary	18,900	17,040
Minority interest in income of consolidated subsidiary	419	373

Income from continuing operations	18,481	16,667
Discontinued Operations:
Income (loss) from operations of Vital Pharma, net of income tax provision (benefit) of $51 and ($54)	95	(102)

Net income	$18,576	$16,565

Earnings (loss) per Common Share:
Basic
Income per share from continuing operations	$1.46	$1.30
Income (loss) per share from discontinued operations	$0.01	$(0.01)

Net earnings per share	$1.47	$1.29

Diluted
Income per share from continuing operations	$1.45	$1.29
Loss per share from discontinued operations	$0.00	$(0.01)

Net earnings per share	$1.45	$1.28

Basic weighted average number of shares outstanding	12,619	12,822
Diluted weighted average number of shares outstanding	12,783	12,946
Dividends paid per share	$0.20	$0.18

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,
	2005	2004
	(In thousands of dollars)
Cash Flows from Operating Activities:
Net income	$18,576	$16,565
(Income) loss from discontinued operations	(95)	102

Income from continuing operations	18,481	16,667
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation and amortization	4,406	3,368
Deferred income taxes	796	1,076
Stock option tax benefit	506	—
Minority interest in income of consolidated subsidiary	419	373
Changes in operating assets and liabilities:
Decrease in accounts receivable	911	2,688
Decrease in inventory	277	2,866
(Increase) decrease in prepaid expenses and other current assets	(951)	2,984
(Increase) decrease in other assets	(1,322)	686
Increase (decrease) in accounts payable	1,706	(1,698)
Decrease in accrued expenses	(433)	(4)
Increase in accrued income taxes	126	605
Increase in other liabilities	177	99

Net cash provided by continuing operations	25,099	29,710
Net cash provided by (used in) discontinued operations	95	(140)

Net cash provided by operating activities	25,194	29,570

Cash flows from investing activities:
Net proceeds from sales of assets of Vital Pharma	—	417
Net proceeds from sale of Vital Pharma real estate	—	1,222
Acquisition of Baxter disposable airways product line	(9,965)
Acquisition of property, plant and equipment	(2,126)	(3,186)
Capitalized software costs	(1,673)	(421)
Capitalized patent costs	(107)	(86)

Net cash used in investing activities	(13,871)	(2,054)

Cash flows from financing activities:
Dividends paid	(2,529)	(2,330)
Proceeds from exercise of stock options	2,996	1,099
Purchase of common stock	(7,883)	(7,620)
Principal payments on long-term debt and notes payable	—	(1,690)

Net cash used in financing activities	(7,416)	(10,541)
Effect of foreign currency translation	(1,475)	(105)

Net increase in cash and cash equivalents	2,432	16,870
Cash and cash equivalents at beginning of period	76,468	55,660

Cash and cash equivalents at end of period	$78,900	$72,530

Supplemental disclosures of cash flow information:
Cash paid during the nine months for:
Interest	$19	$65
Income taxes	$8,347	$5,614

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      1. The consolidated balance sheet as of June 30, 2005, the consolidated statements of income for the three months and nine months ended June 30, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended June 30, 2005 and 2004, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2005 and the results of operations for the three months and nine months ended June 30, 2005 and 2004, and the cash flows for the nine months ended June 30, 2005 and 2004, have been made.

      2. See the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the “Form 10-K”) for additional disclosures relating to the Company's consolidated financial statements.

      3. At June 30, 2005, the Company's inventory was comprised of raw materials of $11,250,000 and finished goods of $6,027,000. At September 30, 2004, the Company's inventory was comprised of raw materials of $10,563,000 and finished goods of $6,203,000.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Gross sales	$55,801	$50,786	$160,482	$150,035
Rebates	(14,293)	(12,445)	(40,769)	(35,199)
Other deductions	(1,009)	(986)	(2,797)	(3,003)

Net sales	40,499	37,355	116,916	111,833
Service revenues	8,193	8,316	24,502	24,323

Total net revenues	$48,692	$45,671	$141,418	$136,156

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

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Anesthesia	Respiratory Critical Care	Sleep	Pharmaceutical Technology Services	Consolidated
For the Three Months Ended June 30, 2005
Net revenues	$24,038	$10,515	$10,331	$3,808	$48,692
Gross profit	13,158	5,615	5,097	1,402	25,272
Gross profit percentage	54.7%	53.4%	49.3%	36.8%	51.9%
Operating income (loss)	6,736	2,946	543	102	10,327
2004
Net revenues	$20,716	$10,132	$10,976	$3,847	$45,671
Gross profit	11,670	5,573	5,194	1,427	23,864
Gross profit percentage	56.3%	55.0%	47.3%	37.1%	52.3%
Operating income	5,813	2,843	428	352	9,436
For the Nine Months Ended June 30, 2005
Net revenues	$65,489	$31,714	$31,862	$12,353	$141,418
Gross profit	35,242	16,808	14,698	4,647	71,395
Gross profit percentage	53.8%	53.0%	46.1%	37.6%	50.5%
Operating income (loss)	17,997	8,716	483	730	27,926
Total assets	130,145	63,025	34,710	18,658	246,538
Capital expenditures	2,607	653	587	59	3,906
2004
Net revenues	$58,715	$31,919	$34,152	$11,370	$136,156
Gross profit	31,724	17,396	15,563	4,433	69,116
Gross profit percentage	54.0%	54.5%	45.6%	39.0%	50.8%
Operating income	14,939	8,121	1,819	979	25,858
Total assets	112,917	61,385	36,227	18,412	228,941
Capital expenditures	1,407	765	1,075	446	3,693

      6. Other comprehensive income for the three months ended June 30, 2005 and 2004 consisted of:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net income	$7,018	$6,098	$18,576	$16,565
Foreign currency translation	(2,187)	62	(1,564)	460

Comprehensive income	$4,831	$6,160	$17,012	$17,025

      7. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation”, to require prominent disclosures in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect in measuring compensation expense. The Company has elected, in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and net income per common share for the three-month and nine-month period ended June 30, 2005 and 2004 would approximate the pro forma amounts indicated in the table below (dollars in thousands):

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2005	2004	2005	2004
Net income—as reported	$7,018	$6,098	$18,576	$16,565
Net income—Pro forma	6,615	5,759	17,692	15,727
Basic net income per common share—as reported	.56	.48	1.47	1.29
Diluted net income per common share—as reported	.55	.48	1.45	1.28
Basic net income per common share—Pro forma	.52	.45	1.40	1.23
Diluted net income per common share—Pro forma	.52	.44	1.38	1.22

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three and nine months ended June 30, 2005 and 2004, respectively: expected volatility of 33% and 50%, respectively, risk-free interest rate of 5.0% and 3.7%, respectively, dividend yield rate of .7% and .7%, respectively, and all options have expected lives of between five and ten years.

      8. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The new standard allows for two transition alternatives, either the modified-prospective method or the modified-retrospective method, although the Company has not completed its evaluation of SFAS 123(R) and therefore has not selected a transition method. The Company anticipates adopting the prospective method of SFAS 123(R) in the first quarter of fiscal 2006 but it has not yet determined the financial statement impact of adopting SFAS 123(R). On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123(R) will be suspended until January 1, 2006, for calendar year companies.

      In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's Consolidated Financial Statements.

      The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's financial position or results of operations.

      9. Included in the Company's revenues in the Anesthesia and Respiratory/Critical Care segments, are sales made to distributors. For the nine month period ended June 30, 2005, these sales accounted for approximately 25.8% of the net sales of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods to the end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Previously, the Company made this calculation by utilizing documentation provided by the distributor for shipments and inventory not yet shipped. During the second quarter of Fiscal 2005, the Company concluded that rebates due could be better measured

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

by utilizing current period rebate data to create an allocated rebate percentage (by distributor and product) and applying that percentage to the current period sales by distributor and product. Management believes there was no material difference between the two calculations for the periods presented herein.

      10. On March 2, 2005 the Company acquired a disposable airway management device business from a subsidiary of Baxter International, Inc. to improve the Company's market share in the anesthesia segment. The purchase price for the acquisition, including related costs, was approximately $10.1 million. The transaction includes the acquisition of certain manufacturing assets related to the business valued at approximately $1,259,000, as well as inventory including anesthesia circuits, face masks, heat and moisture exchanger filters and other associated anesthesia components valued at approximately $1,128,000. The excess of the purchase price over the fair value of the net assets acquired, which has been allocated to goodwill, was approximately $7,700,000, and is included in the anesthesia segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”). The results of operations of this business, including revenues of approximately $3,268,000, are included in the Company's results of operations from March 2, 2005.

      The following summary, pro forma, unaudited data of the Company reflects the acquisition of the Baxter disposable airway management device business as if the acquisition had occurred on October 1, 2003.

	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2005	2004	2005	2004
Net sales	$48,692	$48,411	$146,499	$145,479
Net income	7,018	6,625	19,578	18,412
Basic net income per common share	.56	.52	1.55	1.44
Diluted net income per common share	.55	.52	1.53	1.42

Such pro forma data is not necessarily indicative of future results of operations.

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

	For the Periods Ended June 30,
	2005	2004
Beginning balance	$69,506	$69,506
Goodwill acquired during the year (Footnote 10)	7,700	—

Ending balance	$77,206	$69,506

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward Looking Statements

      This Quarterly Report on Form 10-Q contains, and from time to time we expect to make, certain forward-looking statements regarding our business, financial condition and results of operations. The forward-looking statements are typically identified by the words “anticipates”, “believes”, “expects”, “intends”, “forecasts”, “plans”, “future”, “strategy”, or words of similar import. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), we intend to caution investors that there are important factors that could cause our actual results to differ materially from those projected in our forward-looking statements, whether written or oral, made herein or that may be made from time to time by or on behalf of us. Investors are cautioned that such forward-looking statements are only predictions and that actual events or results could differ materially from such statements. We undertake no obligation to publicly release the results of any revisions to our forward-looking statements to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

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

	Increase from Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004	Increase from Nine Months Ended June 30, 2005 Compared with Nine Months Ended June 30, 2004
Consolidated Statement of Operations Data:
Net revenues	6.6%	3.9%
Gross profit	5.9%	3.3%
Research and Development	2.9%	3.4%
Total operating expenses	3.6%	0.5%
Income from continuing operations	14.3%	10.9%
Net income	15.1%	12.1%

Comparison of Results for the Three-Month Period Ended June 30, 2005 to the Three-Month Period Ended June 30, 2004.

      Net Revenue. Net revenues for the three months ended June 30, 2005 increased by 6.6% (an increase of 6.0% excluding the favorable effect of foreign exchange) to $48.7 million as compared to $45.7 million in the comparable period last year. Of our total revenues, $36.8 million, or 75.6%, were derived from domestic sales and $11.9 million, or 24.47%, were derived from international sales. The following are the net revenues by business segment for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

REVENUE BY BUSINESS SEGMENT

	For the Quarter Ended June 30,
	2005	2004	Percent Change
	(Dollars in thousands)
Anesthesia	$24,038	$20,716	16.0%
Respiratory/Critical Care	10,515	10,132	3.8%
Sleep	10,331	10,976	(5.9%	)
Pharmaceutical Technology Services	3,808	3,847	(1.0%	)

	$48,692	$45,671	6.6%

      Sales of anesthesia products increased 16.0% from $20.7 million for the three months ended June 30, 2004 to $24.0 million for the three months ended June 30, 2005. The increase results primarily from an additional $2,480,000 of sales resulting from the acquisition of the Baxter disposable airway management product line on March 2, 2005, and a 41.7% increase in sales of Limb-O™, our patented anesthesia circuit, to $3,201,000. Domestic sales of anesthesia products increased 14.6%, from $18,984,000 for the three months ended June 30, 2004 to $21,762,000 for the three months ended June 30, 2005. International sales of anesthesia products increased 31.4%, from $1,732,000 for the three months ended June 30, 2004 to $2,276,000 for the three months ended June 30, 2005.

      Sales of respiratory/critical care products increased 3.8%, from $10.1 million for the three months ended June 30, 2004 to $10.5 million for the three months ended June 30, 2005, resulting from increases in sales of our ABG (25.4%) and Broselow-Luten System (18.7%) products. These increases were offset in part by a decrease of 17.9% in revenues from our Blood Pressure Cuff product line.

      Net revenues in the Sleep segment decreased 5.9% (a decrease of 8.0% excluding foreign exchange) from $11.0 million for the three months ended June 30, 2004 to $10.3 million for the three months ended June 30, 2005. The net revenues at Sleep Services of America (SSA), the Company's domestic sleep disorder diagnostic business, decreased 1.9%, resulting from the effect of closing certain sleep labs during fiscal 2004 with low operating profit. During the three months ended June 30, 2005, SSA has experienced an approximately 17% sales increase in the continuing sleep centers over the same period last fiscal year. Revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 8.6%, resulting from shipping delays resulting from the inability to receive a critical component in sufficient quantity.

      Service revenues in the Pharmaceutical Technology Services segment decreased 1.0%, from $3,847,000 for the three months ended June 30, 2004 to $3,808,000 for the three months ended June 30, 2005.

      Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 7.4% from $21.8 million for the three months ended June 30, 2004 to $23.4 million for the three months ended June 30, 2005.

      Cost of goods sold increased 10.8% from $17.1 million for the three months ended June 30, 2004 to $19.0 million for the three months ended June 30, 2005.Volume related increases of approximately $1.6 million, consistent with the increase in the Anesthesia and Respiratory/Critical Care segment revenues, increased direct labor costs of approximately $169,000 and foreign exchange increases of approximately $223,000 were offset by approximately $300,000 of volume related declines at our Breas subsidiary. Cost of services performed decreased 5.1% from $4.7 million for the three months ended June 30, 2004 to $4.4 million for the three months ended June 30, 2005. The decrease primarily reflects reductions in employee healthcare costs.

      Gross Profit. Our gross profit increased 5.9% reflecting the revenue increases described above—from $23.9 million for the three months ended June 30, 2004 to $25.3 million for the three months ended June 30, 2005. Our overall gross profit margin was 51.9% for the three months ended June 30, 2005 and 52.3% for the three months ended 2004. For gross profit information related to our four segments, refer to Footnote 5 of the Notes to Consolidated Financial Statements.

Operating Expenses

      Selling, and Administrative Expenses. Selling, general and administrative expenses increased 7.4%; from $12,300,000 for the three months ended June 30, 2004 to $13,211,000 for the three months ended June 30, 2005. The increase consists primarily of increased compensation costs of $453,000, increased freight expense of $194,000 relating to our sales volume increase, $84,000 for the impact of foreign exchange and $213,000 of other net cost increases.

      Research and Development Expenses. Research and development expenses increased by approximately $55,000, or 2.9%, from $1,868,000 for the three months ended June 30, 2004 to $1,923,000 for the three months ended June 30, 2005. The increase resulted from continued development efforts for the new Breas family of CPAP and ventilation equipment and increased R&D spending at our Thomas Medical Products subsidiary.

      Restructuring Expense. Restructuring expense for the three months ended June 30, 2005, included the reversal of $136,000 of costs related to the final shutdown of our California manufacturing plant.

      Other (Income) Expense—Net. Other income, net, included in operating expenses for the three months ended June 30, 2005, was $53,000 of consisting primarily of realized foreign exchange gains at our Breas and UK subsidiaries. Other expense, net, included in operating expense for the three months ended June 30, 2004, was $260,000 primarily consisting of $197,000 of costs associated with a failed acquisition attempt, severance and donations expense.

      Interest Income and Expense. Interest income increased $412,000 from $189,000 for the three months ended June 30, 2004 to $601,000 during the three months ended June 30, 2005, resulting from the increase in available cash and cash equivalents and increased interest rates.

      Provision for Income Taxes. The provision for income tax expense for the three months ended June 30, 2005 and 2004 was $3,846,000 and $3,477,000, respectively, reflecting effective tax rates of 35.2% and 36.1% for these periods, respectively.

      Discontinued Operations. The net gain from discontinued operations was $127,000 for the three months ended June 30, 2005, as compared to a $69,000 gain for the three months ended June 30, 2004.

Comparison of Results for the Nine-Month Period Ended June 30, 2005 to the Nine-Month Period Ended June 30, 2004.

      Net Revenue. Net revenues for the nine months ended June 30, 2005 increased by 3.9% (an increase of 2.9% excluding the favorable effect of foreign exchange) to $141.4 million as compared to $136.2 million in the comparable period last year. Of our total revenues, $105.2 million, or 74.4%, were derived from domestic sales and $36.2 million, or 26.6%, were derived from international sales. The following are the net revenues by business segment for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004:

REVENUE BY BUSINESS SEGMENT

	For the Nine Months Ended June 30,
	2005	2004	Percent Change
	(Dollars in thousands)
Anesthesia	$65,489	$58,715	11.5%
Respiratory/Critical Care	31,714	31,919	(0.6%	)
Sleep	31,862	34,152	(6.7%	)
Pharmaceutical Technology Services	12,353	11,370	8.6%

	$141,418	$136,156	3.9%

      Sales of anesthesia products increased 11.5% from $58.7 million for the nine months ended June 30, 2004 to $65.5 million for the nine months ended June 30, 2005. The increase results from a 48.4% increase in sales of Limb-O™, our patented anesthesia circuit, to $8,579,000 and $3,268,000 of additional sales resulting from the acquisition of the Baxter disposable airway management product line on March 2, 2005. Domestic sales of anesthesia products increased 10.2%, from $53,814,000 for the nine months ended June 30, 2004 to $59,283,000 for the nine months ended June 30, 2005. International sales of anesthesia products increased 26.6%, from $4,901,000 for the nine months ended June 30, 2004 to $6,206,000 for the nine months ended June 30, 2005.

      Sales of respiratory/critical care products decreased 0.6%, from $31.9 million for the nine months ended June 30, 2004 to $31.7 million for the nine months ended June 30, 2005. Declines in the sales of our blood pressure cuff (18.7%), ABG (1.7%) and Misty-OX (33.2%) product lines were partially offset by increases in our Broselow-Luten System (38%), CPAP (16.0%) and resuscitator (2.6%) product lines.

      Net revenues in the Sleep segment decreased 6.7% (a decrease of 10.2% excluding foreign exchange) from $34.2 million for the nine months ended June 30, 2004 to $31.9 million for the nine months ended June 30, 2005. The Net revenues at Sleep Services of America (SSA), the Company's domestic sleep disorder diagnostic business, decreased 6.2% resulting from the effect of closing certain sleep labs during fiscal 2004 with low operating profit. During the nine months ended June 30, 2005, SSA has experienced an approximately 17% sales increase in the continuing sleep centers over the same period of the last fiscal year. Also in this segment, revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 7.0%, resulting from shipping delays resulting from the inability to receive a critical component in sufficient quantity.

      Service revenues in the Pharmaceutical Technology Services segment increased 8.6%, from $11.4 million for the nine months ended June 30, 2004 to $12.4 million for the nine months ended June 30, 2005, resulting from a higher level of our ComplianceBuilder software revenue realized in the first quarter of fiscal 2005.

      Cost of Goods Sold and Services Performed. Cost of goods sold and services performed increased 4.4% from $67.0 million for the nine months ended June 30, 2004 to $70.0 million for the nine months ended June 30, 2005.

      Cost of goods sold increased $2.9 million, or 5.5%, from $53.6 million for the nine months ended June 30, 2004 to $56.5 million for the nine months ended June 30, 2005 resulting from sales volume related increases of approximately $3.0 million in our Anesthesia and Respiratory/Critical Care segments and foreign exchange increases of approximately $759,000, offset by sales volume related declines of approximately $844,000 at our Breas subsidiary. Cost of services performed remained at approximately $13.5 million for the nine months ended June 30, 2004 and 2005.

      Gross Profit. Our gross profit increased 3.3%, from $69.1 million for the nine months ended June 30, 2004 to $71.4 million for the nine months ended June 30, 2005. Our overall gross profit margin was 50.5% for the nine months ended June 30, 2005 representing a decrease from the 50.8% achieved in the nine months ended June 30, 2004. For gross profit information related to our four segments, refer to Footnote 5 of the Notes to Consolidated Financial Statements.

Operating Expenses

      Selling, and Administrative Expenses. Selling, general and administrative expenses increased 1.2%, from $37.4 million for the nine months ended June 30, 2004 to $37.8 million for the nine months ended June 30, 2005. The $400,000 increase consists primarily of foreign exchange at Breas of approximately $424,000, increased marketing and selling expense of $245,000 at our Breas subsidiary, increase in freight expense of $268,000 (paralleling the increased sales volume) and increased healthcare costs of $190,000. Partially offsetting these increases were declines in legal expenses of $461,000 (primarily related to the audit committee investigation during the first quarter of fiscal 2004) and reductions in workers compensation expense of $253,000.

      Research and Development Expenses. Research and development expenses increased 3.4%, from $5.4 million for the nine months ended June 30, 2004 to $5.6 million for the nine months ended June 30, 2005. The Company continues to invest in the development of the new Breas family of Sleep CPAP and ventilation equipment, and single use products for anesthesia, respiratory and critical care as well as invest in the development of new products at our Thomas Medical Products subsidiary.

      Restructuring Expense. Restructuring expense for the nine months ended June 30, 2005, included costs of $224,000 related to the closing of our California manufacturing plant.

      Other (Income) Expense—Net. Other income-net for the nine months ended June 30, 2005 was $159,000, consisted primarily of legal settlement ($80,000), gain on sale of fixed assets ($31,000) and realized foreign exchange gain at our Breas and UK subsidiaries ($177,000), offset by donation ($66,000) and severance expense ($65,000). Other expense-net for the nine months ended June 30, 2004 was $481,000, consisted primarily of the costs associated with a failed acquisition attempt ($197,000), donation ($132,000) and severance ($197,000) expense. These costs were partially offset by realized foreign exchange gain at our Breas subsidiary ($53,000).

Other Items

      Interest Income and Expense. Interest income increased $660,000, from $574,000 for the nine months ended June 30, 2004 to $1,234,000 during the nine months ended June 30, 2005, resulting from the increase in available cash and cash equivalents and increased interest rates.

      Provision for Income Taxes. The provision for income tax expense for the nine months ended June 30, 2005 and 2004 was $10,242,000 and $9,367,000, respectively, reflecting effective tax rates of 35.1% and 35.5%.

      Discontinued Operations. The net gain from discontinued operations was approximately $95,000 for the nine months ended June 30, 2005 and the net loss was approximately $102,000 for the nine months ended June 30, 2004.

Liquidity and Capital Resources

      Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements through internally generated cash flow. At June 30, 2005, we had cash and cash equivalents of approximately $78.9 million and no long-term debt. We have a $20 million line of credit with JP Morgan Chase Bank. There were no amounts outstanding on the JP Morgan Chase Bank line of credit at June 30, 2005.

      Vital Signs continues to generate cash flows from its operations. During the nine-months ended June 30, 2005 operating activities provided $25.2 million net cash. Investing activities used $13.9 million, including the $10 million acquisition of the Baxter disposable airway management product line and capital additions of $3.9 million. Financing activities used $7.4 million, consisting of $7.9 million for the repurchase of common stock, and $2.5 million paid for dividends, which were offset by $3.0 million of cash received from the exercise of stock options.

      Cash and cash equivalents were $78.9 million at June 30, 2005 as compared to $76.5 million at September 30, 2004. At June 30, 2005 our working capital was $115.3 million compared to $113.3 million at September 30, 2004. At June 30, 2005, the current ratio was 7.9 to 1 and at September 30, 2004 the current ratio was 8.0 to 1.

      Capital additions for the nine month period ended June 30, 2005 were approximately $3.9 million, and included expenditures for the capitalized costs of software development ($1.7 million); computer hardware and software to upgrade MIS systems ($533,000), tools and molding at our Breas facility ($479,000), molds and equipment at both our Thomas Medical Products facility ($363,000) and our Colorado manufacturing plant ($289,000); equipment and building improvements at our New Jersey facility ($232,000); new laboratory equipment ($174,000) for the sleep labs at SSA, and patents ($107,000). We expect that our total capital expenditures for fiscal 2005 should not exceed our total capital spending of $5.3 million in fiscal 2004. This statement represents a forward-looking statement under the Reform Act. Actual results could differ materially from this statement for a number of reasons, including the possibility that the Company may determine that its business requires new equipment in order to meet competitive and/or technological challenges.

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

      Our Board of Directors has authorized a total expenditure of up to $35 million for the repurchase of Vital Signs' stock, including the expenditure of an additional $15 million authorized by our Board of Directors on February 8, 2005. From fiscal 2003 through June 30, 2005, we had repurchased 585,500 shares for $18.6 million, at an average price of $31.78 per share. During the three-month period ended June 30, 2005, we repurchased 31,700 shares for $1.3 million at an average price of $42.29 per share. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice.

      Our Board of Directors has approved $2,529,000 in dividends (amounting to $.21 per share) in the current nine-month fiscal period.

Critical Accounting Principles and Estimates

      The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2004 Form 10-K for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, allowances for rebates and doubtful accounts, allowances for inventory, valuation of long-lived and intangible assets and legal contingencies.

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

      Our international net revenue represents approximately 25.6% of our total net revenues. Our Breas subsidiary, located in Sweden, represents 54.5% of our total international net revenues. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions (i.e. foreign exchange forward or option contracts) as of June 30, 2005.

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

PART II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      The following table provides information about purchases made by the Company of its common stock during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c)(1) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)(1) Maximum Dollar Amount That May Yet be Purchased Under the Plans or Programs
4/1/2005—4/30/2005	—	—	—	$17,712,979
5/1/2005—5/31/2005	10,400	$42.10	10,400	$17,274,753
6/1/2005—6/30/2005	21,300	$42.39	21,300	$16,370,986

Total	31,700	$42.29	31,700	$16,370,986

(1)	In May 2004, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs' stock. Any purchases under Vital Signs' stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. On February 8, 2005 our Board of Directors authorized the expenditure of an additional $15 million for the repurchase of Vital Signs stock.

Item 4. Submission of Matters to a Vote of Security Holders

      The annual meeting of our shareholders was held on June 10, 2005. At that meeting, each of the nominees for election to the Board, as identified in our proxy statement, was elected. The Board of Directors nominated 2 directors whose terms will expire in 2008. The following number of shares was voted for and against each nominee:

Nominee	Votes For	Authority Withheld
Terry D. Wall	11,853,214	79,865
Barry Wicker	11,988,477	79,602

Item 6. Exhibits

Exhibits
31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL SIGNS, INC.

By:	/s/ William Craig

William Craig Chief Financial Officer

Date: August 9, 2005

EXHIBIT INDEX

Exhibits
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to ¶ 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to ¶ 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.