Form 10-K/A
period 2005-09-30
VITAL SIGNS INC
filed 2005-12-23
CIK 865846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER 0-18793

VITAL SIGNS, INC.

(Exact name of registrant as specified in its charter)

New Jersey	11-2279807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Campus Road, Totowa, New Jersey 07512; (973) 790-1330

(Address and telephone number, including area code,

of registrant’s principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, no par value

                Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒ No

                Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)☒ Yes ☐ No

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐Yes ☒ No

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

Number of shares of Common Stock outstanding as of November 30, 2005: 12,597,844

Documents incorporated by reference: None

INTRODUCTORY NOTE: THIS AMENDMENT NO. 1 IS FILED SOLELY IN ORDER TO ADD THE INFORMATION REQUIRED BY PART III OF FORM 1O-K. PURSUANT TO APPLICABLE INSTRUCTIONS, WE HAVE ALSO REPRINTED ITEM 15 AND INCLUDED THE CERTIFICATIONS CONTEMPLATED BY SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002.

PART III

Item 10. Directors of the Registrant

The following table presents certain information regarding the directors of Vital Signs, Inc. (the “Company”):

Name and Age (A)	Director Since	Business Experience (B)

Terry D. Wall, 64	1972	President and Chief Executive Officer of the Company.

David J. Bershad, 64	1991	An attorney and member of the law firm of Milberg Weiss Bershad & Schulman LLP.

Howard W. Donnelly, 44	2002

President and a principal of Concert Medical, LLC, a contract manufacturer to medical device companies. Mr. Donnelly also is a principal in two early stage medical device companies, Macosta Medical USA LLC, a company focused on anesthesia, and Thermics Inc., a company focused on hypothermia management. From 1999 to 2002, he was President of Level 1, Inc., a medical device manufacturer and a wholly-owned subsidiary of Smith Industries. From 1990 to 1999, he was employed by Pfizer Inc., with his last position being Vice President of Business Planning and Development for Pfizer’s Medical Technology Group. Mr. Donnelly also serves on the board of directors of AngioDynamics Inc.

David H. MacCallum, 68	2002

Since April 2000, he has been a managing partner of Outer Islands Capital, a private equity partnership. From 1999 to November 2001, he served as the global head of health care investment banking for Salomon Smith Barney, an investment banking firm. From 1998 to 1999, he served as executive vice president, head of health care, for ING Baring Furman Selz, an investment banking firm. From 1994 to 1998, he served as the global head of health care investment banking for Union Bank of Switzerland, an investment banking firm. From 1983 to 1992, he served as Managing Director and head of the health care business at Hambrecht & Quist, an investment banking firm. From 1992 to 1994, in addition to his responsibilities for the health care business at Hambrecht & Quist, he was co-head of investment banking. Mr. MacCallum is also a director of ManKind Corp. and ZymoGenetics, Inc.

Richard L. Robbins, 65	2003

Senior Vice President, Financial Reporting and Control and Principal Financial Officer of Footstar, Inc., a nationwide retailer of footwear, since 2003. From July 2002 to October 2003, he was a Partner of Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, he was a partner in the accounting firm of Arthur Andersen LLP. Mr. Robbins is a member of the board of directors and Audit Committee of BioScrip, Inc., a company engaged in providing pharmaceutical care solutions. On March 3, 2004, Footstar, Inc. announced that, in order to effect a financial and operational restructuring, it and substantially all of its

		subsidiaries filed voluntary petitions on March 2, 2004 with the U.S. Bankruptcy Court for the Southern District of New York for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

George A. Schapiro, 58	2003

Since 1991, he has served as a management consultant and/or director of a number of private companies. He is also Executive Vice President, Director, and Executive Committee member of the Anesthesia Patient Safety Foundation. From 1976 to 1991, he was President and CEO of Andros Incorporated, a supplier of gas analyzers to the patient monitoring industry. Previously, he was employed by the Hewlett-Packard Company where, from 1974 to 1976, he was responsible for that company's patient monitoring product line.

Barry Wicker, 65	1985

Executive Vice President of Vital Signs since 1985, with primary responsibility for sales and marketing. He has also served as our Chief Operating Officer since June 2005. Mr. Wicker joined Vital Signs in 1978 as National Sales Manager and became Vice President--Sales in 1981.

______________
(A)	Ages are presented as of September 30, 2005.
(B)	In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years.

Board committees

Our board of directors currently has three standing committees; an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is comprised of Mr. Robbins, Mr. Donnelly and Mr. Schapiro, the Compensation Committee is comprised of Mr. Donnelly and Mr. MacCallum and the Nominating Committee is comprised of Mr. Bershad, Mr. Donnelly, Mr. MacCallum, Mr. Robbins and Mr. Schapiro.

Audit Committee. The Audit Committee is responsible for reviewing significant audit and accounting principles, policies and practices and for meeting with our independent accountants. This committee monitors our corporate financial reporting and our internal and external audits. The functions of this committee include evaluating our internal accounting controls, nominating independent auditors, and apprising the board of any significant financial matters that require board attention. Our board of directors has determined that Richard L. Robbins is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

Compensation Committee. The Compensation Committee administers our stock option plans and investment plan and is also responsible for determining the compensation of our chief executive officer and other executive officers.

Nominating Committee. The Nominating Committee evaluates candidates for our board of directors and has adopted a charter describing the minimum qualifications for such candidates and the qualities or skills that are necessary for directors to possess. All members of the Nominating Committee are “independent directors” as defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended September 30, 2005, except that Alex Chanin, an executive officer of the Company, filed a late Form 4 for an option exercise and a sale of shares that occurred on March 4, 2005 and, as previously reported in last year’s proxy statement, David J. Bershad, a director of the Company, filed a late Form 4 (in fiscal 2005) for an option exercise that occurred on September 7, 2004.

Audit Committee Composition and Financial Expert

The Company has a separately designated standing Audit Committee, which presently consists of Messrs. Robbins, Donnelly, and Schapiro. The Company's Board of Directors has determined that Richard L. Robbins, the Chairman of the Company's Audit Committee, is an “audit committee financial expert” (as defined by Item 401(h) of the SEC's Regulation S-K) and that Mr. Robbins is an “independent” (as that term is defined in Item 7(d)(3)(iv) of the SEC's Schedule 14A) director.

Code of Ethics

The Company has adopted a code of ethics which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code of ethics is incorporated by reference as Exhibit 14.1 to this Annual Report on Form 10-K. The Company has also adopted a code of ethics which applies to general employees. Copies of both codes of ethics have been posted on the Company's Website, which may be accessed on the Internet at www.vital-signs.com. Once at this Website, you may review each code of ethics by clicking on “Code of Ethics” found on the home page.

Item 11. Executive Compensation

The following table sets forth, for the fiscal years ended September 30, 2005, 2004 and 2003, the annual and long-term compensation of the Company's Chief Executive Officer, the other individuals who served as executive officers of the Company at the end of fiscal 2005 and received greater than $100,000 in salary and bonus during fiscal 2005 and Anthony Martino, who was first designated as an executive officer in November 2005 (collectively, the “Named Officers”):

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus(A)	Other Annual Compensation (B)	Common Shares Subject to Options Granted(#)	All Other Compensation (C)

Terry D. Wall.	2005	$313,096	$60,381	$7,800	50,000	$5,629
President and Chief Executive	2004	233,077	11,138	6,450	—	4,721
Officer	2003	225,000	10,735	6,000	—	4,279
C. Barry Wicker	2005	172,194	38,061	7,800	—	3,890
Executive Vice President,	2004	151,976	5,241	6,450	—	3,626
Sales	2003	151,250	7,331	6,000	—	4,398
William Craig(D)	2005	103,923	3,712	—	25,000	1,072
Executive Vice President, Chief Financial Officer
Alex Chanin	2005	166,350	22,275	9,000	—	3,892
Chief Information Officer	2004	152,885	—	9,000	10,000	3,696
	2003	130,000	65,000	6,000	—	1,606
Anthony P. Martino	2005	145,481	25,984	7,800	—	3,754
Executive Vice President	2004	137,707	6,608	6,450	—	3,437
Quality and Regulatory	2003	130,000	6,325	6,325	25,000	3,186

_____________

(A)

Reflects bonuses in the fiscal year earned, which may not correspond with the fiscal year paid. Bonuses earned in fiscal 2005 were awarded under the Company's Well-Pay Policy and in conjunction with the Company's performance incentive program. The Well-Pay Policy covers all Company personnel working in the Company's headquarters in Totowa, New Jersey and in certain of the Company's subsidiaries. Under the Policy, an additional day's pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $400 are earned by employees having perfect attendance for one or more consecutive years.

(B)	Comprised entirely of monthly car allowances.
(C)

“Compensation” reported under this column for the year ended September 30, 2005 includes: (i) contributions of $3,907, $2,617, $0, $2,630 and $2,624 respectively, for Messrs. Wall, Wicker, Craig, Chanin and Martino respectively, to the Company's 401(k) Plan on behalf of the Named Officers to match pre-tax elective deferral contributions (included under “Salary”) made by each Named Officer to that Plan and (ii) premiums of $1,722, $1,273, $1,072, $1,262 and $1,130 respectively, with respect to life insurance purchased by the Company for the benefit of Messrs. Wall, Wicker, Craig, Chanin and Martino, respectively.

(D)	Mr. Craig joined the Company in March 2005.

Stock Options

The following table contains information regarding the grant of stock options to the Named Officers during the year ended September 30, 2005. In addition, in accordance with rules adopted by the Securities and Exchange Commission (the “SEC”), the following table sets forth the hypothetical gains or “options spreads” that would exist for the respective options assuming rates of annual compound price appreciation in the Company’s Common Stock of 5% and 10% from the date the options were granted to their final expiration date.

Options/SAR Grants in Last Fiscal Year
Individual Grants	Potential Realizable Value at Assumed Annual Rates of Stock Appreciation for Option Term
Name	Number of Securities Underlying Options/SARs Granted(#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	5%($)	10%($)
Terry D. Wall	50,000	31.23%	$41.26	2/8/2015	$1,297,410	$3,287,891
C. Barry Wicker	—	—	—	—	—	—
William Craig	25,000	15.62%	$41.20	3/14/2015	$647,761	$1,641,555
Alex Chanin	—	—	—	—	—	—
Anthony P. Martino	—	—	—	—	—	—

The following table provides data regarding option exercises by the Named Officers in the last fiscal year and the number and value of shares of the Company’s Common Stock covered by both exercisable and non-exercisable stock options held by the Named Officers at September 30, 2005. The closing sales price of the Company’s Common Stock on September 30, 2005 was $46.09.

Aggregate Option Exercises in Last Fiscal Year

and Fiscal Year End Values

			Number of Shares Underlying Unexercised Options at Year End		Value of Unexercised In The Money Options at Year End
	Shares Acquired on Exercise	Value Realized($)	Exercisable	Unexercisable	Exercisable($)	Unexercisable($)
Terry D. Wall	—	—	103,952	50,000	2,450,765	241,500
C. Barry Wicker	—	—	55,884	—	1,324,773	—
William Craig	—	—	—	25,000	—	122,250
Alex Chanin	3,324	41,608	2,500	7,500	43,925	131,775
Anthony P. Martino	—	—	12,774	12,500	238,919	232,250

Arrangements with Directors

The Company’s 2002 Stock Incentive Plan provides that each non-employee director will automatically receive options covering 4,000 shares of Common Stock (with an exercise price equal to fair market value on the date of grant) on an annual basis and is entitled to receive additional options at the discretion of the committee administering the 2002 Stock Incentive Plan. One half of the automatic option grants made to non-employee directors under the 2002 Stock Incentive Plan vest immediately at the time of grant. Half of the balance may be exercised commencing one year after the date of grant and the remainder may be exercised commencing two years after the date of grant.

In addition, the chairman of the audit committee and the chairman of the compensation committee each receive an annual option grant covering 2,000 shares of Common Stock and each member of the audit committee and the compensation committee receives an annual option grant covering 1,000 shares of Common Stock.

Each non-employee director receives a quarterly retainer of $2,000, $1,000 for each board meeting attended in person, $200 for each board meeting participated in by telephone and $500 for each committee meeting attended.

During fiscal 2005, Mr. MacCallum was granted options to purchase 9,000 shares at $39.66 per share, Mr. Robbins was granted options to purchase 10,000 shares at $39.66 per share, Mr. Schapiro was granted options to purchase 9,000 shares at $39.66 per share, Mr. Donnelly was granted options to purchase 11,000 shares at $39.66 per share and Mr. Bershad was granted options to purchase 8,000 shares at $39.66 per share. During fiscal 2005, the directors of the

Company received board fees amounting to $10,600 for Mr. MacCallum, $11,100 for Mr. Robbins, $11,100 for Mr. Schapiro, $10,400 for Mr. Donnelly and $9,400 for Mr. Bershad.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee, nor anyone who served on the Compensation Committee during the fiscal year ended September 30, 2005, is an officer, employee or former officer of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Common Stock as of December 22, 2005 by (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock, including trusts maintained for the benefit of the children of Terry D. Wall, the Company’s principal shareholder and chief executive officer; and an estate planning trust established by Terry D. Wall, (ii) each Named Officer (as defined herein) and director of the Company; and (iii) all directors and current executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options were exercisable by February 20, 2006.

Shareholder	Number	Percent (14)
Terry D. Wall (1)(2)	2,277,987	17.9%
John Brown, as trustee of trusts for the benefit of the children of Terry D. Wall (1)(3)	2,420,327	19.2%
Bank of America Trust Company of Delaware, N.A., as trustee of the TW 2005 Trust (1)(4)	2,000,000	15.9%
C. Barry Wicker (5)	328,527	2.6%
David J. Bershad (6)	128,523	1.0%
Howard W. Donnelly (7)	23,500	*
David H. MacCallum (8)	17,750	*
Richard L. Robbins (9)	19,000	*
George A. Schapiro (10)	17,625	*
Alex Chanin (11)	2,500	*
Anthony P. Martino (12)	12,799	*
William Craig (13)	—	*
All directors and current executive officers as a group (ten persons) (14)	2,828,211	21.9%

______________
*	Represents less than one percent.
(1)	The business address of Mr. Wall and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512.
(2)

Includes 1,417,894 shares owned by Mr. Wall directly, 706,748 shares owned by Carol Vance Wall, Mr. Wall’s wife, 36,893 shares held in the Company’s 401(k) plan on Mr. Wall’s behalf and 116,452 shares covered by options exercisable by Mr. Wall. Excludes 2,420,327 shares held in trust for the benefit of the Walls’ children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall), 2,000,000 shares held by the TW 2005 Trust (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Mr. Wall and Carol Vance Wall. Mr. Wall and Carol Vance Wall have pledged 2,041,272 shares as collateral to a brokerage firm as security for a loan made to them. Based on the closing sale price of the Common Stock on December 22, 2005, the value of the shares held as collateral on this loan represented approximately seven times the outstanding balance on this loan as of December 22, 2005. If this loan is called, the shares collateralizing such loan may be sold in the market. The number of shares so sold in the market may negatively impact the market price of the Common Stock.

(3)

As trustee of the trusts maintained for the benefit of the adult children of Terry D. Wall, Mr. Brown has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable Securities and Exchange Commission regulations. The trusts, each of which owns approximately one-half of such 2,420,327 shares, have pledged 2,374,776 of their shares as collateral to a financial institution to secure loans made to them. Based on the closing sale price of the Common Stock on December 22, 2005, the value of the shares held as collateral on these loans represented approximately nine times the outstanding balance on these loans as of December 22, 2005. If these loans are called, the shares collateralizing such loans may be sold in the market. The number of shares so sold in the market may negatively impact the market price of the Common Stock.

(4)

Terry Wall has established the TW 2005 Trust as an estate planning trust and contributed 2,000,000 shares of Common Stock to the Trust. Pursuant to the terms of the Trust, any one of four members of a committee may cause the assets of the Trust to be transferred to Terry Wall. Alternatively, if the four members of the committee agree, the assets of the Trust could be transferred, in equal one fourth interests, to the members of the committee, who are also the beneficiaries of the Trust. The four members of the committee are Mr. Wall’s two adult children, Mr. Wall’s brother and Mr. Wall’s sister.

(5)

Includes 256,927 shares owned by Mr. Wicker directly, 15,716 shares held in the Company’s 401(k) plan on Mr. Wicker’s behalf, and 55,884 shares covered by options exercisable by Mr. Wicker. Excludes shares held in insurance trusts maintained for the benefit of Mr. Wicker’s children, which shares may not be voted or disposed of by Mr. Wicker or his wife.

(6)

Includes 52,641 shares owned by Mr. Bershad directly, 2,000 shares owned by Mr. Bershad’s wife as to which Mr. Bershad disclaims beneficial ownership, and 73,882 shares covered by options exercisable by Mr. Bershad.

(7)	These 23,500 shares are covered by options exercisable by Mr. Donnelly.
(8)	These 17,750 shares are covered by options exercisable by Mr. MacCallum.
(9)	These 19,000 shares are covered by options exercisable by Mr. Robbins.
(10)	These 17,625 shares are covered by options exercisable by Mr. Schapiro.
(11)	These 2,500 shares are covered by options exercisable by Mr. Chanin.
(12)	In the table above, we have included 25 shares held in the Company’s 401(k) plan on Mr. Martino’s behalf and 12,774 shares are covered by options exercisable by Mr. Martino.
(13)	None of Mr. Craig’s stock options will be vested as of February 20], 2006.
(14)

Includes 339,367 shares covered by options exercisable by the Company’s executive officers and directors, and 52,634 shares held in the Company’s 401(k) plan. Does not include shares which have been excluded from the beneficial ownership of Mr. Wall or Mr. Wicker as described in footnotes 2 and 5 above.

(15)	Percent of class is based on 12,598,044 shares of Common Stock outstanding on December 22, 2005.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 (the “Act”) and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the independent accountants, Goldstein Golub Kessler LLP (“GGK”) and American Express Tax and Business Services (“TBS”), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

Through September 30, 2005, GGK had a continuing relationship with TBS, from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services.  Subsequent to September 30, 2005, this relationship ceased and GGK established a similar relationship with RSM McGladrey, Inc. (“RSM”). GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Fees. Audit fees billed or expected to be billed to Vital Signs, Inc. by GGK for the audit of the financial statements included in Vital Sign’s Annual Report on Form 10-K, and reviews of the financial statements included in Vital Sign’s Quarterly Reports on Form 10-Q, for the fiscal years ended September 30, 2005 and 2004 totaled approximately $544,000 and $278,000, respectively.

Audit-Related Fees. The Company was billed $59,000 and $102,000 by GGK and TBS for the fiscal years ended September 30, 2005 and 2004, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above.

Tax Fees. The Company was billed an aggregate of $24,000 and $56,000 by TBS for the fiscal years ended September 30, 2005 and 2004, respectively, for Tax services, principally advice regarding the preparation of income tax returns, tax advice and planning services related to income tax returns.

All Other Fees. There were no billings for other services provided by GGK during the fiscal years ended September 30, 2005 and 2004.

Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of Audited-Related Fees and Tax Fees are compatible with maintaining the independence of the Company’s principal accountant.

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

(table continued on next page)

(table continued from last page)

Exhibit		Description
10.7	—	Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003

10.8	—	Vital Signs 2003 Investment Plan, is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.

14.1	—	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Goldstein Golub Kessler LLP.

24.1	—	Power of Attorney.

31.1*	—	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed again with Amendment No. 1.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of December, 2005.

VITAL SIGNS, INC.
By:	/s/ William Craig
William Craig Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

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

(table continued on next page)

(table continued from last page)

Exhibit		Description
10.7	—	Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003

10.8	—	Vital Signs 2003 Investment Plan, is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.

14.1	—	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Goldstein Golub Kessler LLP.

24.1	—	Power of Attorney.

31.1*	—	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed again with Amendment No. 1.