Form 10-Q
period 2005-12-31
VITAL SIGNS INC
filed 2006-02-01
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

973-790-1330
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          At January 15, 2006, there were 12,600,044 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

          Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.

          The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

          In this report, any references to “Vital Signs,” “we,” “us” and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar™, Actar D-Fib™, Aspirator™, Aspirator Plus™,BabyBlue II™, Babysafe™, Breas™, Breas HA50™, Breas PV10™, Breas PV10i™, Breas PV101™, Breas PV102™, Breas PV403™, Breas PV501™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO 2™, Cleencuff™, Code Blue II™, CUFF-ABLE™, Gas-Lyte™, Greenlight II™, iMask™, INFUSABLE®, iSleep™, Kurtis MSD™, Limb-Ø™, Micro ABG™, Misty OX®, Pedi Blue II™, Quick-ABG™, SURE-LOK™, TurboHeater™, T-Wall™, Vital Seal™, Vital View™, Vital View II™, Vivo 30™, and Vivo 40™ are our trademarks. We also have several registered and unregistered color scheme trademarks related to the Broselow product line. Any other trademarks used in this report are the property of their respective owners.

          When we refer to our fiscal year in this report, we are referring to the fiscal year ended on September 30 of that year. Thus, we are currently operating in our fiscal 2006, which commenced on October 1, 2005. Unless the context expressly indicates a contrary intention, all references to years in this prospectus are to our fiscal years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

          We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of income and cash flows for the three months ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

          We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated November 29, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

         Effective October 1, 2005, Vital Signs, Inc. changed its method of accounting for stock options. The effects of these changes are disclosed in Note 6.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
January 26, 2006

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005

	(In thousands of dollars)
	(Unaudited)

A S S E T S
Current Assets:
Cash and cash equivalents	$86,033	$81,767
Accounts receivable, less allowances for rebates and doubtful accounts of $9,709 and $7,821, respectively	31,327	34,417
Inventory	18,977	16,659
Prepaid expenses	2,633	2,917
Other current assets	1,351	1,016

Total Current Assets	140,321	136,776
Property, plant and equipment—net	30,043	29,938
Goodwill	79,252	77,167
Deferred income taxes	957	1,141
Other assets	8,995	8,680

Total Assets	$259,568	$253,702

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current Liabilities:
Accounts payable	$6,323	$6,347
Accrued expenses	6,837	8,203
Accrued income taxes	4,043	2,671

Total Current Liabilities	17,203	17,221

Minority interest	3,959	3,775

Commitments and contingencies
Stockholders’ Equity
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 12,598,044 and 12,593,579 shares, respectively	19,330	18,832
Accumulated other comprehensive income	1,465	2,012
Retained earnings	217,611	211,862

Stockholders’ equity	238,406	232,706

Total Liabilities and Stockholders’ Equity	$259,568	$253,702

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three
	Months Ended
	December 31,

	2005	2004

	(In thousands, except per share amounts)

Net Revenues:
Net sales	$38,523	$37,257
Service revenue	9,207	8,441

	47,730	45,698

Cost of goods sold and services performed:
Cost of goods sold	18,504	18,514
Cost of services performed	5,023	4,475

	23,527	22,989

Gross profit	24,203	22,709

Operating expenses:
Selling, general and administrative	12,723	12,008
Research and development	1,658	1,784
Restructuring charge	—	55
Other expense - net	46	38

Total operating expenses	14,427	13,885

Operating Income	9,776	8,824

Other income
Interest income	578	259

Income from continuing operations before provision for income tax and minority interest	10,354	9,083
Provision for income taxes	3,509	3,151

Income from continuing operations before minority interest	6,845	5,932
Minority interest in net income of subsidiary	184	109

Income from continuing operations	6,661	5,823
Discontinued Operations:
Loss from operations of Vital Pharma, net of income tax provision of $1 and $47	1	90

Net income	$6,660	$5,733

Earnings per Common Share:
Basic
Income per share from continuing operations	$0.53	$0.46
Income (loss) per share from discontinued operations	$0.00	$(0.01)

Net earnings per share	$0.53	$0.45

Diluted
Income per share from continuing operations	$0.53	$0.46
Income (loss) per share from discontinued operations	$0.00	$(0.01)

Net earnings per share	$0.53	$0.45

Basic weighted average number of shares outstanding	12,592	12,618
Diluted weighted average number of shares outstanding	12,682	12,771
Dividends declared and paid per common share	$0.07	$0.06

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended December 31,

	2005	2004

	(In thousands of dollars)
Cash Flows from Operating Activities:
Net income	$6,660	$5,733
Loss from discontinued operations	1	90

Income from continuing operations	6,661	5,823
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation and amortization	1,258	1,168
Deferred income taxes	6	366
Stock compensation expense	382	—
Minority interest in net income of subsidiary	184	284
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,959	1,003
(Increase) in inventory	(2,414)	(429)
(Increase) in prepaid expenses and other current assets	(73)	(17)
(Increase) in other assets	(207)	(488)
Increase (decrease) in accounts payable	352	(1,361)
Decrease in accrued expenses	(1,134)	(532)
Increase in accrued income taxes	1,372	1,076
Increase in other liabilities	—	311

Net cash provided by continuing operations	9,346	7,204
Net cash provided by (used in) discontinued operations	(1)	(90)

Net cash provided by operating activities	9,345	7,114

Cash flows from investing activities:
Acquisition of assets of Futall AB	(2,283)	—
Acquisition of property and equipment	(1,256)	(338)
Capitalized software costs	(259)	(741)
Capitalized patent costs	(85)	(52)

Net cash used in investing activities	(3,883)	(1,131)

Cash flows from financing activities:
Dividends paid	(910)	(767)
Tax benefit on stock options	55	—
Proceeds from exercise of stock options	278	775
Purchase of common stock	(217)	(3,974)

Net cash used in financing activities	(794)	(3,966)
Effect of foreign currency translation	(402)	1,398

Net increase in cash and cash equivalents	4,266	3,415
Cash and cash equivalents at beginning of period	81,767	76,468

Cash and cash equivalents at end of period	$86,033	$79,883

Supplemental disclosures of cash flow information:
Cash paid during the three months for:

Income taxes	$1,558	$1,418

(See Notes to Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1. The consolidated balance sheet as of December 31, 2005, the consolidated statements of income for the three months ended December 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended December 31, 2005 and 2004, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2005 and the results of operations for the three months ended December 31, 2005 and 2004, and the cash flows for the three months ended December 31, 2005 and 2004, have been made.

          2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements.

          3. At December 31, 2005, the Company’s inventory was comprised of raw materials of $13,136,000 and finished goods of $5,841,000. At September 30, 2005, the Company’s inventory was comprised of raw materials of $11,142,000 and finished goods of $5,517,000.

          4. The Company has aggregated its business units into four reportable segments, Anesthesia, Respiratory/Critical Care, Sleep Disorder and Pharmaceutical Technology Services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore the operating profit, total assets, and capital expenditures are not specifically identifiable. However the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Management evaluates performance on the basis of the gross profits and operating results of the four business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Respiratory		Pharmaceutical
		Critical	Sleep	Technology
	Anesthesia	Care	Disorders	Services	Consolidated

Three Months Ended	(dollars in thousands)
December 31,

2005
Net revenues	$22,348	$10,560	$10,176	$4,646	$47,730
Gross profit	11,409	5,840	5,359	1,595	24,203
Gross profit percentage	51.1%	55.3%	52.7%	34.3%	50.7%
Operating income	5,537	2,617	1,142	480	9,776
Total assets	138,275	65,339	35,938	20,016	259,568
Capital expenditures	726	343	464	67	1,600
2004
Net revenues	$20,127	$10,148	$10,752	$4,671	$45,698
Gross profit	10,257	5,744	4,707	2,001	22,709
Gross profit percentage	51.0%	56.6%	43.8%	42.8%	49.7%
Operating income (loss)	5,297	2,670	(36)	893	8,824
Total assets	121,073	61,045	38,707	20,190	241,015
Capital expenditures	401	202	361	167	1,131

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. Other comprehensive income for the three months ended December 31, 2005 and 2004 consisted of:

	Three Months Ended
(in thousands)	December 31,

	2005	2004

Net income	$6,660	$5,733
Foreign currency translation	(547)	2,124

Comprehensive income	$6,113	$7,857

          6. Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

          As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended December 31, 2005 includes $382,000 of compensation expense and $130,000 of income tax benefits related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

At December 31, 2005, the Company had two stock option plans. The Vital Signs 2003 Investment Plan, provides for the grant of options to employees, officers and directors to purchase the Company’s common stock. The 2003 Investment Plan is a renewal of the Company’s 1994 Investment Plan, which expired in January 2004. One million shares of the Company’s common stock have been authorized for share purchase and option grants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest after a two-year period. Shares purchased by employees may be financed through the Company. The 2002 Stock Incentive Plan provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Although the Vital Signs option plans allow for the grants of stock options to consultants, to date no options have been granted to consultants under either plan. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted under the 2002 Stock Incentive Plan and over two years with respect to the Company’s options granted as part of its investment plan and to directors. The 2002 Stock Incentive Plan expires on May 31, 2012.

          For stock option grants prior to October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the three months ended December 31, 2005 and 2004:

	Three Months Ended December 31,

	2005	2004

Risk-free interest rate	4.18%	5.0%
Expected volatility of common stock	34.75%	33.00%
Dividend yield	0.70%	0.6%
Expected option term	3.4 -6.5 years	5.0 - 10.0 years

          The risk-free interest rate for the three months ended December 31, 2005 is based on the 5 year U.S. Treasury bill rate on the day of the grant. For the three months ended December 31, 2004 the rate is based on the implied yield on a U.S. Treasury bond with constant maturities with a remaining term equal to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s stock. For option grants during the three months ended December 31, 2005, the expected volatility computation is based on the average of the volatility over the most recent four year period. For option grants during the three months ended December 31, 2004, the expected volatility computation is based on the volatility over a 1.67 year period prior to the date of grant of such options. The Company has revised its volatility calculation method to include consideration of both long-term and short-term volatility measures in addition to volatility over the period commensurate with the expected option term. The Company expects this revised methodology to be a better predictor of future volatility. The dividend yield is based on the projected annual dividend payment per share, divided by the stock price at the grant date.

          A summary of the status of the Company’s stock option plans as of December 31, 2005 and of changes in options outstanding under the plans during the three months ended December 31, 2005 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	582,211	$29.32
Options granted	37,750	$43.54
Options exercised	(9,465)	$29.42
Options forfeited or expired	(1,245)	$31.88

Options outstanding at December 31, 2005	609,251	$30.19	6.34	$6,841,000

Options vested and exercisable at December 31, 2005	386,668	$25.97	4.86	$6,515,000

          The weighted-average fair value of each option granted during each of the first quarters of fiscal years 2006 and 2005, estimated as of the grant date using a lattice based option valuation model (2006) and the Black-Scholes option valuation model (2005), was $11.66 per option and $18.55 per option, respectively.

          A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the three months ended December 31, 2005 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)

Nonvested shares at September 30, 2005	206,146	$36.05	8.67
Options granted	37,750	$43.54	9.60
Options vested	(6,461)	$31.94	8.15
Options forfeited or expired	(1,175)	$32.51	8.46

Nonvested shares at December 31, 2005	236,261	$37.38	8.84

          As of December 31, 2005, there was $2.8 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.75 years.

          For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:

(in thousands, except per share amounts)	Three Month Period Ended December 31, 2004

Net income —as reported	$5,733
Stock compensation expense	243
Net income —Pro forma	5,424
Basic net income per common share—as reported	.45
Diluted net income per common share—as reported	.45
Basic net income per common share—Pro forma	.43
Diluted net income per common share—Pro forma	.42

          Cash received from stock option exercises for the three months ended December 31, 2005 and 2004 was $278,000 and $775,000, respectively. The income tax benefits from stock option exercises totaled $55,000 and $98,000 for the three months ended December 31, 2005 and 2004, respectively.

          7. The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

          8. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. For the three month period ended December 31, 2005 and 2004, these sales accounted for approximately 27.9% and 25.1%,respectively, of the net sales of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods to the end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period.

          9. On March 2, 2005 the Company acquired a disposable airway management device business from a subsidiary of Baxter International, Inc. to improve the Company’s market share in the anesthesia segment. The purchase price for the acquisition, including related costs, was approximately $10.1 million. The transaction includes the acquisition of certain manufacturing assets related to the business valued at approximately $1,259,000, as well as inventory including anesthesia circuits, face masks, heat and moisture exchanger filters and other associated anesthesia components valued at approximately $1,171,000. The excess of the purchase price over the fair value of the net assets acquired, which has been allocated to goodwill, was approximately $7,661,000, and is included in the anesthesia segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”).

          The following summary, pro forma, unaudited data of the Company reflects the acquisition of the Baxter disposable airway management device business for the three months ended December 31, 2004 as if the acquisition had occurred on October 1, 2004.

Three Month Period Ended December 31, 2004

In thousands, except per share amounts

Net sales	$49,195
Net income	6,442
Basic net income per common share	$.51
Diluted net income per common share	$.51

Such pro forma data is not necessarily indicative of future results of operations.

          On November 14, 2005 the Company acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology of the type used by the Company in its C-CO2 product. The assets consisted of intellectual property rights including patents and trade secrets, manufacturing equipment, and office equipment. The Company did not acquire any contractual rights related to third party sales. The purchase price is comprised of (i) an initial payment of $2,000,000 (of which $1,000,000 was held in escrow by the Company’s counsel pending fulfillment of certain contractual obligations) and, (ii) a royalty on future sales. No royalties have been earned by the selling shareholders of Futall since the acquisition date. The transaction includes the acquisition of certain patents valued at approximately $155,000. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill, was approximately $2,085,000, and is included in the anesthesia and respiratory/critical care segments. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”). Since the acquisition of Futall AB, and Futall’s related operations, are immaterial, no pro forma information has been presented.

          10. In accordance with SFAS No. 142, Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2005 and found no impairment. If the Company is required to record impairment charges in the future, it could have an adverse impact on the Company’s results of operations and financial condition.

	Three months ended December 31,

	2005	2004

Beginning balance	$77,167	$69,506
Goodwill acquired during the year (Footnote 9)	2,085	—

Ending balance	$79,252	$69,506

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this report.

Forward Looking Statements

          This report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that are based on our management’s beliefs and assumptions and on information currently available to us. These statements may be found throughout this report, particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These sections contain discussions of some of the factors that could cause actual results to differ materially from the results projected in our forward-looking statements. When used in this report, the words or phrases “will likely result,” “expects,” “intends,” “will continue,” “is anticipated,” “estimates,” “projects,” “management believes,” “we believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act and the Securities Act. Forward-looking statements include plans and objectives of management for future operations. These forward-looking statements involve risks and uncertainties and are based on assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

          All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2005, that could cause actual results to differ materially from historical results and those presently anticipated or projected. No forward-looking statement is a guarantee of future performance. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. You should read our cautionary statements as being applicable to all related forward-looking statements whenever they appear in:

•	this report and materials referred to in this report;

•	our press releases.

Overview

We are a leading designer, manufacturer and marketer of airway management products for the anesthesia, respiratory/critical care and sleep disorder markets. We sell our products in over 70 countries worldwide. We offer one of the broadest single-patient use anesthesia and respiratory/critical care product lines in the industry and have developed numerous innovative products which are now considered industry standards. In addition, we sell therapeutic products for patients suffering from sleep disorders and provide sleep disorder diagnoses at sleep centers and laboratories that we operate. We also deliver technology services to companies regulated by the United States Food and Drug Administration, or FDA.

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

Respiratory/critical care

Our primary respiratory/critical care products are arterial blood gas, or ABG, syringes and kits, manual resuscitators and blood pressure cuffs. Our respiratory/critical care segment responds to the growing needs of hospitals to provide respiratory relief and emergency care. We believe that in recent years there has been an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza. These trends, together with concerns regarding the spread of nosocomial infections, drive our sales of respiratory products. As in our anesthesia segment, revenues in this segment have been negatively impacted by the emergence of group purchasing organizations and expenses in this segment are driven principally by raw material costs, labor costs and freight expenses.

Sleep Disorders

We serve the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through our Sleep Services of America, or SSA, subsidiary, we provide sleep diagnostic testing services in the United States in free standing laboratories and centers and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from obstructive sleep apnea. As of December 31, 2005, we managed 52 sleep laboratories and centers. We have focused our efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. Our diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. Our principal expense in our sleep diagnostic services business is the cost of employing the technicians who operate our sleep laboratories and centers.

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

Pharmaceutical technology services

          We deliver technology services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA and have begun to sell dedicated compliance software to our clients. We entered the pharmaceutical regulatory services market in 1996 and expanded into computer system compliance though our acquisition in 2002 of Stelex Inc. This segment benefits from regulatory efforts to systemize compliance by the regulated community and by our clients’ efforts to control costs through the outsourcing of compliance functions. Our principal costs in this segment are our labor costs. We also incur technology-related expenses as part of our development of compliance software standards.

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care and sleep disorder and personal ventilation products and revenues from our sleep disorder diagnostic services and pharmaceutical technology services. The amount and percentage of our net revenue derived from each of our business segments was as follows during the periods indicated:

	Three months ended December 31, 2005		Three months ended December 31, 2004

(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$22,348	46.8%	$20,127	44.1%

Respiratory/critical care	10,560	22.1%	10,148	22.2%
Sleep disorder and personal ventilation	10,176	21.3%	10,752	23.5%

Pharmaceutical technology services	4,646	9.8%	4,671	10.2%

Total	$47,730	100.0%	$45,698	100.0%

For all product sales, revenue is recognized when title to the product passes to the customer. For product sales to all customers except for certain domestic distributors, title passes upon shipment of the product by us. For sales through certain domestic distributors, title passes when the product is received by the distributor.

Gross revenues associated with our anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors. See “Note 8 of the Notes to Consolidated Financial Statements—Revenue recognition” for a description of how we calculate those rebates. Sales to distributors represented 27.9% and 25.1% of our net sales during the three months ended December 31, 2005, and 2004, respectively.

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

	Three months ended December 31, (in thousands)

	2005	2004

Gross sales	$54,716	$51,380
Rebates	(15,133)	(13,241)
Other deductions (1)	(1,060)	(882)

Net sales	38,523	37,257
Service revenues	9,207	8,441

Total net revenues	$47,730	$45,698

(1)	Other deductions consist of discounts, returns and allowances for credits.

For service revenue in the sleep disorder and pharmaceutical technology services segments, revenue is recognized when the service is performed.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. For the three months ended December 31, 2005 and 2004, we incurred $1.7million and $1.8 million of research and development expenses, respectively.

International sales

Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

	2005		2004

Three months ended December 31, (dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue
Anesthesia	$1,910	4.0%	$1,973	4.3%
Respiratory/critical care	3,100	6.5	3,284	7.2
Sleep disorder.	5,613	11.8	6,981	15.3

Total	$10,623	22.3%	$12,238	26.8%

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to our sleep disorder segment and, more particularly, with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish kroner to United States dollars.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

Three months ended December 31,	2005	2004

Consolidated statement of income data:
Net revenue	100.0%	100.0%
Cost of goods sold	49.3	50.3
Gross profit:
Anesthesia	51.1	51.0
Respiratory/critical care	55.3	56.6
Sleep disorder	52.7	43.8
Pharmaceutical technology services	34.3	42.8
Total	50.7	49.7
Operating expenses:
Selling, general and administrative	26.7	26.3
Research and development	3.5	3.9
Restructuring and impairment	—	0.1
Other expense, net	0.1	0.1
Total operating expenses	30.2	30.4
Interest income, net	(1.2)	(0.6)
Provision for income taxes	7.4	6.9
Income from continuing operations	14.0	12.7
Net income	14.0	12.5

Comparison of Results for the Three-Months Ended December 31, 2005 to the Three-Months Ended December 31, 2004.

Net Revenue. Net revenues for the three months ended December 31, 2005 increased by 4.4% (an increase of 6.0% excluding the favorable effect of foreign exchange) to $47.7 million as compared to $45.7 million in the comparable period last year. Of our total revenues, for the three months ended December 31, 2005 $37.1 million, or 77.7%, were derived from domestic sales and $10.6 million, or 22.3%, were derived from international sales. Domestic revenues increased by 10.9%, from $33.5 million for the first quarter of fiscal 2005 to $37.1 million for the first quarter of fiscal 2006. International sales decreased by 13.2%, from $12.2 million for the first quarter of fiscal 2005 to $10.6 million for the first quarter of fiscal 2006, principally reflecting decreased revenues from our Breas subsidiary. Breas’ revenues in the first quarter of fiscal 2005 included the sell-off of our older, now discontinued, ventilation products. The international sales decrease would have been a 6.4% decrease were it not for foreign exchange rates.

          The following are the net revenues by business segment for the three months ended December 31, 2005 compared to the three months ended December 31, 2004:

Net revenue by business segment

Three months ended December 31,			Percent
(Dollars in thousands)	2005	2004	change

Consolidated statement of income data:
Anesthesia	$22,348	$20,127	11.0%
Respiratory/critical care	10,560	10,148	4.1%
Sleep disorder	10,176	10,752	(5.4)%
Pharmaceutical technology services	4,646	4,671	(0.5)%

Total	$47,730	$45,698	4.4%

Anesthesia. Sales of anesthesia products increased 11.0% from $20.1 million for the three months ended December 31, 2004 to $22.3 million for the three months ended December 31, 2005. The increase resulted primarily from an additional $748,000 of sales resulting from the acquisition of the Baxter disposable airway management product line on March 2, 2005, a 18.5% increase in sales of Limb-OTM, our patented anesthesia circuit, to $3.1 million, a 197% increase in our Vital Temp product line resulting from our ability to capitalize on a competitor’s temporary inability to supply product and a 3.6% increase in traditional anesthesia circuits to $6.4 million. Domestic sales of anesthesia products increased 12.6%, from $18.2 million for the three months ended December 31, 2004 to $20.4 million for the three months ended December 31, 2005. International sales of anesthesia products decreased 3.2%, from $2.0 million for the three months ended December 31, 2004 to $1.9 million for the three months ended December 31, 2005.

Respiratory/critical care. Sales of respiratory/critical care products increased 4.1%, from $10.1 million for the three months ended December 31, 2004 to $10.6 million for the three months ended December 31, 2005, resulting primarily from a 11.9% increase in sales of our ABG product and an 19.9% increase in our resuscitator product lines. Domestic sales of respiratory/critical care products increased by 8.7%, from $6.9 million for the three months ended December 31, 2004 to $7.5 million for the three months ended December 31, 2005, resulting primarily from a 19.9% increase in resuscitator revenue and a 12.7 % increase in blood pressure cuff revenue. International sales of respiratory/critical care products decreased by 5.6%, from $3.3 million for the three months ended December 31, 2004 to $3.1 million for the three months ended December 31, 2005, reflecting decreases in our CPAP, Broselow and Isocath product lines. These declines were offset by increases in our foreign ABG sales.

Sleep Disorder. Net revenues in our sleep disorder segment decreased 5.4% (an increase of 3.1% excluding foreign exchange) from $10.8 million for the three months ended December 31, 2004 to $10.2 million for the three months ended December 31, 2005. Breas revenues decreased from $7.0 million during the three months ended December 31, 2004 to $5.6 million during the three months ended December 31, 2005. Excluding the unfavorable effect of foreign exchange (of approximately $900,000), revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 7.9%. Revenues in the first quarter of 2005 included the sell off of our older, now discontinued, ventilation products at a low margin. The net revenues at Sleep Services of America (SSA), our domestic sleep disorder diagnostic business, in creased 21.0%, resulting from increased utilization at existing labs and the addition of 6 new hospital sleep programs.

Pharmaceutical technology services. Service revenues in our pharmaceutical technology services segment for the three months ended December 31, 2005 remained unchanged from the $4.7 million recognized in the three months ended December 31, 2004.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four segments:

Three months ended December 31, (Dollars in thousands)	2005		2004

	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$11,409	51.1%	$10,257	51.0%
Respiratory/critical care	5,840	55.3	5,744	56.6
Sleep disorder	5,359	52.7	4,707	43.8
Pharmaceutical technology services	1,595	34.3	2,001	42.8

Total	$24,203	50.7%	$22,709	49.7%

Gross profit dollar improvements in our anesthesia and respiratory/critical care segments correspond to the sales volume increases in those segments. The gross profit margin in the anesthesia segment remained substantially equivalent to the prior period. The decrease in gross profit margin in the respiratory/critical care segment was due to changes in product mix as sales of lower margin product lines, such as ABG’s and resuscitators, experienced the largest sales increases. The gross profit dollar increase in our sleep disorder segment resulted from improved utilization at our sleep diagnostic centers as well a higher gross profit margin on new Breas products which Breas began selling in the third quarter of 2005. The gross profit margin in sleep disorder diagnostic services increased from 52.1% in the first quarter of fiscal 2005 to 56.8% in the first quarter of fiscal 2006, realizing the effect of our efforts to close lower margin facilities. The gross profit margin at Breas increased from 39.3% in the first quarter of fiscal 2005 to 49.3% in the first quarter of fiscal 2006 reflecting the sale of the new Breas products at a higher profit margin.

The gross profit dollar decline and gross profit margin decline in our pharmaceutical technology services segment during the three months ended December 31, 2005 (as compared with the three months ended December 31, 2004) reflected reduced sales of our Compliancebuilder software during the three months ended September 30, 2005

Operating Expenses

Selling, and Administrative Expenses. Selling, general and administrative expenses increased 6.0%, from $12.0 million for the three months ended December 31, 2004 to $12.7 million for the three months ended December 31, 2005. The increase consists primarily of increased compensation costs of $386,000, increased freight expense of $393,000 relating to our sales volume increase and the fuel surcharges imposed by freight carriers and $296,000 for option compensation expense resulting from the implementation of FASB 123R, offset by savings in marketing and sales activities at Breas. For information regarding our implementation of FASB 123R, see Note 6 of Notes to Consolidated Financial Statements.

Research and Development Expenses. Research and development expenses decreased by approximately $126,000, or 7.1%, from $1.8 million for the three months ended December 31, 2004 to $1.7 million for the three months ended December 31, 2005. The decrease primarily reflects reduced spending at Breas, where the research and development efforts in designing a new family of ventilation equipment have been substantially completed.

Restructuring Charge. Restructuring expense for the three months ended December 31, 2004, included $55,000 of costs related to the final shutdown of our California manufacturing plant.

Other (Income) Expense—Net. Other income, net, included in operating expenses was $46,000 and $38,000 for the three months ended December 31, 2005 and 2004, respectively.

Interest Income and Expense. Interest income increased $0.3 million from $0.3 million for the three months ended December 31, 2004 to $0.6 million during the three months ended December 31, 2005, resulting from the increase in available cash and cash equivalents and increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended December 31, 2005 and 2004 was $3.5 million and $3.2 million, respectively, reflecting effective tax rates of 33.9% and 34.7% for these periods, respectively. The reduction in the tax rate resulted primarily from our ability to utilize the tax deduction available to United States manufacturers resulting from the American Jobs Creation Act of 2004.

Discontinued Operations. The net loss from discontinued operations was $1,000 and $90,000 for the three months ended December 31, 2005 and 2004.

Liquidity and Capital Resources

We believe that the funds generated from operations, along with our current working capital position, will be sufficient to satisfy our capital requirements for at least the next twelve months. Our working capital may be enhanced by our pending public offering, in which we are proposing to issue 434,000 shares of our common stock together with the sale of additional shares by certain selling shareholders.

Cash flows

Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements primarily through internally generated cash flow.

During the three months ended December 31, 2005, operating activities provided $9.3 million of net cash. Investing activities used $3.9 million of net cash, consisting of $2.3 million for the purchase of rights related to CO2 indicator technology from Futall AB and $1.6 million for capital additions. Financing activities used $0.8 million, consisting of $0.2 million for the repurchase of common stock and $0.9 million paid for dividends, which were offset, in part by $0.3 million of cash received from the exercise of stock options.

During the three months ended December 31, 2004, operating activities provided $7.1 million of net cash. Investing activities used $1.1 million of net cash, consisting of expenditures for capital additions. Financing activities used $4.0 million, consisting of $4.0 million for the repurchase of common stock and $0.8 million paid for dividends, offset in part by $0.8 million of cash received from the exercise of stock options.

Cash and working capital

Cash and cash equivalents were $86.0 million at December 31, 2005 as compared to $81.8 million at September 30, 2005. At December 31, 2005, our working capital was $123.1 million compared to $119.6 million at September 30, 2005. At December 31, 2005, the current ratio was 8.2 to 1.0 and at September 30, 2005 the current ratio was 7.9 to 1.0.

Debt

We have no committed lines of financing.

Working capital policy and capital expenditures

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

Capital expenditures for the first three months of fiscal 2006 were approximately $1.6 million, and primarily included expenditures for the capitalized cost of software development ($0.3 million); the purchase of building improvements at our Totowa, NJ plant ($0.3 million); new extrusion equipment at our Totowa, NJ plant ($0.2 million); molds and equipment used at our Colorado manufacturing plant ($0.3 million); tools and equipment used at our Breas facility ($0.2 million) and other capital additions used at our Thomas Medical Products and Sleep Services of America subsidiaries. We expect that our total capital expenditures for fiscal 2006 should not exceed our total capital spending of $5.6 million in fiscal 2005. This statement represents a forward-looking statement under the

Reform Act. Actual results could differ materially from this statement for a number of reasons, including the possibility that we may determine that its business requires new equipment in order to meet competitive and/or technological challenges.

Other

At December 31, 2004 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

Pursuant to a filing on Schedule 13G made on January 27, 2006, Barclays Global Investors, NA and an affiliated entity have reported that as of December 31, 2005, such entities beneficially owned 669,739 shares of Vital Signs Common Stock. Pursuant to a filing on Schedule 13G made on February 1, 2006, Royce & Associates, LLC has reported that as of December 31, 2005, such entity beneficially owned 641,774 shares of Vital Signs Common Stock. Both filings reflect beneficial ownership of more that 5% of Vital Signs’ outstanding Common Stock.

On January 27, 2006, our Board of Directors approved a quarterly dividend of $0.07 per share payable on February 28, 2006 to shareholders of record at the close of business on February 6, 2006. Shareholders with settlement dates after the February 6, 2006 record date will not receive this dividend, even if they entered into agreements to purchase their shares before February 6, 2006. Thus, for example, an investor who agrees to purchase shares before February 6, 2006 with a settlement date after February 6, 2006 will not receive the dividend.

Critical accounting estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended September 30, 2005 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, allowances for rebates and doubtful accounts, allowances for inventory, valuation of long-lived and intangible assets and legal contingencies.

Stock Option Compensation

Effective October 1, 2005, we began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, we accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. We have adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, have not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to any stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

          As a result of the adoption of SFAS No. 123R, our net income for the three months ended December 31, 2005 includes $382,000 of compensation expense and $130,000 of income tax benefits related toour stock options. The compensation expense related to all of our stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to our adoption of SFAS

No. 123R, we presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on our consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

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

For the first three months of fiscal 2006, our international net revenue represented approximately 22.3% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 52.8% of our total international net revenues during the first three months of fiscal 2006. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of December 31, 2005.

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the most recently completed fiscal quarter covered by this report, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by Vital Signs in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table provides information about purchases made by Vital Signs of our common stock during the three months ended December 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c)(1) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)(1) Maximum Dollar Amount That May Yet be Purchased Under the Plans or Programs

10/1/2005–10/31/2005	5,000	$43.50	5,000	$14,950,438
11/1/2005–11/30/2005	—	—	—	$14,950,438
12/1/2005–12/31/2005	—	—	—	$14,950,438

Total	5,000	$43.50	5,000	$14,950,438

(1)

In May 2003, our Board of Directors authorized the expenditure of up to $20 million for the repurchase of Vital Signs’ stock. Any purchases under Vital Signs’ stock repurchase program may be made from time-to-time in the open market, through block trades or otherwise. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time-to-time without prior notice. On February 8, 2005 our Board of Directors authorized the expenditure of an additional $15 million for the repurchase of Vital Signs stock. On November 22, 2005, our board of directors suspended this repurchase authorization while our above-mentioned public offering is pending.

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

William Craig
Chief Financial Officer

Date: February 1, 2006

EXHIBIT INDEX

Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.