Form 10-Q
period 2006-03-31
VITAL SIGNS INC
filed 2006-05-09
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-12 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          At April 30, 2006 there were 13,146,172 shares of Common Stock, no par value, outstanding.

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

          In Management’s Discussion and Analysis of Results of Operations and Financial Condition, we refer to the Broselow-Luten System; Broselow; ComplianceBuilder; Limb-O and Misty-OX, all of which are trademarks of Vital Signs, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

          We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of March 31, 2006 and the related consolidated statements of income for the three months and six months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the six months ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
May 3, 2006

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005

	(In thousands of dollars)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$108,254	$81,767
Accounts receivable, less allowances for rebates and doubtful accounts of $8,314 and $7,821, respectively	31,086	34,417
Inventory	19,387	16,659
Prepaid expenses	3,173	2,917
Other current assets	1,814	1,016

Total Current Assets	163,714	136,776
Property, plant and equipment—net	30,073	29,938
Goodwill	79,272	77,167
Deferred income taxes	913	1,141
Other assets	10,900	8,680

Total Assets	$284,872	$253,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,017	$6,347
Accrued expenses	6,727	8,203
Accrued income taxes	1,175	2,671

Total Current Liabilities	14,919	17,221

Minority interest in subsidiary	4,147	3,775

Commitments and contingencies
Stockholders’ Equity:
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 13,072,290 and 12,593,579 shares, respectively	39,677	18,832
Accumulated other comprehensive income	1,900	2,012
Retained earnings	224,229	211,862

Stockholders’ equity	265,806	232,706

Total Liabilities and Stockholders’ Equity	$284,872	$253,702

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,

	2006	2005

	(In thousands, except per share amounts)
Net Revenues:
Net sales	$42,426	$39,161
Service revenue	8,867	7,868

	51,293	47,029

Cost of goods sold and services performed:
Cost of goods sold	20,453	19,026
Cost of services performed	4,779	4,588

	25,232	23,614

Gross profit	26,061	23,415

Operating expenses:
Selling, general and administrative	13,443	12,596
Research and development	1,739	1,882
Restructuring expense	—	305
Other expense (income)—net	61	(144)

Total operating expenses	15,243	14,639

Operating Income	10,818	8,776

Other income (expense)
Interest income	652	375
Interest (expense)	—	(19)

Income from continuing operations before provision for income tax and minority interest in income of consolidated subsidiary	11,470	9,132
Provision for income taxes	3,830	3,245

Income from continuing operations before minority interest in income of consolidated subsidiary	7,640	5,887
Minority interest in income of consolidated subsidiary	188	119

Income from continuing operations	7,452	5,768
Discontinued Operations:
Income from operations of Vital Pharma, net of income tax provision of $8 and $30	16	58

Net income	$7,468	$5,826

Earnings per Common Share:
Basic
Income per share from continuing operations	$0.58	$0.46
Income per share from discontinued operations	$0.00	$0.01

Net earnings per share	$0.58	$0.47

Diluted
Income per share from continuing operations	$0.57	$0.46
Income per share from discontinued operations	$0.00	$0.00

Net earnings per share	$0.57	$0.46

Basic weighted average number of shares outstanding	12,898	12,456
Diluted weighted average number of shares outstanding	13,001	12,618
Dividends paid per share	$0.07	$0.07

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Six Months Ended March 31,

	2006	2005

	(In thousands, except per share amounts)
Net Revenues:
Net sales	$80,949	$76,418
Service revenue	18,074	16,309

	99,023	92,727

Cost of goods sold and services performed:
Cost of goods sold	38,957	37,541
Cost of services performed	9,802	9,062

	48,759	46,603

Gross profit	50,264	46,124

Operating expenses:
Selling, general and administrative	26,166	24,604
Research and development	3,397	3,666
Restructuring expense	—	360
Other expense (income) — net	107	(106)

Total operating expenses	29,670	28,524

Operating Income	20,594	17,600

Other income (expense)
Interest income	1,230	634
Interest (expense)	—	(19)

Total other income	1,230	615

Income from continuing operations before provision for income tax and minority interest in income of consolidated subsidiary	21,824	18,215
Provision for income taxes	7,339	6,396

Income from continuing operations before minority interest in income of consolidated subsidiary	14,485	11,819
Minority interest in income of consolidated subsidiary	372	228

Income from continuing operations	14,113	11,591
Discontinued Operations:
Income (loss) from operations of Vital Pharma, net of income tax provision (benefit) of $8 and ($30)	15	(32)

Net income	$14,128	$11,559

Earnings (loss) per Common Share:
Basic
Income per share from continuing operations	$1.11	$0.93
Income (loss) per share from discontinued operations	$0.00	$(0.01)

Net earnings per share	$1.11	$0.92

Diluted
Income per share from continuing operations	$1.10	$0.92
Loss per share from discontinued operations	$0.00	$(0.01)

Net earnings per share	$1.10	$0.91

Basic weighted average number of shares outstanding	12,743	12,498
Diluted weighted average number of shares outstanding	12,840	12,655
Dividends paid per share	$0.14	$0.14

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended March 31,

	2006	2005

	(In thousands of dollars)

Cash Flows from Operating Activities:
Net income	$14,128	$11,559
(Income) loss from discontinued operations	(15)	32

Income from continuing operations	14,113	11,591
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation and amortization	2,436	3,288
Deferred income taxes	352	716
Stock compensation expense	764	—
Minority interest in income of consolidated subsidiary	372	228
Changes in operating assets and liabilities:
Decrease in accounts receivable	3,273	1,429
Increase in inventory	(2,768)	(193)
Increase in prepaid expenses and other current assets	(1,062)	(948)
(Increase) decrease in other assets	(2,090)	382
Increase (decrease) in accounts payable	753	(518)
Decrease in accrued expenses	(1,695)	(738)
Decrease in accrued income taxes	(1,578)	(122)
Increase in other liabilities	—	194

Net cash provided by continuing operations	12,870	15,309
Net cash provided by (used in) discontinued operations	15	(32)

Net cash provided by operating activities	12,885	15,277

Cash flows from investing activities:
Acquisition of Baxter disposable airways product line	—	(10,030)
Acquisition of assets of Futall AB	(2,276)	—
Acquisition of property, plant and equipment	(1,914)	(1,562)
Capitalized software costs	(602)	(1,801)
Capitalized patent costs	(138)	(105)

Net cash used in investing activities	(4,930)	(13,498)

Cash flows from financing activities:
Net proceeds from sale of common stock	18,622	—
Dividends paid	(1,764)	(1,536)
Tax benefit on stock options	397	875
Proceeds from exercise of stock options	1,280	2,766
Purchase of common stock	(217)	(6,542)

Net cash provided by (used in) financing activities	18,318	(4,437)
Effect of foreign currency translation	214	274

Net increase (decrease) in cash and cash equivalents	26,487	(2,384)
Cash and cash equivalents at beginning of period	81,767	76,468

Cash and cash equivalents at end of period	$108,254	$74,084

Supplemental disclosures of cash flow information:
Cash paid during the six months for:
Interest	$—	$19
Income taxes	$7,215	$4,196

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1. The consolidated balance sheet as of March 31, 2006, the consolidated statements of income for the three months and six months ended March 31, 2006 and 2005, and the consolidated statements of cash flows for the six months ended March 31, 2006 and 2005, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. The September 30, 2005 consolidated balance sheet has been derived from the audited financial statements for the year ended September 30, 2005. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2006 and the results of operations for the three months and six months ended March 31, 2006 and 2005, and the cash flows for the six months ended March 31, 2006 and 2005, have been made.

          2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements.

          3. At March 31, 2006, the Company’s inventory was comprised of raw materials of $13,011,000 and finished goods of $6,376,000. At September 30, 2005, the Company’s inventory was comprised of raw materials of $11,142,000 and finished goods of $5,517,000.

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

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(dollars in thousands)	Anesthesia	Respiratory Critical Care	Sleep	Pharmaceutical Technology Services	Consolidated

For the three months ended March 31, 2006
Net revenues	$24,677	$10,960	$11,632	$4,024	$51,293
Gross profit	12,795	5,776	6,099	1,391	26,061
Gross profit percentage	51.9%	52.7%	52.4%	34.6%	50.8%
Operating income	6,193	2,750	1,509	366	10,818
2005
Net revenues	$21,567	$10,806	$10,779	$3,877	$47,029
Gross profit	11,464	5,814	4,893	1,244	23,415
Gross profit percentage	53.2%	53.8%	45.4%	32.1%	49.8%
Operating income (loss)	5,898	2,955	108	(185)	8,776

For the six months ended March 31, 2006
Net revenues	$47,043	$21,505	$21,807	$8,668	$99,023
Gross profit	24,358	11,462	11,458	2,986	50,264
Gross profit percentage	51.8%	53.3%	52.5%	34.4%	50.8%
Operating income	11,711	5,353	2,627	903	20,594
Total assets	156,574	71,575	37,503	19,220	284,872
Capital expenditures	1,369	626	503	156	2,654
2005
Net revenues	$41,696	$20,954	$21,531	$8,546	$92,727
Gross profit	22,111	11,168	9,600	3,245	46,124
Gross profit percentage	53.0%	53.3%	44.6%	38.0%	49.7%
Operating income (loss)	11,245	5,651	(4)	708	17,600
Total assets	124,774	62,704	36,434	19,172	243,084
Capital expenditures	2,299	523	587	59	3,468

          5. Other comprehensive income for the three months ended March 31, 2006 and 2005 consisted of:

	Three Months Ended March 31,		Six months ended March 31,

(in thousands)	2006	2005	2006	2005

Net income	$7,468	$5,826	$14,128	$11,559
Foreign currency translation	435	(1,498)	(112)	626

Comprehensive income	$7,903	$4,328	$14,016	$12,185

          6. Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first and second quarters of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

          As a result of the adoption of SFAS No. 123R, the Company’s net income for the three month and six month periods ended March 31, 2006 includes $382,000 and $764,000, respectively, of compensation expense and related reductions in income tax expenses of $128,000 and $256,000, respectively. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

At March 31, 2006, the Company had two stock option plans. The Vital Signs 2003 Investment Plan, provides for the grant of options to employees, officers and directors to purchase the Company’s common stock. The 2003 Investment Plan is a renewal of the Company’s 1994 Investment Plan, which expired in January 2004. One million shares of the Company’s common stock have been authorized for share purchase and option grants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest after a two-year period. Shares purchased by may be financed through the Company. The 2002 Stock Incentive Plan provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Although the Vital Signs option plans allow for the grants of stock options to consultants, to date no options have been granted to consultants under either plan. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted to employees under the 2002 Stock Incentive Plan and over two years with respect to the Company’s options granted as part of its investment plan and to directors. The 2002 Stock Incentive Plan expires on May 31, 2012.

          For stock option grants prior to October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the three month and six month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Six Months Ended March 31,

	2006	2005	2006	2005

Risk-free interest rate	N/A	5.00%	4.18%	5.00%

Expected volatility of common stock	N/A	33.00%	34.75%	33.00%

Dividend yield	N/A	0.70%	0.70%	0.70%

Expected option term	N/A	5.0 -10.0 years	3.4 -6.5 years	5.0 - 10.0 years

          The risk-free interest rate for the six months ended March 31, 2006 is based on the 5 year U.S. Treasury bill rate on the day of the grant. There were no grants during the three months ended March 31, 2006. For the three months and six months ended March 31, 2005 the rate is based on the implied yield on a U.S. Treasury bond with constant maturities with a remaining term equal to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s stock. For options granted during the six months ended March 31, 2006, the expected volatility computation is based on the average of the volatility over the most recent four year period. For options granted during the three months and six months ended March 31, 2005, the expected volatility computation is based on the volatility over a 1.67 year period prior to the date of grant of such options.

          A summary of the status of the Company’s stock option plans as of March 31, 2006 and of changes in options outstanding under the plans during the six months ended March 31, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	582,211	$29.32

Options granted	37,750	$43.54

Options exercised	(49,711)	$25.74

Options forfeited or expired	(17,376)	$38.61

Options outstanding at March 31, 2006	552,874	$30.32	6.14	$13,608,08

Options vested and exercisable at March 31, 2006	369,938	$26.79	4.91	$10,409,055

          The weighted-average fair value of each option granted during the six month periods ended March 31, 2006 and 2005, estimated as of the grant date using a lattice based option valuation model (2006) and the Black-Scholes option valuation model (2005), was $11.85 per option and $20.73 per option, respectively.

          A summary of the status of the Company’s nonvested shares as of September 30, 2005, and changes during the six months ended March 31, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)

Nonvested shares at September 30, 2005	206,146	$36.05	8.43

Options granted	37,750	$43.54	9.35

Options vested	(44,024)	$35.61	8.19

Options forfeited or expired	(16,937)	$44.53	9.36

Nonvested shares at March 31, 2006	182,936	$36.92	8.59

          As of March 31, 2006, there was $2.4 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.50 years.

          For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the accounting rules under APB Opinion No.

25 and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:

(in thousands, except share amounts)	Three Month period ended March 31, 2005	Six Month Period ended March 31, 2005

Net income —as reported	$5,826	$11,559
Stock compensation expense	246	484
Net income —Pro forma	$5,580	$11,075
Basic net income per common share—as reported	$0.47	$0.92
Diluted net income per common share—as reported	$0.46	$0.91
Basic net income per common share—Pro forma	$0.45	$0.89
Diluted net income per common share—Pro forma	$0.44	$0.88

          Cash received from stock option exercises for the six months ended March 31, 2006 and 2005 was $1,280,000 and $2,766,000, respectively. The income tax benefits from stock option exercises totaled $397,000 and $875,000 for the six months ended March 31, 2006 and 2005, respectively.

          7.  The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

          8. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. For the three month and six month periods ended March 31, 2006, these sales accounted for approximately 27.9% and 27.7%, respectively, of the net sales of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods to the end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. Rebates are recorded as a reduction to gross sales in the same period as the related sales is recorded.

           9. On March 2, 2005 the Company acquired a disposable airway management device business from a subsidiary of Baxter International, Inc. to improve the Company’s market share in the anesthesia segment. The purchase price for the acquisition, including related costs, was approximately $10.1 million. The transaction included the acquisition of certain manufacturing assets related to the business valued at approximately $1,259,000, as well as inventory including anesthesia circuits, face masks, heat and moisture exchanger filters and other associated anesthesia components valued at approximately $1,128,000. The excess of the purchase price over the fair value of the net assets acquired, which has been allocated to goodwill, was approximately $7,700,000, and is included in the anesthesia segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”).

          The following summary, pro forma, unaudited data of the Company reflects the acquisition of the Baxter disposable airway management device business as if the acquisition had occurred on October 1, 2004.

	Three Month Period Ended March 31,	Six Month Period Ended March 31,

(in thousands, except per share amounts)	2005	2005

Net sales	$52,110	$101,305
Net income	6,828	13,270
Basic net income per common share	$.55	$1.06
Diluted net income per common share	$.54	$1.05

Such pro forma data is not necessarily indicative of future results of operations.

          On November 14, 2005 the Company acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology of the type used by the Company in its C-CO2 product. The assets consisted of intellectual property rights including patents and trade secrets, manufacturing equipment, and office equipment. The purchase price is comprised of (i ) an initial payment of $2,000,000 and, (ii) a royalty on future sales. No royalties have been earned by the selling shareholders of Futall since the acquisition date. The transaction includes the acquisition of certain patents valued at approximately $155,000. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill, was approximately $2,105,000, and is included in the anesthesia and respiratory/critical care segments. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”). Since the acquisition of Futall AB, and its related operations, are immaterial, no pro forma information has been presented.

          10. In accordance with SFAS No. 142, Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2006 and found no impairment. If the Company is required to record impairment charges in the future, it could have an adverse impact on its results of operations and financial condition.

	For the six month periods ended March 31,

(dollars in thousands)	2006	2005

Beginning balance	$77,167	$69,506
Goodwill acquired during the year (Footnote 9)	2,105	7,882

Ending balance	$79,272	$77,388

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

Sleep Disorders

We serve the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through our Sleep Services of America, or SSA, subsidiary, we provide sleep diagnostic testing services in the United States in free standing laboratories and centers and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from obstructive sleep apnea. As of March 31, 2006, we managed 52 sleep laboratories and centers. We have focused our efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. Our diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. Our principal expense in our sleep diagnostic services business is the cost of employing the technicians who operate our sleep laboratories and centers.

Our Breas Medical AB, or Breas, subsidiary is a European manufacturer of personal ventilators for obstructive sleep apnea and long term ventilation. Our sleep disorder products deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. Our sleep disorder products employ continuous positive airway pressure, or CPAP, which is a common method for treating obstructive sleep apnea. We have manufactured and distributed CPAP systems for more than a decade. Our sales of sleep disorder and other personal ventilation products have been made principally in international markets. These sales depend principally on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like our anesthesia and respiratory/critical care businesses, our Breas subsidiary faces the challenge of controlling raw material, labor and freight costs. To date, we have had only limited sales of our sleep disorder products in the United States due in part to the need to obtain regulatory clearance and in part to the dominance by our competitors in selling to home supply dealers. Our United States strategy is to sell these products primarily through our sleep centers, subject to applicable legal requirements.

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

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care and sleep disorder and personal ventilation products and revenues from our sleep disorder diagnostic services and pharmaceutical technology services. The amount and percentage of our net revenue derived from each of our business segments were as follows during the periods indicated:

	Three months ended March 31, 2006		Three months ended March, 31, 2005

(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$24,677	48.1%	$21,567	45.9%

Respiratory/critical care	10,960	21.4%	10,806	23.0%

Sleep disorder and personal ventilation	11,632	22.7%	10,779	22.9%

Pharmaceutical technology services	4,024	7.8%	3,877	8.2%

Total	$51,293	100.0%	$47,029	100.0%

	Six months ended March 31, 2006		Six months ended March, 31, 2005

(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$47,043	47.5%	$41,696	45.0%

Respiratory/critical care	21,505	21.7%	20,954	22.6%

Sleep disorder and personal ventilation	21,807	22.0%	21,531	23.2%

Pharmaceutical technology services	8,668	8.8%	8,546	9.2%

Total	$99,023	100.0%	$92,727	100.0%

For product sales, revenue net of allowances for rebates and sales allowances, is recognized when title passes upon shipment to the customer (except for certain domestic distributors where revenue, net of calculated allowances for rebates and sales allowances, is recognized upon delivery of goods to the customer). The Company estimates and records the applicable rebates that have been or are expected to be granted (and records an allowance for rebates) for all revenue recognized for products sold during the period.

Gross revenues associated with our anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors Sales to distributors represented 27.9% and 24.8% of our net sales during the three months ended March 31, 2006, and 2005, respectively, and 27.7% and 25.1% of our net sales during the six months ended March 31, 2006, and 2005, respectively

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

	Three Months Ended March 31,		Six months ended March 31,

	2006	2005	2006	2005

Gross sales	$59,314	$53,294	$114,011	$104,682
Rebates (1)	(15,704)	(13,235)	(30,837)	(26,476)
Other deductions (2)	(1,184)	(898)	(2,225)	(1,788)

Net sales	42,426	39,161	80,949	76,418
Service revenues	8,867	7,868	18,074	16,309

Total net revenues	$51,293	$47,029	$99,023	$92,727

          Other deductions consist of discounts, returns and allowances for credits.

(1)	See Note 8 of Notes to Consolidated Financial Statements for information regarding the approach we utilize in calculating rebates.

(2)	Other deductions consist of discounts, returns and allowances for credits.

For service revenue in the sleep disorder and pharmaceutical technology services segments, revenue is recognized when the service is performed.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. For the three months ended March 31, 2006 and 2005, we incurred $1.7 million and $1.9 million of research and development expenses, respectively. For the six months ended March 31, 2006 and 2005, we incurred $3.4 million and $3.7 million of research and development expenses, respectively.

International sales

          Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

	Three months ended March 31, 2006		Three months ended March 31, 2005

	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

	(dollars in thousands)
Anesthesia	$2,344	4.6%	$1,958	4.2%
Respiratory/critical care	3,274	6.4	3,348	7.1
Sleep disorder	6,788	13.2	6,788	14.4

Total	$12,406	24.2%	$12,094	25.7%

	Six months ended March 31, 2006		Six months ended March 31, 2005

	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

	(dollars in thousands)
Anesthesia	$4,254	4.3%	$3,930	4.2%
Respiratory/critical care	6,374	6.4	6,633	7.2
Sleep disorder	12,401	12.5	13,769	14.8

Total	$23,029	23.2%	$24,332	26.2%

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to our sleep disorder segment and, more particularly, with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish Kroner to United States Dollars.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

Consolidated statement of income data:

	Three Months ended		Six Months ended
	March 31,		March 31,

	2006	2005	2006	2005

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.2	50.2	49.2	50.3
Gross profit:
Anesthesia	51.9	53.2	51.8	53.0
Respiratory/critical care	52.7	53.8	53.3	53.3
Sleep disorder	52.4	45.4	52.5	44.6
Pharmaceutical technology services	34.6	32.1	34.4	38.0
Total	50.8	49.8	50.8	49.7
Operating expenses:
Selling, general and administrative	26.2	26.8	26.4	26.5
Research and development	3.4	4.0	3.4	4.0
Restructuring and impairment	—	0.6	—	0.4
Other expense, net	0.1	(0.3)	0.1	(0.1)
Total operating expenses	29.7	31.1	30.0	30.8
Interest income, net	(1.3)	(0.8)	(1.2)	(0.7)
Provision for income taxes	7.5	6.9	7.4	6.9
Income from continuing operations	14.5	12.3	14.3	12.5
Net income	14.6	12.4	14.3	12.5

Comparison of Results for the Three-Months Ended March 31, 2006 to the Three-Months Ended March 31, 2005.

Net Revenue. Net revenues for the three months ended March 31, 2006 increased by 9.1% (an increase of 10.8% excluding the favorable effect of foreign exchange) to $51.3 million as compared to $47.0 million in the comparable period last year. Of our total revenues for the three months ended March 31, 2006, $38.9 million, or 75.8%, were derived from domestic sales and $12.4 million, or 24.2%, were derived from international sales. Domestic revenues increased by 11.3%, from $34.9 million for the second quarter of fiscal 2005 to $38.9 million for the second quarter of fiscal 2006. International sales increased by 2.6%, from $12.1 million for the second quarter of fiscal 2005 to $12.4 million for the second quarter of fiscal 2006. The international sales increase would have been a 9.3% increase were it not for foreign exchange rates.

          The following are the net revenues by business segment for the three months ended March 31, 2006 compared to the three months ended March 31, 2005:

Net revenue by business segment

Three months ended March 31, (Dollars in thousands)	2006	2005	Percent change

Anesthesia	$24,677	$21,567	14.4%
Respiratory/critical care	10,960	10,806	1.4%
Sleep disorder	11,632	10,779	7.9%
Pharmaceutical technology services	4,024	3,877	3.8%

Total	$51,293	$47,029	9.1%

Anesthesia. Sales of anesthesia products increased 14.4% from $21.6 million for the three months ended March 31, 2005 to $24.7 million for the three months ended March 31, 2006. The increase resulted primarily from a 33.8% increase in sales of Limb-OTM, our patented anesthesia circuit, to $3.7 million, a 19.1% increase in our infusor bag product to $1.9 million and a 15.1 % increase in the sales of facemasks to $42.2 million. Domestic sales of anesthesia products increased 13.9%, from $19.6 million for the three months ended March 31, 2005 to $22.3 million for the three months ended March 31, 2006. International sales of anesthesia products increased 19.7%, from $2.0 million for the three months ended March 31, 2005 to $2.3 million for the three months ended March 31, 2006.

Respiratory/critical care. Sales of respiratory/critical care products increased 1.4%, from $10.8 million for the three months ended March 31, 2005 to $11.0 million for the three months ended March 31, 2006, resulting primarily from a 20.8% increase in sales of our blood pressure cuffs and an 18.2% increase in our resuscitator product lines, offsetting a 17.6% decline in our ABG product line.. Domestic sales of respiratory/critical care products increased by 3.1%, from $7.5 million for the three months ended March 31, 2005 to $7.7 million for the three months ended March 31, 2006, resulting primarily from a 19.0% increase in sales of our blood pressure cuffs and a 15.8% increase in sales of our resuscitator product lines. International sales of respiratory/critical care products decreased by 2.2%, from $3.4 million for the three months ended March 31, 2005 to $3.3 million for the three months ended March 31, 2006, reflecting decreases in our ABG product line.

Sleep Disorder. Net revenues in our sleep disorder segment increased 7.9% (an increase of 16.0% excluding foreign exchange) from $10.8 million for the three months ended March 31, 2005 to $11.6 million for the three months ended March 31, 2006. At Breas, our European manufacturer of personal ventilators and CPAP devices, the unfavorable effect of foreign exchange (of approximately $700,000) offset a revenue increase of 12.3%, resulting from the impact of the sales of Breas’ new Vivo product. The net revenues at Sleep Services of America (SSA), our domestic sleep disorder diagnostic business, increased 21.4%, resulting from improved utilization at existing labs.

Pharmaceutical technology services. Service revenues in our pharmaceutical technology services segment for the three months ended March 31, 2006 increased by 3.8% to $4.0 million resulting from increased implementation revenue derived from additional software partnerships.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four segments:

Three months ended March 31, (Dollars in thousands)	2006		2005

	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$12,795	51.9%	$11,464	53.2%
Respiratory/critical care	5,776	52.7	5,814	53.8
Sleep disorder	6,099	52.4	4,893	45.4
Pharmaceutical technology services	1,391	34.6	1,244	32.1

Total	$26,061	50.8%	$23,415	49.8%

The gross profit dollar improvement in our anesthesia segment corresponds to the sales volume increases in that segment. The gross profit margin decline in the anesthesia and the respiratory/critical care segment, as well as the decline in the dollar amount of the gross profit in our respiratory/critical care segment, were primarily due to the increase in the cost of plastic resins resulting from higher oil costs experienced nationwide. The gross profit dollar increase in our sleep disorder segment resulted from improved utilization at our sleep diagnostic centers as well a higher gross profit margin on new Breas products which Breas began selling in the third quarter of 2005. The gross profit margin in sleep disorder diagnostic services increased from 51.0% in the second quarter of fiscal 2005 to 55.7% in the second quarter of fiscal 2006. The gross profit margin at Breas increased from 42.1% in the second quarter of fiscal 2005 to 50.1% in the second quarter of fiscal 2006 reflecting the sale of the new Breas products at a higher profit margin.

The gross profit dollar and margin increases in our pharmaceutical technology services segment during the three months ended March 31, 2006 (as compared with the three months ended March 31, 2005) resulted from the increased implementation revenue derived from additional software partnerships which carries a higher margin.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.7%, from $12.6 million for the three months ended March 31, 2005 to $13.4 million for the three months ended March 31,

2006. The increase consists primarily of increased freight expense of $692,000 relating to our sales volume increase and the fuel surcharges imposed by freight carriers, $296,000 for non-cash option compensation expense resulting from the implementation of FASB 123R and other increased compensation costs of $290,000. These increases were partially offset by foreign exchange of $300,000 and savings in marketing and sales activities at Breas. For information regarding our implementation of FASB 123R, see Note 6 of Notes to Consolidated Financial Statements.

Research and Development Expenses. Research and development expenses decreased by approximately $143,000, or 7.6%, from $1.9 million for the three months ended March 31, 2005 to $1.7 million for the three months ended March 31, 2006. The decrease primarily reflects reduced spending at Breas, where the research and development efforts in designing a new family of ventilation equipment have been substantially completed.

Restructuring Charge. Restructuring expense for the three months ended March 31, 2005 consisted of $305,000 of costs related to the final shutdown of our California manufacturing plant that occurred in February 2005.

Other (Income) Expense—Net. Other income, net, included in operating expenses consisted of $61,000 of net expense for the three months ended March 31, 2006 and $144,000 of net gain for the three months ended March 31, 2005. The net expense for the three months ended March 31, 2006 consisted primarily of severance expense. The net gain for the three months ended March 31, 2005 consisted primarily of the gain on the sales of certain fixed assets and the realized foreign exchange gains at our Breas subsidiary.

Interest Income and Expense. Interest income increased $0.3 million from $0.4 million for the three months ended March 31, 2005 to $0.7 million during the three months ended March 31, 2006, resulting from the increase in available cash and cash equivalents and increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended March 31, 2006 and 2005 was $3.8 million and $3.2 million, respectively, reflecting effective tax rates of 33.4% and 35.5% for these periods, respectively. The 2006 tax rate reflected our ability to utilize a tax deduction available to United States manufacturers resulting from the American Jobs Creation Act of 2005 and the utilization of a tax advantaged investment portfolio to minimize tax on interest income.

Discontinued Operations. The net gain from discontinued operations was $16,000 (consisted of interest income generated from the note receivable from the buyer) and $58,000 for the three months ended March 31, 2006 and 2005.

Comparison of Results for the Six-Months Ended March 31, 2006 to the Six-Months Ended March 31, 2005.

Net Revenue. Net revenues for the six months ended March 31, 2005 increased by 6.8% (an increase of 8.1% excluding the favorable effect of foreign exchange) to $99.0 million as compared to $92.7 million in the comparable period last year. Of our total revenues, $76.0 million, or 76.7%, were derived from domestic sales and $23.0 million, or 23.3%, were derived from international sales. Domestic revenues increased by 11.1%, from $68.4 million for the six months ended March 31, 2005 to $76.0 million for the six months ended March 31, 2006. International sales decreased by 5.4%, from $24.3 million for the six months ended March 31, 2005 to $23.0 million for the six months ended March 31, 2006. This decrease resulted primarily from foreign exchange. The international sales decrease would have been a 0.6% decrease were it not for foreign exchange rates. The references in this Quarterly Report to international sales adjusted to exclude foreign exchange rates may represent “Non-GAAP Financial Measures”. We believe that these references are helpful in describing the underlying operations of the Company.

          The following are the net revenues by business segment for the six months ended March 31, 2006 compared to the six months ended March 31, 2005:

Net revenue by business segment

Six months ended March 31, (dollars in thousands)	2006	2005	Percent change

Anesthesia	$47,043	$41,696	12.8%
Respiratory/critical care	21,505	20,954	2.6%
Sleep disorder	21,807	21,531	1.3%
Pharmaceutical technology services	8,668	8,546	1.4%

Total	$99,023	$92,727	6.8%

Anesthesia. Sales of anesthesia products increased 12.8% from $41.7 million for the six months ended March 31, 2005 to $47.0 million for the six months ended March 31, 2006. The increase resulted primarily from an additional $1.0 million of sales of our traditional anesthesia circuits to $14.3 million (resulting partially from the acquisition of the Baxter disposable airway management product line on March 2, 2005), a 26.4% increase in sales of Limb-OTM, our patented anesthesia circuit, to $6.8 million and a 13.1% increase in the sales of our infusor bag product. Domestic sales of anesthesia products increased 13.3%, from $37.8 million for the six months ended March 31, 2005 to $42.8 million for the six months ended March 31, 2006. International sales of anesthesia products increased 8.2%, from $3.9 million for the six months ended March 31, 2005 to $4.3 million for the six months ended March 31, 2006.

Respiratory/critical care. Sales of respiratory/critical care products increased 2.6%, from $21.0 million for the six months ended March 31, 2005 to $21.5 million for the six months ended March 31, 2006, resulting primarily from a 19.0% increase in sales of our respirator product line and a 16.4% increase in our blood pressure cuff product lines, offset in part by declines of 14.5% in our CPAP product line and a 4.2% in our ABG product line. Domestic sales of respiratory/critical care products increased by 5.6%, from $14.3 million for the six months ended March 31, 2005 to $15.1 million for the six months ended March 31, 2006, resulting primarily from a 17.4% increase in resuscitator revenue and a 16.4 % increase in blood pressure cuff revenue. International sales of respiratory/critical care products decreased by 3.9%, from $6.6 million for the six months ended March 31, 2005 to $6.4 million for the six months ended March 31, 2006, reflecting decreases in our CPAP, Broselow and Isocath product lines. These declines were offset in part by increases in our foreign ABG sales.

Sleep Disorder. Net revenues in our sleep disorder segment increased 1.3% (an increase of 7.0% excluding foreign exchange) from $21.5 million for the six months ended March 31, 2005 to $21.8 million for the six months ended March 31, 2006. Revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 9.9%, from $13.8 million during the six months ended March 31, 2005 to $12.4 million during the six months ended March 31, 2006. Offsetting the unfavorable effect of foreign exchange of approximately $930,000, were increased revenues from the sales of Breas’ new Vivo product line. The net revenues at Sleep Services of America (SSA), our domestic sleep disorder diagnostic business, increased 21.2%, resulting from increased utilization at existing labs.

Pharmaceutical technology services. Service revenues in our pharmaceutical technology services segment for the six months ended March 31, 2006 increased by 1.4% from $8.5 million for the six months ended March 31, 2005 to $8.7 million for the six months ended March 31, 2006.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four segments:

Six months ended March 31, (Dollars in thousands)	2006		2005

	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$24,358	51.8%	$22,111	53.0%
Respiratory/critical care	11,462	53.3	11,168	53.3
Sleep disorder	11,458	52.5	9,600	44.6
Pharmaceutical technology services	2,986	34.4	3,245	38.0

Total	$50,264	50.8%	$46,124	49.7%

Gross profit dollar improvements in our anesthesia and respiratory/critical care segments correspond to the sales volume increases in those segments. The gross profit margin in the anesthesia and respiratory/critical care segments declined or remained even as a result of increased costs for plastic resins resulting from higher oil costs experienced nationwide. The gross profit dollar increase in our sleep disorder segment resulted from improved utilization at our sleep diagnostic centers as well a higher gross profit margin on new Breas products which Breas began selling in the third quarter of 2005. The gross profit margin in sleep disorder diagnostic services increased from 51.5% for the six months ended March 31, 2005 to 56.2% for the six months ended March 31, 2006. The gross profit margin at Breas increased from 40.7% for the six months ended March 31, 2005 to 49.8% for the six months ended March 31, 2006.

The gross profit dollar decline and gross profit margin decline in our pharmaceutical technology services segment during the six months ended March 31, 2006 (as compared with the six months ended March 31, 2005) reflected reduced sales of our Compliancebuilder software which occurred in the first quarter of fiscal 2005.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6.3%, from $24.6 million for the six months ended March 31, 2005 to $26.2 million for the six months ended March 31, 2006. The increase consists primarily of increased freight expense of $1.1 million relating to our sales volume increase and the fuel surcharges imposed by freight carriers $593,000 for non-cash option compensation expense resulting from the implementation of FASB 123R and other increased compensation costs of $716,000. These increases were partially offset by foreign exchange of $613,000 and savings of $310,000 in marketing and sales activities at Breas. For information regarding our implementation of FASB 123R, see Note 6 of Notes to Consolidated Financial Statements.

 Research and Development Expenses. Research and development expenses decreased by approximately $269,000, or 7.3%, from $3.7 million for the six months ended March 31, 2005 to $3.4 million for the six months ended March 31, 2006. The decrease primarily reflects reduced spending at Breas, where the research and development efforts in designing a new family of ventilation equipment have been substantially completed.

 Restructuring Charge. Restructuring expense for the six months ended March 31, 2005 consisted of $360,000 of costs related to the final shutdown of our California manufacturing plant which occurred in February 2005.

Other (Income) Expense—Net. Other income, net, included in operating expenses consisted of $107,000 of net expense for the six months ended March 31, 2006 and $106,000 of net gain for the six months ended March 31, 2005. The net expense for the six months ended March 31, 2006 consisted primarily of severance expense. The net gain for the six months ended March 31, 2005 consisted primarily of a settlement agreement, realized foreign exchange gains at our Breas subsidiary and the gain on the sale of certain fixed assets.

 Interest Income and Expense. Interest income increased $0.6 million from $0.6 million for the six months ended March 31, 2005 to $1.2 million during the six months ended March 31, 2006, resulting from the increase in available cash and cash equivalents and increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the six months ended March 31, 2006 and 2005 was $7.3 million and $6.4 million, respectively, reflecting effective tax rates of 33.6% and 35.1% for these periods, respectively. The 2006 tax rate reflected our ability to utilize a tax deduction available to United States manufacturers resulting from the American Jobs Creation Act of 2005 and the utilization of a tax advantaged investment portfolio to minimize tax on interest income.

Discontinued Operations. The Company recognized a net gain from discontinued operations of $15,000 for the six month period ended March 31, 2006 and a net loss of $32,000 for the six months ended March 31, 2005.

Liquidity and Capital Resources

We believe that the funds generated from operations, along with our current working capital position, will be sufficient to satisfy our capital requirements for at least the next twelve months. Our working capital increased by $18,622,000 as a result of the public offering of 434,000 shares of our common stock during the second quarter of 2006.

Cash flows

Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements primarily through internally generated cash flow.

During the six months ended March 31, 2006, operating activities provided $12.9 million of net cash. Investing activities used $4.9 million of net cash, consisting of $2.3 million for the purchase of rights related to CO2 indicator technology from Futall AB and $2.7 million for capital additions. Financing activities provided $18.3 million of net cash, consisting of $18.6 million from the public offering of common stock, $1.3 million received from the exercise of stock options and $0.4 million from the tax benefits realized on stock options, offset in part by $1.8 million paid for dividends and $0.2 million for the repurchase of common stock. On May 3, 2006, the Company increased its quarterly dividend form $.07per share to $.09 per share.

During the six months ended March 31, 2005 operating activities provided $16.2 million net cash. Investing activities used $13.5 million, including the $10 million acquisition of the Baxter disposable airway management product line and capital additions of $3.5 million. Financing activities used $5.3 million, consisting of $6.5 million for the repurchase of common stock, and $1.5 million paid for dividends, which were offset by $2.8 million of cash received from the exercise of stock options.

Cash and working capital

Cash and cash equivalents were $108.3 million at March 31, 2006 as compared to $81.8 million at September 30, 2005. At March 31, 2006, our working capital was $148.8 million compared to $119.6 million at September 30, 2005. At March 31, 2006, the current ratio was 11.0 to 1.0 and at September 30, 2005 the current ratio was 7.9 to 1.0.

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

Capital expenditures for the first six months of fiscal 2006 were approximately $2.7 million, and primarily included expenditures for the capitalized cost of software development ($0.6 million); the purchase of building improvements and warehouse equipment at our Totowa, NJ plant ($0.6 million); new extrusion equipment and molds at our Totowa, NJ plant ($0.5 million); molds and equipment used at our Colorado manufacturing plant ($0.5 million); equipment at our Thomas Medical Product subsidiary ($0.2 million); patents and trademarks ($0.1 million) and other capital additions used at our Breas and Sleep Services of America subsidiaries. We expect that our total capital expenditures for fiscal 2006 should not exceed our total capital spending of $5.6 million in fiscal 2005. This statement represents a forward-looking statement under the Reform Act. Actual results could differ materially from this statement for a number of reasons, including the possibility that we may determine that our business requires new equipment in order to meet competitive and/or technological challenges.

Other

At March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

On May 3, 2006, our Board of Directors approved a quarterly dividend of $0.09 per share payable on May 31, 2006 to shareholders of record at the close of business on May 24, 2006.

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

Stock Option Compensation

Effective October 1, 2005, we began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, we accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, we measured compensation expense for our stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of our stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. We have adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, have not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first and second quarters of fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to any stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

          As a result of the adoption of SFAS No. 123R, our net income for the three month and six month periods ended March 31, 2006 includes $382,000 and $764,000, respectively, of compensation expense and $128,000 and $256,000, respectively, of income tax benefits related to our stock options. The compensation expense related to all of our stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to our adoption of SFAS No. 123R, we presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on our consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

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

For the first six months of fiscal 2006, our international net revenue represented approximately 23.3% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 53.8% of our total international net revenues during the first six months of fiscal 2006. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of March 31, 2006.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings:

          On December 6, 1999 a complaint was filed against us on behalf of former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in January 1996. In August 2000 the court ordered the plaintiff to submit such claims to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. The presentation of testimony of both the plaintiff’s direct case and the defendant’s case has been completed and post-arbitration briefs have been presented. We are currently waiting for the arbitrator to render a decision, which may come at any time. Plaintiffs originally claimed damages in the pre-interest amount of approximately $8.0 million. In plaintiffs’ post-arbitration brief to the arbitrator, plaintiffs argued that the final calculation of their damages could be in excess of $14,000,000. We have recorded a reserve of approximately $600,000 in connection with this proceeding.

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

William Craig
Chief Financial Officer

Date: May 8, 2006

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