Form 10-Q
period 2006-06-30
VITAL SIGNS INC
filed 2006-08-08
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

          At August 1, 2006 there were 13,216,088 shares of Common Stock, no par value, outstanding.

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

          In Management’s Discussion and Analysis of Results of Operations and Financial Condition, we refer to the Broselow-Luten System; Broselow; Infusable, Vivo and Limb-O, all of which are trademarks of Vital Signs, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vital Signs, Inc.

          We have reviewed the accompanying consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of June 30, 2006 and the related consolidated statements of income for the three months and nine months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

Goldstein Golub Kessler LLP

New York, New York
July 26, 2006

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005

	(In thousands of dollars)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,293	$81,767
Accounts receivable, less allowances for rebates and doubtful accounts of $8,276 and $7,821, respectively	33,873	34,417
Inventory	18,933	16,659
Prepaid expenses	3,563	2,917
Other current assets	1,388	1,016

Total Current Assets	177,050	136,776
Property, plant and equipment—net	31,237	29,938
Goodwill	79,272	77,167
Deferred income taxes	669	1,141
Other assets	9,245	8,680

Total Assets	$297,473	$253,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,400	$6,347
Accrued expenses	7,728	8,203
Accrued income taxes	537	2,671

Total Current Liabilities	14,665	17,221

Minority interest in subsidiary	4,439	3,775

Commitments and contingencies
Stockholders’ Equity:
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 13,216,088 and 12,593,579 shares, respectively	44,384	18,832
Accumulated other comprehensive income	3,005	2,012
Retained earnings	230,980	211,862

Stockholders’ equity	278,369	232,706

Total Liabilities and Stockholders’ Equity	$297,473	$253,702

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,

	2006	2005

	(In thousands, except per share amounts)
Net Revenues:
Net sales	$43,339	$40,499
Service revenue	8,840	8,193

	52,179	48,692

Cost of goods sold and services performed:
Cost of goods sold	20,943	18,990
Cost of services performed	4,269	4,430

	25,212	23,420

Gross profit	26,967	25,272

Operating expenses:
Selling, general and administrative	13,356	13,211
Research and development	1,897	1,923
Restructuring expense	—	(136)
Other expense (income)—net	42	(53)

Total operating expenses	15,295	14,945

Operating Income	11,672	10,327

Other income
Interest income	779	601
Income from continuing operations before provision for income tax and minority interest in income of consolidated subsidiary	12,451	10,928
Provision for income taxes	4,241	3,846

Income from continuing operations before minority interest in income of consolidated subsidiary	8,210	7,082
Minority interest in income of consolidated subsidiary	292	191

Income from continuing operations	7,918	6,891
Discontinued Operations:
Income from operations of Vital Pharma, net of income tax provision of $14 and $68	26	127

Net income	$7,944	$7,018

Earnings per Common Share:
Basic
Income per share from continuing operations	$0.60	$0.55
Income per share from discontinued operations	$0.00	$0.01

Net earnings per share	$0.60	$0.56

Diluted
Income per share from continuing operations	$0.60	$0.54
Income per share from discontinued operations	$0.00	$0.01

Net earnings per share	$0.60	$0.55

Basic weighted average number of shares outstanding	13,159	12,627
Diluted weighted average number of shares outstanding	13,208	12,806
Dividends paid per share	$0.09	$0.07

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Nine Months Ended June 30,

	2006	2005

	(In thousands, except per share amounts)
Net Revenues:
Net sales	$124,288	$116,916
Service revenue	26,914	24,502

	151,202	141,418

Cost of goods sold and services performed:
Cost of goods sold	59,900	56,530
Cost of services performed	14,071	13,493

	73,971	70,023

Gross profit	77,231	71,395

Operating expenses:
Selling, general and administrative	39,522	37,815
Research and development	5,294	5,589
Restructuring expense	—	224
Other expense (income) — net	149	(159)

Total operating expenses	44,965	43,469

Operating Income	32,266	27,926

Other income (expense)
Interest income	2,009	1,234
Interest (expense)	—	(18)

Total other income	2,009	1,216

Income from continuing operations before provision for income tax and minority interest in income of consolidated subsidiary	34,275	29,142
Provision for income taxes	11,580	10,242

Income from continuing operations before minority interest in income of consolidated subsidiary	22,695	18,900
Minority interest in income of consolidated subsidiary	664	419

Income from continuing operations	22,031	18,481
Discontinued Operations:
Income from operations of Vital Pharma, net of income tax provision of $23 and $51	41	95

Net income	$22,072	$18,576

Earnings per Common Share:
Basic
Income per share from continuing operations	$1.71	$1.46
Income per share from discontinued operations	$0.00	$0.01

Net earnings per share	$1.71	$1.47

Diluted
Income per share from continuing operations	$1.70	$1.45
Income per share from discontinued operations	$0.00	$0.00

Net earnings per share	$1.70	$1.45

Basic weighted average number of shares outstanding	12,881	12,619
Diluted weighted average number of shares outstanding	12,962	12,783
Dividends paid per share	$0.23	$0.20

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended June 30,

	2006	2005

	(In thousands of dollars)
Cash Flows from Operating Activities:
Net income	$22,072	$18,576
(Income) loss from discontinued operations	(41)	(95)

Income from continuing operations	22,031	18,481
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation and amortization	3,658	4,406
Deferred income taxes	373	796
Tax benefit on stock options	—	506
Non-cash compensation expense	1,093	—
Minority interest in income of consolidated subsidiary	664	419
Changes in operating assets and liabilities:
Decrease in accounts receivable	789	911
(Increase) decrease in inventory	(2,094)	277
Increase in prepaid expenses and other current assets	(976)	(951)
Increase in other assets	(296)	(1,322)
(Decrease) increase in accounts payable	(673)	1,706
Decrease in accrued expenses	(636)	(433)
(Decrease) increase in accrued income taxes	(2,035)	126
Increase in other liabilities	—	177

Net cash provided by continuing operations	21,898	25,099
Net cash provided by (used in) discontinued operations	41	95

Net cash provided by operating activities	21,939	25,194

Cash flows from investing activities:
Acquisition of Baxter disposable airways product line	—	(9,965)
Acquisition of assets of Futall AB	(2,276)	—
Acquisition of property, plant and equipment	(4,010)	(2,126)
Capitalized software costs	(430)	(1,673)
Capitalized patent costs	(223)	(107)

Net cash used in investing activities	(6,939)	(13,871)

Cash flows from financing activities:
Net proceeds from sale of common stock	18,575	—
Dividends paid	(2,956)	(2,529)
Tax benefit on stock options	1,989	—
Proceeds from exercise of stock options	4,113	2,996
Purchase of common stock	(217)	(7,883)

Net cash provided by (used in) financing activities	21,504	(7,416)
Effect of foreign currency translation	1,022	(1,475)

Net increase in cash and cash equivalents	37,526	2,432
Cash and cash equivalents at beginning of period	81,767	76,468

Cash and cash equivalents at end of period	$119,293	$78,900

Supplemental disclosures of cash flow information:
Cash paid during the Nine months for:
Interest	$—	$19
Income taxes	$9,516	$8,347
Supplemental schedule of non-cash financing activities:

Fair value of common stock received as payment for exercise of stock options	$1,586	$—

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1. The consolidated balance sheet as of June 30, 2006, the consolidated statements of income for the three months and nine months ended June 30, 2006 and 2005, and the consolidated statements of cash flows for the nine months ended June 30, 2006 and 2005, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. The September 30, 2005 consolidated balance sheet has been derived from the audited financial statements for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2006 and the results of operations for the three months and nine months ended June 30, 2006 and 2005, and the cash flows for the nine months ended June 30, 2006 and 2005, have been made.

          2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements.

          3. At June 30, 2006, the Company’s inventory was comprised of raw materials of $12,613,000 and finished goods of $6,320,000. At September 30, 2005, the Company’s inventory was comprised of raw materials of $11,142,000 and finished goods of $5,517,000.

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

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(dollars in thousands)	Anesthesia	Respiratory Critical Care	Sleep	Pharmaceutical Technology Services	Consolidated

For the three months ended June 30:
2006
Net revenues	$25,128	$11,438	$11,973	$3,640	$52,179
Gross profit	12,995	5,902	6,756	1,314	26,967
Gross profit percentage	51.7%	51.6%	56.4%	36.1%	51.7%
Operating income	6,506	2,961	1,963	242	11,672
2005
Net revenues	$24,038	$10,515	$10,331	$3,808	$48,692
Gross profit	13,158	5,615	5,097	1,402	25,272
Gross profit percentage	54.7%	53.4%	49.3%	36.8%	51.9%
Operating income	6,736	2,946	543	102	10,327

For the nine months ended June 30:
2006
Net revenues	$72,173	$32,943	$33,780	$12,306	$151,202
Gross profit	37,390	17,328	18,214	4,299	77,231
Gross profit percentage	51.8%	52.6%	53.9%	34.9%	51.1. %
Operating income	18,299	8,353	4,588	1,026	32,266
Total assets	162,112	73,995	41,851	19,515	297,473
Capital expenditures	2,293	1,047	1,087	236	4,663
2005
Net revenues	$65,489	$31,714	$31,862	$12,353	$141,418
Gross profit	35,242	16,808	14,698	4,647	71,395
Gross profit percentage	53.8%	53.0%	46.1%	37.6%	50.5%
Operating income	17,997	8,716	483	730	27,926
Total assets	130,145	63,025	34,710	18,658	246,538
Capital expenditures	2,607	653	587	59	3,906

          5. Other comprehensive income for the three months and nine months ended June 30, 2006 and 2005 consisted of:

	Three Months Ended June 30,		Nine months ended June 30,

(in thousands)	2006	2005	2006	2005

Net income	$7,944	$7,018	$22,072	$18,576
Foreign currency translation	1,105	(2,187)	993	(1,564)

Comprehensive income	$9,049	$4,831	$23,065	$17,012

          6. Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first, second and third quarters of fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

          As a result of the adoption of SFAS No. 123R, the Company’s net income for the three month and nine month periods ended June 30, 2006 includes $329,000 and $1,093,000, respectively, of compensation expense and related reductions in income tax expenses of $114,000 and $370,000, respectively. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

          At June 30, 2006, the Company had two stock option plans. The Vital Signs 2003 Investment Plan, provides for the grant of options to employees, officers and directors to purchase the Company’s common stock. The 2003 Investment Plan is a renewal of the Company’s 1994 Investment Plan, which expired in January 2004. One million shares of the Company’s common stock have been authorized for share purchase and option grants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest after a two-year period. Shares purchased by persons who are not executive officers or directors may be financed through the Company. The 2002 Stock Incentive Plan provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Although the 2002 Stock Incentive Plan allows for the grants of stock options to consultants, to date no options have been granted to consultants under that plan. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted to employees under the 2002 Stock Incentive Plan. The vesting period for options granted to directors under the 2002 Stock Incentive Plan varies depending on the basis for the grant. The 2002 Stock Incentive Plan expires on May 31, 2012.

          For stock option grants prior to October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the three month and nine month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2006	2005	2006	2005

Risk-free interest rate	5.22%	5.00%	4.50%	5.00%

Expected volatility of common stock	34.75%	33.00%	34.75%	33.00%

Dividend yield	0.65%	0.70%	0.65%	0.70%

Expected option term	3.3 -6.4 years	5.0 -10.0 years	3.4 -6.4 years	5.0 - 10.0 years

          The risk-free interest rate for the nine months ended June 30, 2006 is based on the 5 year U.S. Treasury bill rate on the day of the grant. There were 5,000 options granted during the three months ended June 30, 2006. For the three months and nine months ended June 30, 2005 the rate is based on the implied yield on a U.S. Treasury bond with constant maturities with a remaining term equal to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s stock. For options granted during the nine months ended June 30, 2006, the expected volatility computation is based on the average of the volatility over the most recent four year period. For options granted during the three months and nine months ended June 30, 2005, the expected volatility computation is based on the volatility over a 1.67 year period prior to the date of grant of such options.

          A summary of the status of the Company’s stock option plans as of June 30, 2006 and of changes in options outstanding under the plans during the nine months ended June 30, 2006 is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2005	582,211	$29.32

Options granted	42,750	$44.33

Options exercised	(224,821)	$25.35

Options forfeited or expired	(24,151)	$38.33

Options outstanding at June 30, 2006	375,989	$32.82	8.78	$6,283,219

Options vested and exercisable at June 30, 2006	219,391	$28.87	6.18	$4,533,378

          The weighted-average fair value of each option granted during the nine month periods ended June 30, 2006 and 2005, estimated as of the grant date using a lattice based option valuation model (2006) and the Black-Scholes option valuation model (2005), was $12.32 per option and $20.56 per option, respectively.

          A summary of the status of the Company’s nonvested shares as of September 30, 2005, and changes during the nine months ended June 30, 2006 is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)

Nonvested shares at September 30, 2005	206,146	$36.05	8.18

Options granted	42,750	$44.33	9.21

Options vested	(72,586)	$35.36	8.04

Options forfeited or expired	(19,712)	$38.25	8.66

Nonvested shares at June 30, 2006	156,598	$38.36	8.46

          As of June 30, 2006, there was $2.1 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.75 years.

          For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to apply the accounting rules under APB Opinion No.25 and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:

(in thousands, except share amounts)	Three Month period ended June 30, 2005	Nine Month Period ended June 30, 2005

Net income —as reported	$7,018	$18,576
Stock compensation expense	403	884
Net income —Pro forma	$6,615	$17,692
Basic net income per common share—as reported	$0.56	$1.47
Diluted net income per common share—as reported	$0.55	$1.45
Basic net income per common share—Pro forma	$0.52	$1.40
Diluted net income per common share—Pro forma	$0.52	$1.38

          Cash received from stock option exercises for the nine months ended June 30, 2006 and 2005 was $4,113,000 and $2,996,000, respectively. The income tax benefits from stock option exercises totaled $1,989,000 and $506,000 for the nine months ended June 30, 2006 and 2005, respectively.

          7. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect that FIN 48 will have a material effect on its consolidated financial condition or results of operations.

          The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

          8. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. For the three month and nine month periods ended June 30, 2006, these sales accounted for approximately 27.6% and 27.7%, respectively, of the net sales of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods to the end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. Rebates are recorded as a reduction to gross sales in the same period as the related sales are recorded.

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

	Three Month Period Ended June 30,	Nine Month Period Ended June 30,

(in thousands, except per share amounts)	2005	2005

Net sales	$52,110	$146,499
Net income	6,828	19,578
Basic net income per common share	$.55	$1.55
Diluted net income per common share	$.54	$1.53

Such pro forma data is not necessarily indicative of future results of operations.

          On November 14, 2005 the Company acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology of the type used by the Company in its C-CO2TM product. The assets consisted of intellectual property rights including patents and trade secrets, manufacturing equipment, and office equipment. The purchase price is comprised of (i) an initial payment of $2,000,000 and, (ii) a royalty on future sales. Royalties of $28,000 have been earned by the selling shareholders of Futall and charged to operations. The transaction includes the acquisition of certain patents valued at approximately $155,000. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill and may be subject to adjustment, was approximately $2,105,000, and is included in the anesthesia and respiratory/critical care segments. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”). Since the acquisition of Futall AB, and its related operations, are immaterial, no pro forma information has been presented.

          10. In accordance with SFAS No. 142, Goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2006 and found no impairment. If the Company is required to record impairment charges in the future, it could have an adverse impact on its results of operations and financial condition. Goodwill increased during the time periods presented as follows:

	For the Nine month periods ended June 30,

(dollars in thousands)	2006	2005

Beginning balance	$77,167	$69,506
Goodwill acquired during the year	2,105	7,700

Ending balance	$79,272	$77,206

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

Sleep Disorders

We serve the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through our Sleep Services of America, or SSA, subsidiary, we provide sleep diagnostic testing services in the United States in free standing laboratories and centers and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from obstructive sleep apnea. As of June 30, 2006, we managed 52 sleep laboratories and centers. We have focused our efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. Our diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. Our principal expense in our sleep diagnostic services business is the cost of employing the technicians who operate our sleep laboratories and centers.

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

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care and sleep disorder and personal ventilation products and revenues from our sleep disorder diagnostic services and pharmaceutical technology services. The amount and percentage of our net revenue derived from each of our business segments were as follows during the periods indicated:

	Three months ended June 30, 2006		Three months ended June 30, 2005

(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$25,128	48.2%	$24,038	49.4%

Respiratory/critical care	11,438	21.9%	10,515	21.6%

Sleep disorder and personal ventilation	11,973	22.9%	10,331	21.2%

Pharmaceutical technology services	3,640	7.0%	3,808	7.8%

Total	$52,179	100.0%	$48,692	100.0%

	Nine months ended June 30, 2006		Nine months ended June 30, 2005

(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$72,173	47.7%	$65,489	46.3%

Respiratory/critical care	32,943	21.8%	31,714	22.4%

Sleep disorder and personal ventilation	33,780	22.4%	31,862	22.5%

Pharmaceutical technology services	12,306	8.1%	12,353	8.8%

Total	$151,202	100.0%	$141,418	100.0%

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

Gross revenues associated with our anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors. Sales to distributors represented 27.6% and 28.2% of our net sales during the three months ended June 30, 2006, and 2005, respectively, and 27.7% and 25.8% of our net sales during the nine months ended June 30, 2006, and 2005, respectively

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

	Three Months Ended June 30,		Nine months ended June 30,

	2006	2005	2006	2005

Gross sales	$61,054	$55,801	$175,065	$160,482
Rebates	(16,629)	(14,293)	(47,466)	(40,769)
Other deductions	(1,086)	(1,009)	(3,311)	(2,797)

Net sales	43,339	40,499	124,288	116,916
Service revenues	8,840	8,193	26,914	24,502

Total net revenues	$52,179	$48,692	$151,202	$141,418

          Other deductions consist of discounts, returns and allowances for credits.

For service revenue in the sleep disorder and pharmaceutical technology services segments, revenue is recognized when the service is performed.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. For each of the three month periods ended June 30, 2006 and 2005, we incurred $1.9 million of research and development expenses. For the nine months ended June 30, 2006 and 2005, we incurred $5.3 million and $5.6 million of research and development expenses, respectively.

International sales

          Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

	Three months ended June 30, 2006		Three months ended June 30, 2005

	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

	(dollars in thousands)
Anesthesia	$2,593	5.0%	$2,276	4.7%
Respiratory/critical care	3,372	6.5	3,653	7.5
Sleep disorder	6,773	13.0	5,946	12.2

Total	$12,738	24.4%	$11,875	24.4%

	Nine months ended June 30, 2006		Nine months ended June 30, 2005

	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

	(dollars in thousands)
Anesthesia	$6,849	4.5%	$6,206	4.4%
Respiratory/critical care	9,747	6.5	10,286	7.3
Sleep disorder	19,174	12.7	19,715	13.9

Total	$35,770	23.7%	$36,207	25.6%

          During the past year, we have transitioned from our three year alliance with Teleflex (Rusch) to distributors in each of the ten countries covered under the agreement, which we previously entered into with Teleflex. Even with this transition, international sales in the Anesthesia and Respiratory/Critical Care segments have increased by $36,000 (0.6%) and $104,000 (0.6%) for the three month and nine month periods ended June 30, 2006, respectively, over the comparable period in last fiscal year.

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to our sleep disorder segment and, more particularly, with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish Kroner to United States Dollars.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

Consolidated statement of income data (as a percentage of sales):

	Three Months ended June 30,		Nine Months ended June 30,

	2006	2005	2006	2005

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	48.3	48.1	48.9	49.5
Gross profit:
Anesthesia	51.7	54.7	51.8	53.8
Respiratory/critical care	51.6	53.4	52.6	53.0
Sleep disorder	56.4	49.3	53.9	46.1
Pharmaceutical technology services	36.1	36.8	34.9	37.6
Total	51.7	51.9	51.1	50.5
Operating expenses:
Selling, general and administrative	25.6	27.1	26.1	26.7
Research and development	3.6	3.9	3.5	4.0
Restructuring and impairment	—	(0.3)	—	0.2
Other expense, net	0.1	(0.1)	0.1	(0.1)
Total operating expenses	29.3	30.7	29.7	30.7
Interest income, net	(1.5)	(1.2)	(1.3)	(0.9)
Provision for income taxes	8.1	7.9	7.7	7.2
Income from continuing operations	15.2	14.2	14.6	13.1
Net income	15.2	14.4	14.6	13.1

Comparison of Results for the Three-Months Ended June 30, 2006 to the Three-Months Ended June 30, 2005.

          Net Revenue. Net revenues for the three months ended June 30, 2006 increased by 7.2% (an increase of 7.3% excluding the unfavorable effect of foreign exchange) to $52.2 million as compared to $48.7 million in the comparable period last year. Of our total revenues for the three months ended June 30, 2006, $39.5 million, or 75.6%, were derived from domestic sales and $12.7 million, or 24.4%, were derived from international sales. Domestic revenues increased by 7.1%, from $36.8 million for the third quarter of fiscal 2005 to $39.5 million for the third quarter of fiscal 2006. International sales increased by 7.3%, from $11.9 million for the third quarter of fiscal 2005 to $12.7 million for the third quarter of fiscal 2006. The international sales increase would have been an 8.0% increase were it not for foreign exchange rates. During the past year, we have transitioned from our three year alliance with Teleflex (Rusch) to distributors in each of the ten countries covered under the agreement, which we previously entered into with Teleflex. Despite this transition, international sales in the Anesthesia and Respiratory/Critical Care segments have increased by 0.6% for the three month period ended June 30, 2006 over the comparable period in last fiscal year. The references in this Quarterly Report to international sales adjusted to exclude foreign exchange rates may represent “Non-GAAP Financial Measures”. We believe that these references are helpful in describing the underlying operations of the Company.

          The following are the net revenues by business segment for the three months ended June 30, 2006 compared to the three months ended June 30, 2005:

Net revenue by business segment

Three months ended June 30, (Dollars in thousands)	2006	2005	Percent change

Anesthesia	$25,128	$24,038	4.5%
Respiratory/critical care	11,438	10,515	8.8%
Sleep disorder	11,973	10,331	15.9%
Pharmaceutical technology services	3,640	3,808	(4.4)%

Total	$52,179	$48,692	7.2%

Anesthesia. Sales of anesthesia products increased 4.5% from $24.0 million for the three months ended June 30, 2005 to $25.1 million for the three months ended June 30, 2006. Domestic sales of anesthesia products increased 3.6%, from $21.8 million for the three months ended June 30, 2005 to $22.5 million for the three months ended June 30, 2006. International sales of anesthesia products increased 13.9%, from $2.3 million for the three months ended June 30, 2005 to $2.6 million for the three months ended June 30, 2006.

Respiratory/critical care. Sales of respiratory/critical care products increased 8.8%, from $10.5 million for the three months ended June 30, 2005 to $11.4 million for the three months ended June 30, 2006, resulting primarily from an increase in sales of our blood pressure cuffs and resuscitator product lines, offsetting a decline in sales of our ABG product line. Domestic sales of respiratory/critical care products increased by 17.5%, from $6.9 million for the three months ended June 30, 2005 to $8.1 million for the three months ended June 30, 2006. International sales of respiratory/critical care products decreased by 7.7%, from $3.7 million for the three months ended June 30, 2005 to $3.4 million for the three months ended June 30, 2006.

Sleep Disorder. Net revenues in our sleep disorder segment increased 15.9% (an increase of 16.8% excluding foreign exchange) from $10.3 million for the three months ended June 30, 2005 to $12.0 million for the three months ended June 30, 2006. At Breas, our European manufacturer of personal ventilators and CPAP devices, revenue increased 13.9%. The net revenues at Sleep Services of America (SSA), our domestic sleep disorder diagnostic business, increased 18.6%, from $4.4 million to $5.2 million, resulting primarily from improved utilization at existing labs. The same center revenue growth was 16.2%

Pharmaceutical technology services. Service revenues in our pharmaceutical technology services segment for the three months ended June 30, 2006 decreased by 4.4% from $3.8 million to $3.6 million.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four segments:

Three months ended June 30, (Dollars in thousands)	2006		2005

	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$12,995	51.7%	$13,158	54.7%
Respiratory/critical care	5,902	51.6	5,615	53.4
Sleep disorder	6,756	56.4	5,097	49.3
Pharmaceutical technology services	1,314	36.1	1,402	36.8

Total	$26,967	51.7%	$25,272	51.9%

The gross profit dollar and margin decline in the anesthesia segment was primarily due to the increase in the cost of plastic resins and in-bound freight resulting from higher oil costs experienced nationwide and the impact of an increase in the sales of lower margin products sold by Thomas Medical Products. The gross profit margin decline in the respiratory/critical care segment was primarily due to the increase in the cost of plastic resins and in-bound freight resulting from higher oil costs experienced nationwide.

The gross profit dollar increase in our sleep disorder segment resulted from improved utilization at our sleep diagnostic centers as well a higher gross profit margin on new Breas products. The gross profit margin in sleep disorder diagnostic services increased from 53.8% in the third quarter of fiscal 2005 to 62.6% in the third quarter of fiscal 2006 resulting primarily from revenue growth while maintaining costs at historical levels. The gross profit margin at Breas increased from 46.0% in the third quarter of fiscal 2005 to 51.7% in the third quarter of fiscal 2006 reflecting the sale of the new Breas products at a higher profit margin.

The gross profit dollar and margin decrease in our pharmaceutical technology services segment during the three months ended June 30, 2006 corresponds to the revenue decline described above.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 1.1%, from $13.2 million for the three months ended June 30, 2005 to $13.4 million for the three months ended June 30,

2006. The increase consists primarily of increased freight expense of $366,000 relating to our sales volume increase and the fuel surcharges imposed by freight carriers, $242,000 for non-cash option compensation expense resulting from the implementation of FASB 123R, increased accounting fees of $221,000 and increased legal fees of $233,000.These increases were partially offset by reduced compensation costs of $451,000, foreign exchange of $215,000 and savings in health insurance of $282,000. For information regarding our implementation of FASB 123R, see Note 6 of Notes to Consolidated Financial Statements.

Research and Development Expenses. Research and development expenses remained at approximately $1.9 million for the three months ended June 30, 2005 and for the three months ended June 30, 2006.

Restructuring Expense. Restructuring expense for the three months ended June 30, 2005 consisted of $136,000 reversal of accrued costs related to the final shutdown of our California manufacturing plant that occurred in February 2005.

Other (Income) Expense—Net. Other (income) expense, net, included in operating expenses consisted of $42,000 of net expense for the three months ended June 30, 2006 and $53,000 of net gain for the three months ended June 30, 2005. The net expense for the three months ended June 30, 2006 consisted primarily of donation expense. The net gain for the three months ended June 30, 2005 consisted primarily of realized foreign exchange gains at our Breas subsidiary.

Interest Income and Expense. Interest income increased $0.2 million from $0.6 million for the three months ended June 30, 2005 to $0.8 million during the three months ended June 30, 2006, resulting from an increase in available cash and cash equivalents attributable in part to our February 2006 public offering and increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended June 30, 2006 and 2005 was $4.2 million and $3.8 million, respectively, reflecting effective tax rates of 34.1% and 35.2% for these periods, respectively. The 2006 tax rate reflected our ability to utilize a tax deduction available to United States manufacturers resulting from the American Jobs Creation Act of 2005 and the utilization of a tax advantaged investment portfolio to minimize tax on interest income.

Discontinued Operations. The net gain from discontinued operations was $26,000 (consisting of interest income generated from a note receivable) and $127,000 for the three months ended June 30, 2006 and 2005, respectively.

Comparison of Results for the Nine-Months Ended June 30, 2006 to the Nine-Months Ended June 30, 2005.

          Net Revenue. Net revenues for the nine months ended June 30, 2005 increased by 6.9% (an increase of 8.2% excluding the unfavorable effect of foreign exchange) to $151.2 million as compared to $141.4 million in the comparable period last year. Of our total revenues, $115.4 million, or 76.3%, were derived from domestic sales and $35.8 million, or 23.7%, were derived from international sales. Domestic revenues increased by 9.7%, from $105.2 million for the nine months ended June 30, 2005 to $115.4 million for the nine months ended June 30, 2006. International sales decreased by 1.2%, from $36.2 million for the nine months ended June 30, 2005 to $35.8 million for the nine months ended June 30, 2006. Excluding the effects of foreign exchange, the international sales would have increased 3.6%. During the past year, we have transitioned from our three year alliance with Teleflex (Rusch) to distributors in each of the ten countries covered under the agreement, which we previously entered into with Teleflex. Despite this transition, international sales in the Anesthesia and Respiratory/Critical Care segments have increased by 0.6% for the nine month period ended June 30, 2006 over the comparable period in last fiscal year. The references in this Quarterly Report to international sales adjusted to exclude foreign exchange rates may represent “Non-GAAP Financial Measures”. We believe that these references are helpful in describing the underlying operations of the Company.

          The following are the net revenues by business segment for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005:

Net revenue by business segment

Nine months ended June 30, (dollars in thousands)	2006	2005	Percent change

Anesthesia	$72,173	$65,489	10.2%
Respiratory/critical care	32,943	31,714	3.9%
Sleep disorder	33,780	31,862	6.0%
Pharmaceutical technology services	12,306	12,353	(0.4)%

Total	$151,202	$141,418	6.9%

Anesthesia. Sales of anesthesia products increased 10.2% from $65.5 million for the nine months ended June 30, 2005 to $72.2 million for the nine months ended June 30, 2006. Domestic sales of anesthesia products increased 10.2% from $59.3 million for the nine months ended June 30, 2005 to $65.3 million for the nine months ended June 30, 2006. International sales of anesthesia products increased 10.4%, from $6.2 million for the nine months ended June 30, 2005 to $6.8 million for the nine months ended June 30, 2006.

Respiratory/critical care. Sales of respiratory/critical care products increased 3.9%, from $31.7 million for the nine months ended June 30, 2005 to $32.9 million for the nine months ended June 30, 2006, resulting primarily from increases in sales of our respirator product line our blood pressure cuff product lines, offset in part by declines in our ABG product line. Domestic sales of respiratory/critical care products increased by 8.3%, from $21.4 million for the nine months ended June 30, 2005 to $23.2 million for the nine months ended June 30, 2006. International sales of respiratory/critical care products decreased by 5.2%, from $10.3 million for the nine months ended June 30, 2005 to $9.7 million for the nine months ended June 30, 2006.

Sleep Disorder. Net revenues in our sleep disorder segment increased 6.0% (an increase of 11.9% excluding foreign exchange) from $31.9 million for the nine months ended June 30, 2005 to $33.8 million for the nine months ended June 30, 2006. Revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 2.7%, from $19.7 million during the nine months ended June 30, 2005 to $19.2 million during the nine months ended June 30, 2006. Offsetting the unfavorable effect of foreign exchange of approximately $1.7 million, were increased ventilator revenues from the sales of Breas’ new Vivo product line. The net revenues at Sleep Services of America (SSA), our domestic sleep disorder diagnostic business, increased 20.2%, resulting from growth in diagnostic revenues derived from increased utilization at existing labs and an increase in study rates. Same center revenue growth was 21%

Pharmaceutical technology services. Service revenues in our pharmaceutical technology services segment for the nine months ended June 30, 2006 decreased by 0.4% from $12.4 million for the nine months ended June 30, 2005 to $12.3 million for the nine months ended June 30, 2006.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four segments:

Nine months ended June 30, (Dollars in thousands)	2006		2005

	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$37,390	51.8%	$35,242	53.8%
Respiratory/critical care	17,328	52.6	16,808	53.0
Sleep disorder	18,214	53.9	14,698	46.1
Pharmaceutical technology services	4,299	34.9	4,647	37.6

Total	$77,231	51.1%	$71,395	50.5%

The gross profit dollar improvements in our anesthesia and respiratory/critical care segments result primarily from the sales volume increases described above. These increases were offset by increased costs for plastic resins and inbound freight resulting from higher oil costs experienced nationwide. The gross profit margin in the anesthesia and respiratory/critical care segments declined as a result of the increased costs described previously.

The gross profit dollar increase in our sleep disorder segment resulted from improved utilization at our sleep diagnostic centers as well a higher gross profit margin on new Breas products. The gross profit margin in sleep disorder diagnostic services increased from 52.4% for the nine months ended June 30, 2005 to 58.5% for the nine months ended June 30, 2006 resulting primarily from revenue growth while maintaining costs at historical levels. The gross profit margin at Breas increased from 42.2% for the nine months ended June 30, 2005 to 50.4% for the nine months ended June 30, 2006 reflecting the sale of the new Breas products at a higher profit margin.

The gross profit dollar decline and gross profit margin decline in our pharmaceutical technology services segment during the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 4.5%, from $37.8 million for the nine months ended June 30, 2005 to $39.5 million for the nine months ended June 30, 2006.

The increase consists primarily of increased freight expense of $1.5 million relating to our sales volume increase and the fuel surcharges imposed by freight carriers $835,000 for non-cash option compensation expense resulting from the implementation of FASB 123R and increased legal fees of $332,000. and accounting fees of $135,000.These increases were partially offset by foreign exchange of $653,000 and savings of $267,000 in health insurance costs. For information regarding our implementation of FASB 123R, see Note 6 of Notes to Consolidated Financial Statements.

Research and Development Expenses. Research and development expenses decreased by approximately $300,000, or 5.3%, from $5.6 million for the nine months ended June 30, 2005 to $5.3 million for the nine months ended June 30, 2006. The decrease primarily reflects reduced spending at Breas, where the research and development efforts in designing the new family of CPAP and ventilation equipment have been substantially completed.

Restructuring Charge. Restructuring expense for the nine months ended June 30, 2005 consisted of $224,000 of costs related to the final shutdown of our California manufacturing plant which occurred in February 2005.

Other (Income) Expense—Net. Other expense, net, included in operating expenses consisted of $149,000 of net expense for the nine months ended June 30, 2006 and $159,000 of net gain for the nine months ended June 30, 2005. The net expense for the nine months ended June 30, 2006 consisted primarily of severance and donation expense. The net gain for the nine months ended June 30, 2005 consisted primarily of a settlement agreement, realized foreign exchange gains at our Breas subsidiary and the gain on the sale of certain fixed assets.

Interest Income and Expense. Interest income increased $0.8 million from $1.2 million for the nine months ended June 30, 2005 to $2.0 million during the nine months ended June 30, 2006, resulting from the increase in available cash and cash equivalents attributable in part to our February 2006 public offering and increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the nine months ended June 30, 2006 and 2005 was $11.6 million and $10.2 million, respectively, reflecting effective tax rates of 33.8% and 35.1% for these periods, respectively. The 2006 tax rate reflected our ability to utilize a tax deduction available to United States manufacturers resulting from the American Jobs Creation Act of 2005 and the utilization of a tax advantaged investment portfolio to minimize tax on interest income.

Discontinued Operations. The net gain from discontinued operations was $41,000 (consisting of interest income generated from a note receivable) and $95,000 for the nine months ended June 30, 2006 and 2005.

Liquidity and Capital Resources

We believe that the funds generated from operations, along with our current working capital position, will be sufficient to satisfy our capital requirements for at least the next twelve months. Our working capital increased by $18,575,000 as a result of the public offering of 434,000 shares of our common stock during the second quarter of 2006.

Cash flows

Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements primarily through internally generated cash flow.

During the nine months ended June 30, 2006, operating activities provided $21.9 million of net cash. Investing activities used $6.9 million of net cash, consisting of $2.3 million for the purchase of rights related to CO2 indicator technology from Futall AB and $4.6 million for capital additions. Financing activities provided $21.5 million of net cash, consisting of $18.6 million from the public offering of common stock, $4.1 million received from the exercise of stock options and $2.0 million from the tax benefits realized on stock options, offset in part by $3.0 million paid for dividends and $0.2 million for the repurchase of common stock. On May 3, 2006, the Company increased its quarterly dividend from $.07per share to $.09 per share.

During the nine months ended June 30, 2005 operating activities provided $25.2 million net cash. Investing activities used $13.9 million, including the $10 million acquisition of the Baxter disposable airway management product line and capital additions of $3.9 million. Financing activities used $7.4 million, consisting of $7.9 million for the repurchase of common stock, and $2.5 million paid for dividends, which were offset by $3.0 million of cash received from the exercise of stock options.

Cash and working capital

Cash and cash equivalents were $119.3 million at June 30, 2006 as compared to $81.8 million at September 30, 2005. At June 30, 2006, our working capital was $162.4 million compared to $119.6 million at September 30, 2005. At June 30, 2006, the current ratio was 12.1 to 1.0 and at September 30, 2005 the current ratio was 7.9 to 1.0.

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

Capital expenditures for the first nine months of fiscal 2006 were approximately $4.7 million, and primarily included expenditures for the capitalized cost of software development ($0.4 million); the purchase of building improvements at our Totowa, NJ plant ($0.6 million); new extrusion equipment and molds at our Totowa, NJ plant ($0.9 million); upgrades to our MIS systems at our Totowa headquarters and Colorado plant ($1.0 million) molds and equipment used at our Colorado manufacturing plant ($0.5 million); equipment at our Thomas Medical Product subsidiary ($0.5 million); patents and trademarks ($0.2 million); tools and equipment at our Breas facility ($0.3 million) and other capital additions at Sleep Services of America subsidiaries. We expect that our total capital expenditures for fiscal 2006 will increase slightly above our total capital spending of $5.6 million in fiscal 2005. This statement represents a forward-looking statement under the Exchange Act and the Securities Act. Actual results could differ materially from this statement for a number of reasons, including the possibility that we may determine that our business requires new equipment in order to meet competitive and/or technological challenges.

Other

At June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005.

On August 2, 2006, our Board of Directors approved a quarterly dividend of $0.09 per share payable on August 31, 2006 to shareholders of record at the close of business on August 24, 2006.

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

          As a result of the adoption of SFAS No. 123R, our net income for the three month and nine month periods ended June 30, 2006 includes $329,000 and $1,093,000, respectively, of compensation expense and $114,000 and $370,000, respectively, of income tax benefits related to our stock options. The compensation expense related to all of our stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to our adoption of SFAS No. 123R, we presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on our consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

For the first nine months of fiscal 2006, our international net revenue represented approximately 23.7% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 53.6% of our total international net revenues during the first nine months of fiscal 2006. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of June 30, 2006.

Our primary risk involving price changes relates to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our single source of supply for facemasks, we seek tomaintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

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

          We are also involved in other legal proceedings arising in the ordinary course of business. We cannot predict the outcome of our legal proceedings with certainty. However, based upon our review of pending legal proceedings, we do not believe the ultimate disposition of our pending legal proceedings will be material to our financial condition or results of operations. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

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

William Craig
Chief Financial Officer

Date: August 3, 2006

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