Form 10-K
period 2006-09-30
VITAL SIGNS INC
filed 2006-12-12
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006.
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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”. Rule 12b-2 of the Exchange Act. Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act) ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2006), was approximately $431,365,345.

Number of shares of Common Stock outstanding as of December 8, 2006: 13,218,850

Documents incorporated by reference: Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders (Part III).

VITAL SIGNS, INC.
TABLE OF CONTENTS

In this Annual Report, references to “Vital Signs,” “we,” “us” and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar™, Actar D-Fib™, Babysafe™, Breas®, Breas HA50™, Breas PV10™ , Breas PV10i™, Breas PV101™, Breas PV102™, Breas PV403™, Breas PV501™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO2™, Code Blue II™, CUFF-ABLE™, iMask™, iSleep™, INFUSABLE®, Limb- º™, Misty OX®, Pedi Blue II™, SURE-LOK™, TurboHeater™, Vital Seal™, Vital View™, Vital View II™, Vivo 30™, and Vivo 40™ are our trademarks. We also have several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Annual Report are the property of their respective owners.

When we refer to our fiscal year in this Annual Report, we are referring to the fiscal year ended on September 30th of that year. Unless the context expressly indicates a contrary intention, all references to years in this Annual Report are to our fiscal years.

PART 1

Item 1. Business

Vital Signs, Inc. was initially incorporated in New York in 1972 and reincorporated in New Jersey in 1988. Our principal executive offices are located at 20 Campus Road, Totowa, New Jersey 07512; our telephone number at that location is (973) 790-1330.

Our company

We are a leading designer, manufacturer and marketer of single use airway management products for the anesthesia, respiratory/critical care and sleep disorder markets. We sell our products in over 70 countries worldwide. We offer one of the broadest single-patient use anesthesia and respiratory/critical care product lines in the industry and have developed numerous innovative products which are now considered industry standards. In addition, we sell therapeutic products for patients suffering from sleep disorders and provide sleep disorder diagnoses at sleep laboratories and centers that we operate. We also operate an interventional cardiology/radiology business through our Thomas Medical Products subsidiary and provide technology services to FDA regulated companies.

We categorize our product and service offerings within five business segments: anesthesia, respiratory/critical care, sleep disorder, interventional cardiology/radiology and pharmaceutical technology services. Previously, we included our interventional cardiology/radiology business within our anesthesia segment. See Note 18 of the notes to consolidated financial statements contained herein for certain financial information about our segments.

Anesthesia

We have been supplying products to the anesthesia market for over 30 years. Our single-patient use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient’s pulmonary system. They also remove anesthetic gases, carbon dioxide and expiratory oxygen from a patient and link a patient to various monitors. Our principal anesthesia products consist of face masks, breathing circuits and general anesthesia products. We believe that the breadth of our product offerings gives us the advantage of being able to sell customized circuits composed of multiple products. Historically, we have included the products sold by our Thomas Medical Products subsidiary within this segment. Thomas Medical is now being broken out as a separate segment, interventional cardiology/radiology (see below), and as a result, the historical financial information presented in this Annual Report with respect to our anesthesia segment excludes Thomas Medical for all years presented. For fiscal 2005 and 2006, our anesthesia segment contributed 35.0% and 36.2%, respectively, to our net revenue.

Respiratory/critical care

We have been supplying single use products to the respiratory/critical care market for over 26 years. Our primary respiratory products are arterial blood gas, or ABG, syringes and kits, manual resuscitators and blood pressure cuffs. We also distribute critical care equipment kits and modules, which are color coded to allow emergency room workers to quickly and accurately determine the proper equipment size to use with pediatric patients. For fiscal 2005 and 2006, our respiratory/critical care segment contributed 21.9% and 21.8%, respectively, to our net revenue.

Sleep disorder

Building upon our airway management expertise and our long-time experience with continuous positive airway pressure systems, we began providing sleep disorder products and services in the late 1990s. We believe that we are the only company that both operates sleep centers to diagnose obstructive sleep apnea and manufactures and sells products designed to treat that condition. As of September 30, 2006, we operated 56 sleep diagnosis laboratories and centers in seven states in the United States and in Washington D.C. At these sleep laboratories and centers, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders and if so the severity of their condition. If a patient is determined to suffer from obstructive sleep apnea, we can offer the patient and the patient’s referring physician a comprehensive sleep program. This includes diagnosis, titration procedure (that is, the process of determining the optimal pressure to prescribe for the Continuous Positive Airway Pressure, or CPAP device), and the therapeutic intervention. This offering provides a one-stop-shop approach to servicing our patient’s needs. Our principal sleep disorder products, currently marketed primarily outside of the United States, are personal non-invasive ventilation support systems, which are used in the treatment of obstructive sleep apnea to prevent temporary airway closure during sleep. For fiscal 2005 and fiscal 2006, sleep disorder and personal ventilation products and services accounted for 21.4% and 21.9%, respectively, of our net revenue.

Interventional Cardiology/Radiology

Our interventional cardiology/radiology business, which operates as Thomas Medical Products, has been included as part of our anesthesia segment since being acquired by Vital Signs, Inc. in 1992. Given the extent of the growth of that business, and the differences between the manner in which that business operates and the manner in which our anesthesia business operates, we have concluded that it is appropriated to report that business as its own segment, which we refer to as “Interventional Cardiology/Radiology”.

Our interventional cardiology/radiology business is primarily in vascular access, delivery, and closure. The business operates as a high end OEM that designs, develops, and manufactures precision devices that facilitate access to the cardiovascular system by medical professionals in the electrophysiology, cardiology, radiology, critical care, and anesthesia markets. We provide percutaneous valved introducers, peelaway valved introducers, guiding sheaths, and delivery sheaths. Other products include guide wires, needles, over-the-needle catheters, hemostasis valves, obturators, dilators, transvalvular insertion tools, and contamination shields.

Generally, the business makes finished sterile medical devices and bulk non-sterile products based on our customers’ specifications, however, we can also design, develop and manufacture proprietary finished medical devices that are distributed by our customers under their private label. As an OEM, the business depends on its customers for distribution of the medical devices we produce. Our customers include C.R. Bard, Guidant, St. Jude Medical, and Boston Scientific. For fiscal 2005 and 2006, our interventional cardiology/radiology business segment contributed 13.1% and 12.5% respectively, to our net revenue.

Pharmaceutical technology services

In 1996, we began providing regulatory consulting services to clients, helping them to develop and validate systems and processes for their manufacturing, IT infrastructure, research and development, facilities, laboratory and quality assurance departments. In 2002, with our acquisition of our Stelex subsidiary, we expanded our services to include computer systems compliance. In addition, we have developed and currently market proprietary software products used in conjunction with our services to help clients comply with FDA regulations. We deliver these technology services to FDA regulated companies primarily in the pharmaceutical sector, as well as to medical device, diagnostic and biotechnology companies. Our clients include some of the largest pharmaceutical companies in the world. For fiscal 2005 and fiscal 2006, pharmaceutical technology services accounted for 8.6% and 7.5%, respectively, of our net revenue.

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

We believe that single-patient use medical products provide the United States health care industry with the following benefits:

•	improved patient care, by reducing the risk of contracting infections from reusable products, thereby reducing the risk of additional post-operative patient care;

•

cost effectiveness, by lowering the labor costs associated with sterilizing, reassembling and re-testing reusable products, lowering inventory costs, reducing the initial capital outlays for stocking new reusable products and improving the ability to allocate costs directly to individual patients, and procedures.

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

Single-patient use respiratory/critical care products are designed to assist hospitals with their infection control programs by helping to reduce infections caused by cross-contamination when products are used by more than one patient. These products also offer patient benefits as they are generally lighter than reusable products resulting in better patient care, for example, by causing less torque on the endotracheal tube. We believe that in recent years there has been an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza. People with these conditions have a need for our products, such as manual resuscitators and arterial blood gas kits, in acute care.

Sleep disorder

Obstructive sleep apnea is considered to be one of the most common sleep problems. Obstructive sleep apnea, or OSA, is a condition that causes the soft tissue in the rear of the throat to narrow and repeatedly close during sleep. Oxygen deficiency, elevated blood pressure and increased heart rate associated with OSA are related to increased risk of cardiovascular morbidity, stroke and heart attack. Additionally, OSA may result in excessive daytime sleepiness, reduced cognitive functions, including memory loss, lack of concentration, depression and irritability. According to National Heart, Lung and Blood Institute of the National Institutes of Health, approximately 80 percent of people in the United States who suffer from sleep apnea remain undiagnosed. We believe that a substantial portion of those remain undiagnosed. Increased awareness of OSA among doctors and patients in recent years is expected to continue fueling growth of the OSA diagnostic and treatment market at a rate of 15 to 20 percent.

The diagnosis of obstructive sleep apnea typically requires monitoring a patient during sleep. During overnight testing, which usually takes place in a clinical setting, respiratory parameters and sleep patterns are monitored along with other vital signs, providing information about the quality of an individual’s sleep. A report by Frost & Sullivan indicated that by 2003, there were approximately 2,800 sleep laboratories and centers in the United States. We believe that this represents a significant expansion over the number of such laboratories and centers that existed in the United States two decades earlier.

Continuous positive airway pressure therapy, commonly referred to as CPAP therapy, has evolved as the primary method for the treatment of obstructive sleep apnea, in part because it is less invasive and more cost-effective than surgery. Unlike surgery, which may only result in reduced snoring, CPAP therapy actually reduces or eliminates the occurrence of obstructive sleep apnea. During this therapy, a patient sleeps with a nasal or facial mask connected by a tube to a small portable airflow generator that delivers room air at a predetermined continuous positive pressure. The continuous air pressure acts as a pneumatic splint to keep the patient’s upper airway open and unobstructed. As a result, the cycle of airway closures, which leads to the disruption of sleep and other symptoms that characterize obstructive sleep apnea, is prevented or dramatically reduced.

CPAP is generally not a cure but a therapy for managing the chronic condition of obstructive sleep apnea, and therefore, must be used on a daily basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Early generations of CPAP units provided limited patient comfort and convenience. More recently, product innovations to improve patient comfort and compliance have been developed.

Interventional cardiology/radiology

Our interventional cardiology/radiology business participates in its market as an OEM supplier, and as such deals with a number of substantial medical device companies on an ongoing manufacturing basis as well as an R&D project basis. It is a highly competitive business that can have major technology shifts. Products are sold to other health care product providers either as a component of a kit or as a finished product.

Interventional cardiology is a subspecialty of cardiology that deals specifically with catheter based treatment of structural heart diseases, while interventional radiology is a subspecialty of radiology in which minimally invasive procedures are performed using image guidance, either for diagnostic or treatment purposes. We believe that the long term prospects for this business segment are good as less invasive procedures increase in order to minimize the risk, cost, trauma, aftercare and procedure time of surgery.

Our statements regarding prospects for this segment represent “Forward-Looking Statements” under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from our projections as a result of a number of risks and uncertainties, including the risk factors identified in Item 1A of this Annual Report.

Pharmaceutical technology services

Pharmaceutical, diagnostic, biotechnology and medical device companies are regulated by the United States Food and Drug Administration or FDA. The FDA’s regulatory framework covers virtually every aspect of these companies’ operations. FDA regulations mandate that these companies maintain highly detailed records to enable them to demonstrate compliance with complex requirements. Companies that fail to comply with FDA regulations may be delayed or prevented from commercializing new products and product enhancements and may have existing products removed from the market.

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

Principal products and services

Our principal products and services fall into five segments: anesthesia, respiratory/critical care, sleep disorder, interventional cardiology/radiology, and pharmaceutical technology services, which are described below.

Anesthesia

Anesthesia products were our first line of business and continue to be our leading source of revenue. Our single-patient use products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient’s pulmonary system. They also remove anesthetic gases, carbon dioxide and expiratory oxygen from a patient and link a patient to various monitors. We offer a wide variety of products which are designed to be compatible with all anesthesia machines. Our anesthesia segment accounted for 35.0% of our net revenue in fiscal 2005 and 36.2% of our net revenue in fiscal 2006.

Our primary anesthesia products and systems include:

•	Anesthesia breathing circuits are single-patient use devices used to ventilate and carry oxygen and anesthetic gases to a patient while under general anesthesia during surgery as well as to connect the patient to an anesthesia machine and to monitors. The traditional system is referred to as a “circuit” because it is comprised of two tubes, one carrying inspiratory gases to a patient and the other carrying expiratory gases away from a patient. Each traditional breathing circuit consists of flexible hoses, a breathing bag, and a “Y” and elbow attachment. Because the breathing circuit needs of hospitals vary significantly, we offer a large variety of circuits designed to be compatible with anesthesia equipment manufactured by other companies. Technological advances in the areas of gas sampling, temperature monitoring, humidification and bacterial/viral filtration have provided us with opportunities to expand our breathing circuit offerings. In late 2000, we introduced the patented product Limb-OTM, a single limb breathing circuit used for general anesthesia, transport and/or critical care situations. The single limb incorporates a patented technology with a septum to separate inspiratory and expiratory gases. The expiratory portion of the tube contains warmed exhalation gas which helps to warm the inspiratory gas. The Limb- OTM competes with the traditional two limb system on the basis of the added benefit of heat and moisture provided to the patient and the reduction of bulk and weight associated with traditional two limb circuits and is an alternative to the tube within a tube circuit.

•

Face masks are single-patient use devices which cover the nose and mouth of a patient while general anesthesia is being administered. In 1981 we became the first company to sell the now- standard air-filled clear cushion face mask for single-patient anesthesia and respiratory use. We believe that the soft air-filled cushion face mask provides a better seal on most patients than other face masks, thereby improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration, while the patient is anesthetized. We offer various sizes and types of face masks. We anticipate that the usage of single-patient use face masks in surgical procedures internationally will continue to increase as single-patient use products become more accepted in international hospitals.

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

Respiratory/critical care

Our respiratory/critical care segment accounted for 21.9% of our net revenue in fiscal 2005 and 21.8% of our net revenue in fiscal 2006.

Our primary respiratory/critical care products and systems include:

•	Arterial blood gas syringes and collection kits are used to collect arterial blood for blood gas analyses routinely performed in hospitals on patients suspected of having metabolic, respiratory or other cardiopulmonary difficulties. We offer a broad line of disposable arterial blood gas syringes and collection systems in both standard configurations and in kits that are customized to meet a specific hospital’s needs and to function with the hospital’s blood gas analyzers. We offer syringes containing our SURE-LOK™ needle protection device to protect the health care worker from the risk of being punctured by a needle.

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

•

Continuous positive airway pressure systems, commonly referred to as CPAP systems, consist of a compact flow generator connected to a dual-port, air-filled cushion face mask and are used as therapy for various respiratory diseases. The face mask is attached to a single-patient use positive end expiratory pressure valve designed to maintain positive airway pressure in the lungs, allowing for more oxygen to diffuse into a patient’s blood system. Our face mask CPAP systems provide a less invasive and more comfortable way of providing oxygen to certain patients than conventional ventilator-based systems. Our face mask CPAP systems eliminate the need to insert an endotracheal tube into the patient’s trachea and then attach the patient to a ventilator. Our face mask CPAP systems are now being used successfully in the hospital and pre-hospital setting to treat patients with cardiogenic pulmonary edema and other respiratory deficiencies.

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

•

Broselow® pediatric emergency products. The Broselow/Hinkle™ Pediatric Emergency System and the Broselow-Luten System™ are a part of our “Color Coding Kids” product line. These are the products of extensive clinical efforts by James Broselow, M.D., Dr. Robert Luten, M.D. and Alan Hinkle, M.D. to enable emergency care providers to determine the appropriate equipment size for infants in emergency situations. This system takes advantage of the direct correlation between a pediatric patient’s body length or weight and the proper size of emergency supplies. This patented system, licensed to Vital Signs, consists of a tape measure having nine color zones, a corresponding series of color-coded single-patient use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency.

In addition to the products and systems described above, we also manufacture a wide range of accessories and components for use with our respiratory/critical care products and systems, including bacterial/viral filters and heat and moisture exchangers.

Sleep disorder

Our sleep disorder segment encompasses our sleep disorder and personal ventilation products and sleep diagnosis services. We have designed our sleep disorder products to deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. CPAP is a common method for treating obstructive sleep apnea. We have manufactured and distributed CPAP systems for more than a decade for other respiratory applications and actively entered the sleep apnea market in 1997 through our acquisition of an equity interest in Breas Medical AB, a European manufacturer of personal ventilators for obstructive sleep apnea and long term ventilation. To date, most of our sales of these devices have been outside of the United States. We received FDA clearance for our first home CPAP product in August 2000. We have designed our ventilation systems to produce and deliver gases to a patient requiring ventilation or oxygen therapy in both hospitals and the home.

In addition, we provide sleep diagnostic and therapeutic services through our Sleep Services of America subsidiary, which was created in January 2002 when we merged our National Sleep Technologies subsidiary with the sleep diagnostic service business of The Johns Hopkins Health System Corporation. We provide our sleep diagnostic services exclusively in the United States.

Our sleep disorder segment accounted for 21.4% of our net revenue in fiscal 2005 and 21.9% of our net revenue during fiscal 2006.

Our primary sleep disorder and personal ventilation products are listed below. Some of these products are offered for sale only outside the United States. Our sleep disorder and personal ventilation products that have been cleared for sale in the United States include the Breas PV10™, PV10i™, HA50™, iMask™, iSleep 10™, iSleep 20™, iSleep 20+™, HAO1™, VIVO 30™, and VIVO 40™.

•	CPAP flow generators are electromechanical devices which deliver continuous positive airway pressure through a nasal or full face mask to a patient suffering from obstructive sleep apnea in order to keep the patient’s airway open during sleep. Given the importance of patient compliance in treating obstructive sleep apnea, we have designed our full range of products to be easy to use, lightweight, small and quiet, making them relatively unobtrusive at the bedside. Our Breas iSleep 10™ is a basic low cost CPAP. Our Breas PV10™ and our latest generation iSleep 20™ are premium CPAP devices for obstructive sleep apnea treatment. Our iSleep 20+™ is a premium CPAP device with additional refinement. Our Breas PV10i™ and latest generation iSleep 20™ products are self-adjusting CPAP devices that use our patented pattern recognition i-technology to respond to changes in breathing patterns, as individual patient needs change, to proactively minimize apneic events. Traditional, constant CPAP devices must be set to a maximum pressure that is usually higher than is required throughout the night and thus may create discomfort for the user. With the PV10i™ and iSleep 20™, the mean treatment pressure is lower as airway pressure is adjusted automatically. Clinical studies have demonstrated that patients prefer the lower pressure provided by these units to other available devices.

•

Bilevel CPAPs are electromechanical devices which allow inspiratory and expiratory pressures to be independently adjusted. Our iSleep 22™ and premium iSleep 25™ devices are used to treat more severe obstructive sleep apnea. These devices are designed to be especially comfortable for the user.

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

We also provide sleep diagnostic and therapeutic services through our Sleep Services of America subsidiary. At September 30, 2006, we operated 56 sleep laboratories and centers in seven states in the United States and in Washington D.C. Of these facilities, 11 of our laboratories are accredited by the American Academy of Sleep Medicine and have applications submitted or pending for several other sleep laboratories. Sleep Services of America is accredited by the Joint Commission on Accreditation of Healthcare Organizations in ambulatory healthcare.

At our sleep center and sleep laboratory facilities, which typically accommodate two or three patients per night, we conduct sleep studies to determine whether the patients referred to us suffer from sleep disorders. If a patient is determined to suffer from obstructive sleep apnea, we can offer follow-up diagnostic and monitoring services to the patient and may, under certain circumstances, be in a position to sell our sleep products to the patient. A sleep study is the process of recording various measurements used to identify different sleep stages and classify various sleep problems. During sleep testing, the activities that occur in a patient’s body during sleep, including brain waves, muscle movements, eye movements, breathing through the mouth and nose, snoring, heart rate, and leg movements, are monitored by small electrodes and sensors applied to the patient. These functions can be normal while the individual is awake, but abnormal during sleep. All of this information is transmitted from the equipment being worn to a special recorder, which saves these measurements for technicians to compile into a sleep report. The referring physician receives a sleep report which includes an interpretation, by a physician who is not affiliated with us, of the data and a diagnosis of any sleep related problem.

Over the past two years, we have eliminated several free standing sleep diagnostic laboratories and hospital contracts that had marginal profitability and have focused our efforts on laboratories (4-12 beds) and centers affiliated with hospitals, such as Doctors Hospital, Johns Hopkins, the University of Maryland, University of Connecticut and Westchester University Medical Center. Hospital compensations are free of support services and lease expenses. The operation of these laboratories and centers provides us with direct access to patients at the point of diagnosis. We believe that the knowledge derived from our laboratories and centers enables us to improve our sleep treatment products and develop complementary sleep disorder and personal ventilation products.

Our ability to sell our sleep disorder and personal ventilation products in our sleep laboratories and centers is restricted by strict federal regulations which prohibit us from diverging from a physician’s prescription. If a physician prescribes a sleep disorder or personal ventilation product by name other than one of our own products for a patient at one of our sleep laboratories or centers, we are prohibited by federal regulations from substituting our own product.

Interventional Cardiology/Radiology

Through our Thomas Medical subsidiary we sell precision medical devices that provide vascular access, delivery, and closure. Produced on an OEM basis, our products include percutaneous valved introducers, peelaway valved introducers, guiding sheaths, and delivery sheaths. Other products include guide wires, needles, over-the-needle catheters, hemostasis valves, obturators, dilators, transvalvular insertion tools, and contamination shields.

Our interventional cardiology/radiology business segment accounted for 13.1% of our net revenue in fiscal 2005 and 12.5% of our net revenue in fiscal 2006.

Pharmaceutical technology services

Through our Stelex subsidiary, we provide regulatory compliance and validation consulting services to FDA regulated companies, primarily in the pharmaceutical sector, and also to diagnostic, biotechnology and medical device companies. We advise our clients by helping them establish and monitor processes designed to satisfy FDA requirements. Our focus has been in the areas of development and validation of systems and processes used in the manufacturing, information technology and infrastructure, research and development, laboratory and quality assurance departments of our clients. At September 30, 2006 our pharmaceutical technology services staff consisted of 97 professionals. Our range of consulting services includes computer systems validation, IT governance, process validation, equipment qualification, development and implementation of quality control programs, regulatory auditing, development of software for regulated environments, and customized training programs.

In addition, through our Vital Path subsidiary, we have developed and currently market proprietary software products to help clients comply with FDA regulations.

Our pharmaceutical technology services segment accounted for 8.6% of our net revenue in fiscal 2005 and 7.5% of our net revenue in fiscal 2006.

Sales, marketing and distribution

United States sales

Anesthesia and respiratory/critical care. We sell our anesthesia and respiratory/critical care products to hospitals in the United States through our own sales force, which is led by our Vice President of Sales and Marketing. At September 30, 2006, our United States sales force consisted of 56 sales representatives and six regional sales managers.

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

Many of our customers are members of group purchasing organizations. Group purchasing organizations provide their members access to discounted prices on products by negotiating discounts with manufacturers like us. Unlike distributors, group purchasing organizations do not themselves make purchases, carry inventory or physically handle product. We have agreements with several leading group purchasing organizations, including Amerinet, Broadlane, Consorta, Healthtrust, MedAssets, Novation and Premier. Group purchasing organizations provide access to discounted prices for their members by negotiating a group price for their member hospitals and health care providers. During fiscal 2005 and fiscal 2006, 34% and 33%, respectively, of our sales from the anesthesia and respiratory/critical care segments to United States hospitals was derived from group purchasing organization contracts that were utilized by member hospitals.

As we develop new products that can be sold by our United States sales force, we educate and train our sales force in the need, use, application and advantages of our products. We also hold periodic training sessions for all of our sales people and conduct additional training as we deem appropriate.

Sleep disorder. Sales of the sleep therapeutic and personal ventilation products in the United States have been minimal to date, due in part to our need to obtain necessary FDA clearances and due in part to our developing a different strategy than our competitors have in the home supply dealer channel. We believe that our principal means of selling our sleep disorder and personal ventilation products will be introducing those products to patients when they are visiting our sleep laboratories and centers, and providing the products direct.

As of September 30, 2006, the sales and marketing department of our SSA subsidiary focused on increasing the patient volumes at existing laboratories and centers and negotiate contracts with new sleep laboratories and centers. SSA seeks to differentiate itself from many of its competitors by providing hospitals a range of marketing options from direct marketing to an a la carte selection of services, increasing the number of beds and improving the utilization of existing beds.

Interventional Cardiology/Radiology. Generally, our interventional cardiology/radiology business makes finished sterile medical devices and bulk non-sterile products based on our customers’ specifications, however, we can also design, develop and manufacture proprietary finished medical devices that are distributed by our customers under their private label. As an OEM, our business depends on the customers of this segment for distribution of the medical devices we produce. Our customers include C.R. Bard, Guidant, St. Jude Medical and Boston Scientific.

Pharmaceutical technology services. We sell our pharmaceutical technology services through our Stelex subsidiary which, at September 30, 2006 employed a team of eight sales account managers,

four marketing support persons and one director of business development. Our pharmaceutical technology services sales team is responsible for obtaining new business in the continental United States and Puerto Rico by calling on pharmaceutical companies, diagnostic and biotechnology companies and medical device manufacturers regarding compliance with FDA regulations.

International sales

We sell our products in over 70 countries worldwide. For fiscal 2005 and 2006, international sales accounted for approximately 24.1% and 23.5%, respectively, of our net revenues.

Commencing in 2002, we sold our anesthesia and respiratory/critical care products in nine European and certain other related international markets primarily through a strategic alliance with Rusch GmbH, a manufacturer of medical devices. However, during our 2004 fiscal year, Rusch’s parent company announced its purchase of Hudson-RCI, a competitor of ours in a number of respiratory and anesthesia products. In light of this acquisition, the parties agreed to terminate the distributor agreement, effective as of November 30, 2005. During the past year, we have transitioned from our three year alliance with Teleflex (Rusch) to distributors in each of the ten countries covered under the Teleflex (Rusch) distribution agreement. Even with this transition, international sales in our anesthesia and respiratory/critical care segments have increased $913,000 (4.2%) for the twelve months ended September 30, 2006 over the twelve months ended September 30, 2005.

We operate a wholly-owned subsidiary in the United Kingdom which is responsible for distributing and selling our anesthesia, and respiratory/critical care products throughout the United Kingdom and Ireland. It employs nineteen individuals, including six sales representatives and one field-based sales manager.

Our sales in Asia, Latin America, Canada and Europe/Middle East are supervised by four regional managers whose responsibilities include, but are not limited to, the identification, qualification, appointment and continued training and support of local, territory-specific distributors.

We sell our sleep disorder and personal ventilation products through Breas’ sales force, which calls on home health care distributors in France, Germany, Scandinavia, Spain and the United Kingdom, and through an independent distribution network in other countries. At September 30, 2006, Breas’ sales force consisted of 36 professionals.

Marketing

Our marketing staff works closely with our sales forces, collects and analyzes customer responses to new and existing products, participates in our product development program and assists in product training. In addition, our marketing staff develops and helps implement various internal and external promotional activities.

Research and development

We believe that product development and innovation is an essential part of our overall success. As of September 30, 2006 we employed 42 engineers, scientists and technicians who are principally engaged in research and development activities. We supplement their efforts with outside consultants from time to time. The principal focus of our research and development activities in fiscal 2006 was the development of a new generation of sleep and ventilation products at our Breas subsidiary.

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

Key supplier relationships

In 1980, we acquired the exclusive rights to our air-filled cushion anesthesia face mask through a collaboration arrangement with Respironics, Inc. Face masks are used in a variety of our anesthesia circuits and manual resuscitators and are sold individually to customers. We purchase our face masks from Respironics, a single source which manufactures the face mask in the People’s Republic of China. Our supply agreement with Respironics requires Respironics to supply air-filled cushion face masks of various specifications to us on an exclusive basis for anesthesia purposes, and obligates us to purchase all of our anesthesia face masks from Respironics as long as Respironics is the low cost supplier. We have had a series of supply agreements with Respironics for many years. Our current exclusive supply agreement with Respironics extends through June 2012, unless either party provides notice of termination prior to January 1, 2007. We expect that we and/or Respironics may seek to negotiate modifications in our agreement prior to January 1, 2007.

If the supply of face masks from Respironics should be interrupted or should cease for any reason, we would seek to find alternative suppliers of face masks. In such event, we may experience disruption in our business. While there are one or more alternate suppliers that could supply us with face masks if our relationship with Respironics were interrupted or ceased for any reason, no assurance can be given that, in the event of such an interruption or cessation, we could, in fact, maintain our required supply of face masks in a quantity and at a cost that would not have a material adverse effect on our business and operating results. Our policy is to maintain a stock of face masks in the United States to lessen the impact of any temporary production or supply disruption.

We rely on numerous other vendors to supply the key components of some of our products. During fiscal 2005, a component vendor advised our Breas subsidiary that it was unable to deliver a sufficient quantity of a key component at our required specifications. As a result, Breas was unable to bring a new sleep disorder and personal ventilation product line to market in a timely manner. Since we had pre-announced the availability of that product line, orders for pre-existing products were reduced substantially and the unavailability of the new products negatively affected Breas’ 2005 revenues. Limited shipments of the new product line began during the fourth quarter of fiscal 2005 and continued during fiscal 2006. We believe that this supply issue has now been adequately resolved.

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

Regulation

Medical device regulation

As a manufacturer of medical devices, we are subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which we sell our products. We must comply with a variety of regulations, including the Quality System Regulations of the FDA, and are subject to periodic inspections by the FDA and applicable state and foreign agencies. Enforcement of the Quality System Regulations has increased significantly in recent years, and the FDA has publicly stated that compliance will be more strictly scrutinized. If the FDA believes that its regulations have not been fulfilled, it may invoke extensive enforcement powers. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to receive pre-market clearances, withdrawal of clearances and criminal prosecution. The FDA also has the authority to require recall, repair, replacement or refund of the cost of any device manufactured or distributed by us.

From time to time we may take recall actions with respect to particular lots of a specific product that has been distributed. Such actions are logged in our records and are available to the FDA during inspections. We also may file notices with the FDA describing such actions.

The FDA classifies medical devices into three classes that determine the degree of regulatory control to which the manufacturer of the device is subject, Class I being the least stringent and Class III being the most stringent. Class I devices are subject to general controls, including reporting certain types of device-related events to the FDA, labeling and adherence to the Quality System Regulations. Class II devices are generally subject to general and special controls including Section 510(k) clearance, performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are those which must receive pre-market clearance by the FDA to ensure their safety and efficacy and include life-sustaining, life-supporting and certain implantable devices, or new devices which have not been found to be substantially equivalent to legally marketed Class I or Class II devices. The pre-market clearance process may take several years and requires the submission of extensive performance and clinical information. If we decide to develop any products that are categorized by the FDA as Class III medical devices, the time, effort and expense required to obtain the necessary clearances will increase significantly.

Most of our products are either Class I or Class II devices. Many new medical devices, including most of our products, and some modifications to existing medical devices, are subject to a pre- market notification process pursuant to Section 510(k) of the Federal Food, Drug, and Cosmetic Act. Furthermore, current FDA enforcement policy prohibits the marketing of cleared medical devices for uncleared uses.

After clearance is given, the FDA or foreign regulatory agencies may withdraw clearances or approvals or require us to change the device or its manufacturing process or labeling, to supply additional proof of its safety and effectiveness or to recall, repair, replace or refund the cost of the medical device. The process of obtaining clearances or approvals to market products can be costly and time consuming and can delay the marketing and sale of our products.

Federal, state and foreign regulations regarding the manufacture and sale of medical devices are subject to change. In the future, we cannot predict what impact, if any, such changes might have on our business.

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Under the Medical Device Directive, a Competent Authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The Competent Authority of each member state then nominates a Notified Body to oversee the conformity assessment procedures set forth in the Directive, under which manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the “CE” marking. “CE” is an abbreviation for Conformit Europene, or European Conformity, and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE marking may be commercially distributed throughout the European Union. We have approval to affix the CE marking on all our major product lines. As new products are introduced, we intend to take steps to gain approval for CE marking. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, differences among countries have arisen with regard to labeling requirements. Failure to maintain the CE mark will preclude us from selling our products in the European Union.

Canada requires device manufacturers to obtain licenses for their products. To obtain these licenses, the manufacturer’s quality systems must be audited by a Canadian approved third party and the manufacturer must obtain a certification to CAN/CSA ISO-13485-2003. Failure to obtain and retain these licenses would preclude us from selling our products into Canada.

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

The federal government is authorized to impose criminal, civil and administrative penalties on a health care provider who files a false claim for reimbursement from Medicare or Medicaid. Even where a claim has not been submitted to Medicare or Medicaid, criminal penalties may be imposed against the provider if the government can show that the claims constitute mail fraud or wire fraud. The government has increasingly been applying penalties in a broadening range of circumstances, for example, in instances where reimbursement has been made or sought for medically unnecessary services or for services that fall below clinical standards for quality care. The federal anti-kickback law prohibits the offering, solicitation, payment or receipt of anything of value which is intended to induce the referral of Medicare or Medicaid patients, or to induce the ordering of items or services that are reimbursable under those programs. The federal anti-kickback law has been interpreted to apply where one purpose of an arrangement is to induce referrals, even if it is not the primary purpose of the arrangement. Arrangements that meet certain so-called “safe harbors” are deemed not to violate the federal anti-kickback law; but the failure of a particular arrangement to meet a safe harbor also does not necessarily mean that such an arrangement is illegal per se.

The federal self-referral law, commonly referred to as the Stark Law, prohibits a physician from referring a patient to another health care provider for certain designated health products and services reimbursable by Medicare or Medicaid if the referring physician has a financial relationship with that provider. “Financial relationship” has been broadly defined in the applicable regulations to include both direct and indirect relationships, and includes both ownership interests and compensation as forms of financial relationships. As with the federal anti-kickback law’s safe harbors, the Stark Law and its regulations exclude certain arrangements from the general prohibition, provided that specific criteria applicable to each arrangement are met.

Our ability to sell our Breas products in our sleep laboratories and centers is restricted by strict federal regulations which prohibit us from diverging from a physician’s prescription. If a physician prescribes a CPAP product by name other than a Breas product for a patient at one of our sleep laboratories and centers, we are prohibited by federal regulations from substituting a Breas product.

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

Third party reimbursement

The cost of medical care in the United States and many other countries is funded substantially by government and private insurance programs. Although we do not generally receive payment for our products or services directly from these payors other than in connection with our sleep diagnostic services, our continued success is dependent upon the ability of patients, hospitals and home care distributors to obtain adequate reimbursement for our products and sleep services. In most major markets, our products are purchased primarily by hospitals, which are generally either government funded or which invoice third-party payors directly, or otherwise invoice patients, who then seek reimbursement from third-party payors. Other than our direct to hospital sales, our sleep diagnostic services and any resulting sales of CPAP equipment, our remaining sales are to distributors and manufacturers of other medical products, who then sell to these customers. When we provide sleep diagnostic services in our own sleep laboratories and centers, patients are generally covered by private insurance. In those instances, the patient is responsible for his/her co-payment portion of the fee and we invoice the patient’s insurance company for the balance. In hospitals, we contract with the hospital on a “fee for service” basis and the hospital assumes the risk of billing.

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

We compete on a product-by-product basis with various companies, many of which have greater financial and marketing resources, broader business segments or both. Our primary competitors in each of our product and service categories include the following entities and their affiliates:

Product/Service Category	Primary Competitors
Anesthesia	Bespak Medline Industries Smith Industries
Respiratory/critical care	Ambu International A/S Cardinal Health Critikon, Inc./General Electric Medical Services Fisher & Paykel Healthcare Teleflex Tyco International
Sleep disorder	Fisher & Paykel Healthcare Resmed Respironics Tyco International Various hospital and locally maintained sleep centers
Interventional cardiology/radiology	Enpath Medical Teleflex
Pharmaceutical technology services	Day & Zimmerman Taratec The Washington Group Numerous regional consulting companies.

Employees

As of September 30, 2006, we had 1,163 full-time employees and 48 part-time employees. We believe that our relations with our employees are good. None of our employees are members of unions, although certain employees outside of the United States have statutory benefits comparable to collective bargaining agreements. Our full-time employees by department at September 30, 2006 were:

Department	Number of Employees
Manufacturing and quality control	628
Sales and marketing	149
Sleep Center technical personnel	122
Regulatory consultants	61
Research and development	42
Administration	161
Total	1,163

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

In recent years, widespread efforts have been made in both the public and private sectors to control health care costs, including the prices of products sold by us. Such efforts may have a material adverse effect on the pricing of, and the demand for, our products. Health care organizations are evaluating approaches to reduce costs by decreasing the frequency with which a treatment, device or product is used. Cost containment has also caused the decision-making function with respect to purchasing to shift in many cases from the physician to the administrator at the health care institution, resulting in an increased emphasis on reduced price, as opposed to product features and clinical benefits. Efforts by U.S. governmental and private payors to contain costs will likely continue, and we expect that international health care markets will follow a similar trend toward cost containment.

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

The FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. It can take several years to receive the appropriate clearances from the FDA and we cannot assure you that we will always obtain such clearances. If we decide to develop any products that are categorized by the FDA as Class III medical devices, the time, effort and expense required to obtain the necessary clearances will increase significantly. In addition, the products that we manufacture or distribute pursuant to FDA clearances are subject to pervasive and continuing regulation by the FDA. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance for devices, withdrawal of marketing clearances and criminal prosecution. The FDA also has the authority to require us to repair, replace or refund the cost of any device that we manufacture or distribute.

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA, and the requirements may differ significantly. Non-compliance with foreign regulations may carry the same or increased risks, liabilities and exposures as non-compliance with FDA requirements. Foreign regulatory authorities also have the authority to require us to repair, replace or refund the cost of any device that we manufacture or distribute.

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

Our ability to sell our products to hospitals depends on our relationships with group purchasing organizations. In fiscal 2006, sales of our anesthesia and respiratory/critical care products related to our group purchasing arrangements amounted to $32.0 million, representing 33.2% of our net revenue from United States hospital sales. In 2007, our contracts with several of the group purchasing organizations with which we have relationships will terminate unless the parties mutually agree to renew them. In fiscal 2006, we had net revenues of $5.3 million under the contracts subject to termination or renewal in fiscal 2007. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with group purchasing organizations, our competitive position would likely suffer. In addition, some group purchasing organizations have tested the use of new internet bidding procedures in order to maximize their abilities to negotiate lower prices with suppliers. Movement to these bidding modalities has been implemented by some organizations and has resulted in lower pricing in some instances. We cannot assure you that continued movement to these bidding modalities will not increase. This may result in lower pricing or failure to secure contracts with these organizations.

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

Since 1980, we have purchased our anesthesia face masks from a single source, Respironics, Inc., which maintains a site in the People’s Republic of China at which it manufactures face masks for our anesthesia segment. If we are unable to obtain our anesthesia face masks from Respironics or an alternate supplier, our business and revenue would be significantly and adversely affected. Sales of our anesthesia face masks, and products and systems which include our anesthesia face masks, such as our general anesthesia systems and breathing circuits, represented approximately 15.7% of our net revenue during our fiscal year ended September 30, 2006. Our current exclusive supply agreement with Respironics extends through June 2012, unless either party provides notice of termination prior to January 1, 2007. We expect that we and/or Respironics may seek to negotiate modifications in our agreement prior to January 1, 2007. If the supply of our anesthesia face masks from Respironics is interrupted or ceases for any reason, we would experience significant disruption in our business. Although we believe that there may be one or more alternate suppliers that could supply us with face masks if our relationship with Respironics were interrupted or ceased for any reason, we have not as yet qualified any other supplier or made any determination as to whether any alternate supplier would have the capacity to manufacture anesthesia face masks in the quantities we require. Pursuant to our agreement with Respironics, we are precluded from purchasing anesthesia face masks from other sources unless Respironics is unable to supply face masks in accordance with the agreement. In the event of such an interruption or termination of our supply agreement, we may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of suppliers for key components of some of our products and delivery delays or the loss of vendors could adversely affect our business.

We rely on vendors to supply the key components of some of our products. During fiscal 2005, a component vendor advised our Breas subsidiary that it was unable to deliver a sufficient quantity of a key component at our required specifications. As a result, Breas was unable to bring a new sleep disorder and personal ventilation product line to market in a timely manner. Since we had pre- announced the availability of that product line, orders for pre-existing products were reduced substantially and the unavailability of the new products negatively affected Breas’ 2005 revenues. We cannot assure you that we will not experience similar delays from this or other vendors of key components in the future. In the event we are unable to obtain components for any of our products, or are unable to obtain components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. If we experience any delays in component availability, the cost incurred in switching business to alternate suppliers could have a material adverse effect on our business, financial condition and results of operations.

If we lose key personnel, or are unable to attract and retain additional highly skilled personnel required to lead our company and to enable us to grow our activities, our business would likely suffer.

Our success is dependent on key personnel, including Terry D. Wall, our president and chief executive officer. Mr. Wall is 65 years of age and has recommended to our Board of Directors that it plan on naming a successor chief executive officer by December 2009. Mr. Wall has no intention of discontinuing active involvement in our company either before or after his successor has been named, but believes that his specific role beyond 2009 will have to be assessed as that time period approaches. Once Mr. Wall’s successor has assumed the position of chief executive officer, Mr. Wall’s active involvement may consist of leading special projects that take advantage of Mr. Wall’s substantial experience in identifying new products for future sale by our company.

Barry Wicker, formerly our executive vice president and chief operating officer, retired at the beginning of the 2007 fiscal year, although he has confirmed his desire is to remain as a member of our Board of Directors and to provide ongoing counsel to us. We have no employment agreement with Mr. Wall or any other executive officer. If Mr. Wall were to cease working for our company prior to the time that we transition to a new chief executive officer, or if we are unable to identify a viable successor to Mr. Wall, or if Mr. Wicker were unavailable to provide advice to us, our business may suffer.

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

The principal raw material used to produce our products is plastic resin, a petro-chemical compound. We have elected to purchase plastic resin under short term contracts rather than entering into long-term contracts or commodity futures or derivative instrument transactions. We are, therefore, subject to fluctuations in the price of plastic resin that may result from changes in the price of petroleum-based products generally, increases or decreases in demand during a given period, or for other reasons. As a result of price competition, we may be unable to pass on to customers the higher manufacturing costs we would incur if there were a significant increase in the price of plastic resin or other raw materials, which would negatively impact our profit margins and our results of operations.

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

We are engaged in certain legal proceedings. In one instance, former shareholders of Vital Pharma, a subsidiary currently classified as a discontinued operation, had been seeking damages of approximately $14 million relating to the sale of that subsidiary to us in January 1996. The Vital Pharma shareholders’ claims, which are contractual in nature and thus not subject to any insurance policy that we maintain, were presented to an arbitrator for determination. While we believed that we had meritorious defenses, in August 2006 the arbitrator found in favor of the plaintiffs and gave them an award of $915,000, or approximately $300,000 more than we initially reserved. We have sought judicial relief to set that award aside. However, we cannot assure you that we will be successful in that regard; or in the event that we are successful that a subsequent arbitrator will find in our favor.

We cannot be certain that our product liability insurance will be sufficient to protect us against significant exposure to product liability risks.

We are exposed to potential product liability resulting from the use of our products. We presently maintain product liability insurance coverage of $20.0 million in the aggregate. Our product liability policy generally protects us against claims of bodily injury or property damage arising out of any products manufactured, sold or distributed by us. If a judgment in a product liability suit were entered against us or we entered into a settlement agreement in excess of a policy limit or outside the scope of coverage, including for example, punitive damages, our profitability and financial condition may be materially adversely affected. We cannot assure you that our current level of insurance will be sufficient to cover product liability claims or that such coverage will remain available to us on satisfactory terms, if at all.

We manufacture and sell a significant portion of our products in markets outside the United States, subjecting us to various risks relating to international activities.

International sales accounted for approximately 23.5% of our net revenue during fiscal 2006. Such sales are subject to several risks that are separate and distinct from those we face in our United States operations, including:

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

Certain hospitals require us to sell products to them through distributors. For fiscal 2006, approximately 27% of our net revenue was distributed through Cardinal Health Corporation, McKesson- General Medical Corp. and Owens & Minor, Inc. If our relationships with these distributors were damaged and we were unable to develop relationships with other distributors, our business, financial condition and results of operations could be materially adversely affected.

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

We operate sleep centers and laboratories in the United States that diagnose obstructive sleep apnea and other sleep disorders. Our ability to sell our Breas products in our sleep centers and laboratories is restricted by strict regulations which prohibit us from diverging from a physician’s prescription. If a physician prescribes a continuous positive airway pressure, or CPAP, product other than a Breas product for a patient at one of our sleep centers and laboratories, we are generally prohibited by federal regulations from substituting a Breas product. Federal anti-kickback and anti- referral regulations strictly limit the extent to which we may provide anything of value to physicians who refer Medicare or Medicaid patients to our sleep centers and laboratories. Any failure by us to comply with these regulations may result in significant regulatory actions, including criminal prosecution and large fines, which could have a material adverse effect upon our business, financial condition and results of operations.

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

The development of new technologies or methods could reduce demand for our sleep centers and laboratories and our sleep disorder products. For example, pharmaceutical advances could result in different methods of treating sleep apnea and a reduced need for our CPAP therapy products. The emergence of a low-invasive cost effective surgery to treat sleep apnea could also diminish demand for our sleep products and our sleep centers and laboratories.

If a natural or man-made disaster strikes one or more of our manufacturing facilities, we may be unable to manufacture certain products for a substantial amount of time and our revenue could decline.

We have four manufacturing facilities located in the United States and one manufacturing facility located in Sweden. These facilities and the manufacturing equipment and personnel know-how that we use to produce our products would be difficult to replace and could require substantial lead-time to repair or replace. Our facilities may be affected by natural or man-made disasters. In the event that one of our facilities was affected by a disaster, we would be forced to attempt to shift production to our other manufacturing facilities or rely on third-party manufacturers, and our other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although we have insurance for damage to our property and the interruption of our business, this insurance may not be sufficient in scope or amount to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Requirements associated with the evaluation of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 have required and will require significant company resources and management attention.

Although we believe that we are currently in compliance with Section 404 of the Sarbanes-Oxley Act, we may in the future identify material deficiencies that we may not be able to remediate on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, we could be subject to scrutiny by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or the NASDAQ National Market, and the trading price of our stock could decline. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping us to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

As of September 30, 2006, goodwill represented 25.9% of our total assets. If we are required to record an impairment charge to earnings relating to goodwill, it will have the effect of decreasing our earnings or increasing our losses. Goodwill represents the excess of the total purchase price of our acquisitions over the fair value of the net assets acquired. The accounting standards on goodwill and other intangible assets, which we adopted as of October 1, 2001, require goodwill to be reviewed at least annually for impairment, and does not permit amortization. In the event that impairment is identified, a charge to earnings will be recorded and our stock price may decline as a result.

A large percentage of our outstanding common stock is held by insiders, and, as a result, the trading market for our common stock is less liquid and our stock price can be volatile.

As of December 1, 2006, we had 13,218,850 shares of common stock outstanding. Approximately 16.6% of such shares are beneficially owned by Terry D. Wall, our chief executive officer, and his wife and an additional 11.9% of such shares are beneficially owned by trusts established for the benefit of the Walls’ children and an additional 9.7% of such shares are beneficially owned by an estate planning trust established by Terry D. Wall. Such trusts are administered by trustees who have no current or prior relationship with Vital Signs. Companies like ours, with a relatively small percentage of shares held by the public, can be subject to a more volatile stock price. Our stock price, and therefore your investment in our company, may be volatile.

Our major shareholders exercise significant influence on us and they may pursue policies with which you disagree.

As of December 1, 2006, Terry D. Wall, our chief executive officer, and his wife beneficially owned 16.6% of our outstanding common stock. In addition, the trusts established for the benefit of the Walls’ children beneficially owned 11.9% of our outstanding common stock and an estate planning trust established by Terry D. Wall beneficially owned 9.7% of our outstanding common stock. Mr. Wall and his wife have a significant influence in electing our directors, appointing new management and approving any action requiring the approval of our shareholders, including any amendment to our certificate of incorporation and approval of mergers or sales of substantially all of our assets. This influence may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares.

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

Anti-takeover provisions in our certificate of incorporation make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our shareholders. These provisions include:

•	the authorization of the issuance of up to 10,000,000 shares of our preferred stock without further approval of our shareholders;

•	the election of directors on a staggered term basis; and

•	the elimination of shareholder action by written consent.

Similarly, our by-laws establish procedures, including advance notification procedures, with regard to the nomination, other than by or at the direction of our board of directors, of candidates for election as directors or for shareholder proposals to be submitted at shareholder meetings.

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

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

We believe that our properties are adequate for our current needs. In addition, we believe that adequate space can be obtained to meet our foreseeable business needs. The following chart identifies the principal properties which we own or lease. The properties listed below relate to the anesthesia and respiratory/critical care business segments, except for the Molnlyke, Sweden and Glenn Burnie, Maryland properties which relate to our sleep segment, Malvern, Pennsylvania, which relates to our interventional cardiology/radiology business segment, and Bensalem, Pennsylvania, which relates to our pharmaceutical technology services business segment.

Location	Square Feet
Totowa, New Jersey* (executive offices, principal manufacturing and warehouse facilities)	158,000
Englewood, Colorado* (manufacturing, warehouse and office space)	88,000
Burnsville, Minnesota (manufacturing, warehouse and office space)	33,561
Molnlyke, Sweden* (Breas—manufacturing, warehouse and office space)	27,000
Malvern, Pennsylvania (Thomas Medical—manufacturing, warehouse and office space)	33,000
Bensalem, Pennsylvania (Stelex—office space)	16,516
Glen Burnie, Maryland (Sleep Services of America—office space)	9,980
Littlehampton, United Kingdom (Vital Signs, Ltd—warehouse and office space)	12,000

*	We own this facility.

Item 3. Legal Proceedings

Vital Pharma shareholder litigation

On December 6, 1999 a complaint was filed against us on behalf of former shareholders of our Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with our purchase of Vital Pharma in January 1996. In response to the lawsuit, we filed a seven count counterclaim against the plaintiffs. In August 2000, the court ordered the plaintiffs to submit their claims relating to the earnout calculation to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. In August 2006, the arbitrator issued a decision awarding the plaintiffs $915,000. Plaintiffs originally claimed damages in the pre- interest amount of approximately $8.0 million. Subsequently, in plaintiffs’ post-arbitration brief to the arbitrator, plaintiffs argued that the final calculation of their damages could be in excess of $14,000,000. We have recorded a reserve in connection with this proceeding in the amount of $915,000.

The lawsuit was stayed during the pendency of the arbitration. On October 20, 2006, the stay was lifted and our counterclaim as well as plaintiff’s one remaining claim were restored to the court’s calendar. While plaintiffs assert that several of their claims were also restored, we believe that except for one limited claim by one of the named plaintiffs, all of plaintiffs original claims were adjudicated through the arbitration proceedings.

On November 11, 2006, plaintiffs filed their motion in the Federal Court to confirm the arbitrator’s award and we filed our motion to vacate that award. The court has not yet ruled on either motion.

Intergel litigation

Beginning at the end of our 2003 fiscal year and running through our 2005 fiscal year, a number of negligence and product liability lawsuits were filed against our Vital Pharma, Inc. subsidiary, primarily in Palm Beach County, Florida, over an anti-adhesion product for gynecological surgery known as Intergel. Intergel was manufactured by Lifecore Biomedical, Inc. and distributed by Ethicon, Inc., a subsidiary of Johnson & Johnson. Our subsidiary, Vital Pharma, packaged the Intergel product into plastic containers.

Vital Pharma provided the packaging pursuant to a written contract with Lifecore which contained express provisions requiring that Lifecore indemnify Vital Pharma in the event Lifecore was responsible for injuries resulting from the product. After extensive discovery, retention of experts and pre-trial motions, a global settlement was reached in connection with all of the then pending cases, and settlement procedures were agreed upon for settling all of the cases. Prior to the settlement, several cases had been resolved, either through settlement or dismissal. The settlement procedure entailed the establishment of a settlement fund with monies to be held in escrow pending the allocation to the individual plaintiffs. All of the Intergel related actions have been dismissed.

While the terms of the settlement agreement are confidential, the resolution of all of these matters required no out of pocket payment by Vital Pharma or Vital Signs and only an immaterial and token payment by our insurance carrier.

Lifecore, through its insurer, reimbursed a significant portion of Vital Pharma’s legal fees and costs for all of the litigation relating to Intergel in which Vital Pharma had been involved. Notwithstanding this reimbursement, Vital Signs has incurred a substantial amount of legal fees and expenses which were not reimbursed. Therefore, we and our insurance carrier have begun a lawsuit against Lifecore and its insurer Federated Insurance for legal fees and other expenses which were not reimbursed pursuant to the written agreement.

Shore Medical Litigation

In fiscal 2004 we initiated a lawsuit in California against a former employee and the company he owns. We asserted that the employee misappropriated our trade secrets and breached his obligation of loyalty to us. We negotiated a settlement with the defendants, where the defendants agreed to pay us $1 million in July 2006, and if they did not pay at that time the settlement amount would increase to $2 million. The defendants did not pay in July 2006 and we were required to go back to court to enforce our judgment. On November 8, 2006 the court entered a judgment in our favor for $1 million, and we preserved our rights to appeal and seek a judgment for the full $2 million. We cannot tell you how much we will actually recover from the defendants because as a defensive measure to forestall or prevent paying the judgment the former employee filed for bankruptcy for his corporation. We are continuing to press the matter through the courts and through further negotiations.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 4A. Executive Officers of the Registrant

The Company’s executive officers are as follows:

Name	Age*	Positions With the Company
Terry D. Wall	65	President, Chief Executive Officer and Director
William Craig	50	Executive Vice President and Chief Financial Officer
Alex Chanin	38	Executive Vice President and Chief Information Officer
Anthony P. Martino	60	Vice President, Quality and Regulatory Affairs

*	As of September 30, 2006.

Terry D. Wall founded Vital Signs in 1972 and has been President, Chief Executive Officer and a director of Vital Signs since that time. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975.

Alex Chanin has served as Executive Vice President and Chief Information Officer for Vital Signs since January 2004. He served as President of our Stelex, Inc. subsidiary from 2003 to 2004 and Vice President of Stelex from April 2002 to 2003. Mr. Chanin was one of the founding partners—in 1991—of Stelex, prior to our acquisition of Stelex. Mr. Chanin holds Bachelor of Science degrees in Computer Science and Electrical Engineering from Drexel University and a Master of Science in Computer Engineering from Princeton University.

William Craig joined us as our Chief Financial Officer in March 2005. Prior to joining Vital Signs, Mr. Craig worked for a year as an independent Sarbanes-Oxley Act consultant and as interim Chief Financial Officer of DMFS, Inc., a privately held direct mail and fulfillment company. From September 1999 to February 2004, Mr. Craig was the Executive Vice President—Finance and Administration and Chief Financial Officer for Matheson Tri-gas, Inc., a manufacturer and marketer of industrial gases and technical equipment. Before joining Matheson, Mr. Craig spent nearly five years as an executive, most notably with Empire of Carolina, Inc, a consumer product manufacturer that traded on the AMEX. Prior to that time, Mr. Craig worked for five years with GE Capital. In earlier years, Mr. Craig worked in merchant banking, as well as with what is now Deloitte and

Touche and General Motors. He has a Bachelor of Arts degree from Wake Forest University, a Master of Business Administration degree from Texas A&M University, and is a certified public accountant. He also has a number of scientific publications.

Anthony P. Martino joined us as our Vice President, Research and Development in 1996. He has served as our Vice President, Quality and Regulatory Affairs since December 1996. Prior to joining us, Mr. Martino spent 26 years with Becton Dickinson, a medical products manufacturer holding management positions in research and development, engineering and quality assurance and regulatory affairs. He holds a BSME degree from the New Jersey Institute of Technology.

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

	High	Low	Dividend Per Share
Fiscal Year Ended September 30, 2005:
Quarter ended December 31, 2004:	$39.84	$31.84	$.06
Quarter ended March 31, 2005:	42.93	35.22	.07
Quarter ended June 30, 2005:	45.72	38.33	.07
Quarter ended September 30, 2005:	48.80	41.81	.07
Fiscal Year Ended September 30, 2006:
Quarter ended December 31, 2005:	$48.50	$42.52	$.07
Quarter ended March 31, 2006:	55.40	42.29	.07
Quarter ended June 30, 2006:	55.33	47.62	.09
Quarter ended September 30, 2006:	57.50	47.33	.09

As of December 1, 2006, there were approximately 283 holders of record of the Common Stock. This number of record holders does not represent the actual number of beneficial owners of shares of our Common Stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

During fiscal 2006, the Company declared and paid cash dividends of $.32 per share. We expect to continue to pay dividends on our Common Stock. However, the declaration of dividends is subject to the discretion of our board of directors and will depend upon various factors, including our financial condition, capital requirements, loan agreement restrictions and earnings, as well as such other factors as our board may deem relevant.

The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of September 30, 2006, including the Company’s 2003 Investment Plan, prior Investment Plan, as amended and restated as of May 30, 2001, 1991 Director Stock Option Plan, 1990 Employee Stock Option Plan, as amended and restated as of December 1, 1997, and the 2002 Stock Incentive Plan. No warrants or rights are outstanding under the foregoing plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	513,415	$37.75	1,445,815

Equity Compensation Plans Not Approved by Shareholders	—		—
Total:	513,415	$37.75	1,445,815

The following table provides information about purchases made by the Company of its Common Stock during the year ended September 30, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c)(1) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d)(1) Maximum Dollar Amount That May Yet be Purchased Under the Plans or Programs
1st Quarter	5,000	$43.50	5,000	$14,950,638
2nd Quarter	—	—	—	—
3rd Quarter	—	—	—	—
4th Quarter	—	—	—	—

Total	5,000	$43.50	5,000	$14,950,638

In November 2005 our Board of Directors suspended our stock repurchase program. Our board of directors had authorized a total expenditure of up to $35 million for the repurchase of Vital Signs’ stock. Our board of directors authorized the expenditure of $20 million on May 8, 2003 and authorized an additional expenditure of $15 million on February 8, 2005. From May 8, 2003 through November 30, 2005, we repurchased a total of 618,300 shares for $20,049,563, at an average price of $32.43 per share.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, beginning on page F-1, and “Management’s discussion and analysis of financial condition and results of operations”. The consolidated statement of income data for the years ended September 30, 2006, 2005 and 2004, and the consolidated balance sheet data as of September 30, 2006 and 2005, are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of income data for the years ended September 30, 2003 and 2002, and the consolidated balance sheet data as of September 30, 2004, 2003 and 2002, are derived from our audited consolidated financial statements, which are not included in this Annual Report.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Consolidated statement of income data:
Net revenue	$204,058	$194,037	$183,991	$182,163	$174,018
Cost of goods sold and services performed	100,027	95,507	91,374	91,608	86,803

Gross profit	104,031	98,530	92,617	90,555	87,215

Operating expenses:
Selling, general and administrative	52,182	51,025	50,115	51,338	44,216
Research and development	7,034	7,011	7,036	5,871	6,615
Restructuring charge	—	213	539	—	—
Impairment and other charges (benefits)(1)	—	—	—	133	(3,428)
Other (income) expense—net	880	(78)	612	717	305

Total operating expenses	60,096	58,171	58,302	58,059	47,708

Operating income	43,935	40,359	34,315	32,496	39,507
Interest income	(3,088)	(1,672)	(824)	(654)	(638)
Interest expense	—	36	26	910	179

Total other (income) expense	(3,088)	(1,636)	(798)	256	(459)

Income from continuing operations before provision for income taxes and minority interest	47,023	41,995	35,113	32,240	39,966
Provision for income taxes	15,828	15,093	12,498	12,802	13,225

Income from continuing operations before minority interest	31,195	26,902	22,615	19,438	26,741
Minority interest in net income of subsidiary	911	602	447	248	241
Income from continuing operations(2)	30,284	26,300	22,168	19,190	26,500

Earnings from continuing operations per common share:
Basic	2.34	2.08	1.73	1.49	2.05
Diluted	2.32	2.06	1.72	1.48	2.03
Basic weighted-average number of shares outstanding	12,966	12,616	12,793	12,905	12,896
Diluted weighted-average number of shares outstanding	13,040	12,789	12,907	12,985	13,036
Dividends declared and paid per common share	0.32	0.27	0.24	0.19	0.16

(1)

For fiscal 2002, we reversed $5.0 million in litigation accruals as a result of the successful conclusion of a patent infringement suit. This benefit was offset in part by an impairment charge of $1.6 million related principally to our Chinese distributor, based on an evaluation of its business. The charge in fiscal 2003 relates to the write-off of certain amounts due from our Chinese distributor.

(2)	In fiscal 2003, we classified our Vital Pharma business as a discontinued operation. Accordingly, the results of Vital Pharma are not included in continuing operations.

	At September 30,
	2006	2005	2004	2003
	(Dollars in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$41,242	$18,412	$15,700	$18,260
Short term investments	85,565	63,355	60,768	37,400
Working capital	169,791	119,555	112,853	98,469
Total assets	305,854	253,702	236,064	223,078
Total long term debt including current portion	—	—	—	1,690
Total shareholders’ equity	285,813	232,706	216,223	202,222

For information regarding acquisitions effected during the past five years, see “Management’s discussion and analysis of financial condition and results of operations—Overview”.

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

All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in Item 1A, that could cause actual results to differ materially from historical results and those presently anticipated or projected. No forward-looking statement is a guarantee of future performance. We wish to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made. You should read our cautionary statements as being applicable to all related forward-looking statements whenever they appear in:

•	this Annual Report and materials referred to in this Annual Report; and

•	our press releases.

Overview

We are a leading designer, manufacturer and marketer of airway management products for the anesthesia, respiratory/critical care and sleep disorder markets. We sell our products in over 70 countries worldwide. We offer one of the broadest single-patient use anesthesia and respiratory/critical care product lines in the industry and have developed numerous innovative products which are now considered industry standards. In addition, we sell therapeutic products for patients suffering from sleep disorders and provide sleep disorder diagnoses at sleep centers and laboratories that we operate. We also operate an interventional cardiology/radiology OEM business, and deliver technology services to companies regulated by the FDA.

Anesthesia

Our single-patient use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient’s pulmonary system, remove anesthetic gases, oxygen and carbon dioxide from a patient and link a patient with various monitors. Our principal anesthesia products consist of face masks, breathing circuits and general anesthesia products. See Item 1—Business—Principal products and services—Anesthesia. Prior to this fiscal year, we had included within this segment the products sold by our Thomas Medical Products subsidiary. Thomas Medical is an original equipment manufacturer that primarily manufactures vascular access products for sale to other health care product providers to be used in their products or kits or as a finished product. The results of Thomas Medical are now reported under the business segment for Interventional Cardiology/Radiology.

Revenues in our anesthesia segment are driven primarily by the extent to which our hospital customers perform general surgeries and by the aging of the populations in the geographical markets that we serve. In addition, because most of our anesthesia products are single use products, we benefit when hospitals undertake programs to reduce the frequency of infections, known as nosocomial infections, which originate or occur within their settings. Revenues in this segment are negatively impacted by the trend among hospitals to allow group purchasing organizations to negotiate long-term contracts with medical device manufacturers on their behalf. See Item 1—Business—Sales, marketing and distribution—United States sales. Expenses in our anesthesia segment are driven primarily by the cost of raw materials, labor costs and freight expenses. During recent periods, our petrochemical based raw materials, such as resins, and freight expenses have been impacted by high gas prices, gas shortages and plant shutdowns resulting from Hurricane Katrina.

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

Sleep disorders

We serve the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through our Sleep Services of America, or SSA, subsidiary, we provide sleep diagnostic testing services in the United States in free standing laboratories and centers, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from obstructive sleep apnea. We have focused our efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. Our diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. Our principal expense in our sleep diagnostic services business is the cost of employing the technicians who operate our sleep laboratories and centers.

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

Interventional cardiology/radiology

Through our Thomas Medical subsidiary we participate in the interventional cardiology/ radiology market as an OEM supplier. In this business we design, develop, and manufacture precision devices that are used in electrophysiology, cardiology, radiology, critical care and anesthesia procedures. While this business benefits from the overall development of less invasive procedures in healthcare, it is highly dependent upon the conversion of development concepts to commercial products by our customers. The customer base is, in turn, subject to stringent regulatory requirements as well as competitive pressures.

Pharmaceutical technology services

We deliver technology services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA and have begun to sell dedicated compliance software to our clients. We entered the pharmaceutical regulatory services market in 1996 and expanded into computer system compliance through our acquisition in 2002 of Stelex Inc. This segment benefits from regulatory efforts to systemize compliance by the regulated community and by our clients’ efforts to control costs through the outsourcing of compliance functions. Our principal costs in this segment are our labor costs. We also incur personnel and equipment expenses as part of our development of compliance software.

Summary

For the twelve months ending September 30, 2006, our consolidated revenue grew 5.2% to $204 million; however, without the effect of foreign exchange the growth would have been 5.9%. Our gross profits increased 5.6% to $104 million, operating income increased 8.9% to $43.9 million, income from continuing operations grew 15.1% to $30.2 million, and net income grew 14.1% to $30.1 million. Basic earnings per share increased 12.6% to $2.32, and fully diluted earnings per share increased 12.1% to $2.31 per share.

In analyzing our overall operating results for fiscal 2006, we believe that investors should consider the following:

•	SFAS No. 123(R) Beginning in fiscal 2006, we were required to account for stock-based compensation arrangements in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), compensation cost is established by determining the fair value of stock options on the date of grant. The compensation cost is then amortized straight-line over the vesting period of the stock options. Prior to fiscal 2006, we generally were not required to recognize expense in connection with the grant of stock options at an exercise price equal to the then current fair market value of a share of our common stock. Pursuant to SFAS No. 123(R), we recognized $1.5 million of option expense in fiscal 2006; we recognized no such expense in any of the other periods presented herein. This $1.5 million charge was offset, in part, by reductions in income tax expenses of $0.5 million.

Expensed Transaction Costs

During the latter half of fiscal 2006, we entered into negotiations to acquire a significant private company in the healthcare industry. Had the acquisition been consummated, the target company would have been a significant subsidiary of our company. We engaged outside accounting and legal advisors to aid in the acquisition process. In the course of the acquisition process, we determined that the transaction would not meet certain goals that we felt were critical to the success of the acquisition, and the discussions were terminated. We expensed $298,000 in transaction costs in fiscal 2006 in connection with this matter.

Expensed Litigation Costs

We operate in several very competitive markets and believe that it is important to our long term viability and growth to vigorously defend these markets when it is appropriate. During fiscal 2006, we incurred $296,000 in legal costs relating to the enforcement of our rights against a former employee, which is included in other expense. We were successful in our prosecution of this matter, but have not yet collected any amount on our judgment and thus have not recorded the benefit of the legal settlement to offset this expense. We cannot assure you as to the timing or ultimate success of our collection efforts.

Discontinued Operations

We have been involved in litigation related to our discontinued Vital-Pharma operation for several years. (See “Legal Proceedings”). In August 2006, an arbitrator awarded the plaintiffs an award of $915,000, representing less than 6.5% of the amount claimed by the plaintiffs. Since we had reserved $600,000 with respect to this matter, during fiscal 2006 we increased our reserve amount by $315,000 which is included in discontinued operations. We have preserved our right to proceed on certain counterclaims in this matter that have not yet been resolved. We believe that our counterclaims are meritorious. If we are successful on these counterclaims, the amount due to the plaintiffs may decrease or the amount of the award may exceed the aggregate amount that we have reserved with respect to plaintiff’s case. However, we cannot assure you that we will be successful and, if we are successful, we cannot assure you as to the amount of any award we may receive and/or collect.

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care, sleep disorder and personal ventilation and interventional cardiology/radiology products and revenues from our sleep disorder diagnostic services and pharmaceutical technology services. The amount and percentage of our net revenue derived from each of our business segments was as follows during the periods indicated:

	Fiscal Year Ended September 30,
	2006		2005		2004
	Net Revenue	%	Net Revenue	%	Net Revenue	%
	($ in thousands)
Anesthesia	$73,794	36.2	$67,896	35.0	$59,767	32.5
Respiratory/critical care	44,571	21.8	42,423	21.9	42,079	22.9
Sleep disorder and personal ventilation	44,784	21.9	41,517	21.4	44,053	23.9
Interventional cardiology/radiology	25,538	12.5	25,441	13.1	23,024	12.5
Pharmaceutical technology services	15,371	7.6	16,760	8.6	15,068	8.2

Total	$204,058	100.0	$194,037	100.0	$183,991	100.0

For product sales, revenue is recognized when title to the product passes to the customer. For product sales to all customers except for certain domestic distributors, title passes upon shipment of the product by us. For sales through certain domestic distributors, title passes when the product is received by the distributor.

Gross revenues associated with our anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors. See “—Critical accounting policies—Revenue recognition” for a description of how we calculate those rebates. Sales to distributors represented 28.1%, 26.1% and 25.4% of our net sales during the years ended September 30, 2006, 2005 and 2004, respectively.

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

	Fiscal Year Ended September 30,
	2006	2005	2004
	(In thousands)
Gross sales	$238,020	$220,504	$203,314
Rebates(1)	(64,642)	(55,917)	(47,809)
Other deductions(2)	(4,416)	(4,006)	(3,711)

Net sales	168,962	160,581	151,794
Service revenues	35,096	33,456	32,197

Total net revenues	$204,058	$194,037	$183,991

(1)	See “Critical accounting policies—Revenue recognition” for information regarding approaches we have taken in calculating rebates.

(2)	Other deductions consist of discounts, returns and allowances for credits.

For service revenue in the sleep disorder and pharmaceutical technology services segments, revenue is recognized when the service is performed.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. Thus, for example, when changes were required in our sleep disorder and personal ventilation product line during the past two years, 38% of our research and development investment was focused upon our sleep disorder segment in fiscal 2006 and 43% of our research and development investment was focused upon that segment in fiscal 2005. We incurred research and development expenses of $7.0 million for fiscal 2006, 2005 and 2004.

International sales

Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

	Fiscal Year Ended September 30,
	2006		2005		2004
	Net Revenues	Percent of Total Revenues	Net Revenues	Percent of Total Revenues	Net Revenues	Percent of Total Revenues
	(In thousands)
Anesthesia	$9,999	4.9%	$8,357	4.3%	$6,907	3.8%
Respiratory/critical care	12,888	6.3%	13,617	7.0%	12,755	6.9%
Sleep disorder	25,059	12.3%	24,820	12.8%	26,924	14.6%
Interventional cardiology/radiology	—	—	—	—	—	—
Pharmaceutical technology services	—	—	—	—	—	—

Total	$47,946	23.5%	$46,794	24.1%	$46,586	25.3%

Commencing in 2002, we sold our anesthesia and respiratory/critical care products in nine European and certain other related international markets primarily through a strategic alliance with Rusch GmbH, a manufacturer of medical devices. However, during our 2004 fiscal year, Rusch’s parent company announced its purchase of Hudson-RCI, a competitor of ours in a number of respiratory and anesthesia products. In light of this acquisition, the parties agreed to terminate the distributor agreement, effective as of November 30, 2005. During the past year, we have transitioned from our three year alliance with Teleflex (Rusch) to distributors in each of the ten countries covered under the Teleflex (Rusch) distribution agreement. Even with this transition, international sales in our anesthesia and respiratory/critical care segments have increased $913,000 (4.2%) for the twelve months ended September 30, 2006 over the twelve months ended September 30, 2005.

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to our sleep disorder segment and, more particularly, with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish kroner to United States dollars. The relative decline of the Swedish kroner as compared to the United States dollar, in fiscal 2006 to fiscal 2005, has resulted in decreases in reporting Breas’ revenue and operating income in fiscal 2006. In contrast, the relative strength of the Swedish kroner as compared to the U.S. dollar in fiscal 2005 as compared with fiscal 2004, resulted in increases in Breas’ revenue and operating income in fiscal 2005. See “Quantitative and qualitative disclosures about market risk” below.

Acquisitions

As part of our growth strategy, we pursue licensing agreements, strategic acquisitions and the purchase of technology. During the five year period ended September 30, 2006, we made or completed the following acquisitions:

•	We acquired a 100% equity interest in Breas over a period from June 1997 through April 2002. Breas is engaged in the manufacturing and sale of sleep disorder and personal ventilation products.

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

•	We acquired a 100% equity interest in Stelex in 2002. We provide pharmaceutical technology services through this subsidiary.

•	In March 2005, we acquired a disposable airway management device business from a subsidiary of Baxter International, Inc. to improve our market share in the anesthesia segment.

•

On November 14, 2005, we acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology of the type used by us in our C-CO2 product. The assets consisted of intellectual property rights, including patents and trade secrets, manufacturing equipment, customer list, and office equipment. Since the acquisition of Futall AB, and its related operations, are immaterial, no pro forma information has been presented.

These acquisitions have been accounted for as purchases and, accordingly, are included in our consolidated financial statements from the respective dates of acquisition.

New segment

Our interventional cardiology/radiology business, which operates as Thomas Medical Products, has been included as part of our anesthesia segment since being acquired by Vital Signs, Inc. in 1992. Given the extent of the growth of that business, and the differences between the manner in which that business operates and the manner in which our anesthesia business operates, we have concluded that it is appropriate to report that business as its own segment, which we refer to as “Interventional Cardiology/Radiology”. Historically, we have included the products sold by our Thomas Medical Products subsidiary within our anesthesia segment. Since we are now breaking out Thomas Medical as a separate segment, the historical financial information presented in this Annual Report with respect to our anesthesia segment excludes Thomas Medical for all years presented.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

	Fiscal Years Ended September 30,
	2006	2005	2004
Consolidated statement of income data:
Net revenue	100.0%	100.0%	100.0%
Cost of goods sold	49.0	49.2	49.7
Gross profit:
Anesthesia	51.2	53.2	54.3
Respiratory/critical care	52.7	52.7	51.8
Sleep disorder	54.0	47.3	45.3
Interventional cardiology/radiology	52.3	54.9	54.6
Pharmaceutical technology services	34.1	38.6	38.6
Total	51.0	50.8	50.3
Operating expenses:
Selling, general and administrative	25.6	26.3	27.2
Research and development	3.4	3.6	3.8
Restructuring and impairment	—	0.1	0.3
Other (income) expense, net	0.4	0.0	0.3
Total operating expenses	29.5	30.0	31.7
Interest income, net	(1.5)	(0.8)	(0.4)
Provision for income taxes	7.8	7.8	6.8
Income from continuing operations	14.8	13.6	12.0
Net income	14.8	13.6	12.0

Comparison of results for the year ended September 30, 2006 to the year ended September 30, 2005

Net revenues

Total net revenue increased by 5.2%, from $194.0 million for fiscal 2005 to $204.1 million for fiscal 2006. The percentage increase would have been 5.9% but for the impact of unfavorable foreign exchange rates. Of our total net revenue, $156.1 million, or 76.5%, were derived from domestic sales and $47.9 million, or 23.5%, were derived from international sales. Domestic revenues increased by 6.0%, from $147.2 million for fiscal 2005 to $156.1 million for fiscal 2006. International sales increased by 2.4%, from $46.8 million for fiscal 2005 to $47.9 million for fiscal 2006. The references in this Annual report to international sales adjusted to exclude foreign exchange rates may represent “Non-GAAP Financial Measures”. We believe that these references are helpful in describing the underlying operations of our company, inasmuch as foreign exchange rates are entirely outside our control.

We have set forth below the net revenues by business segment for fiscal 2006 compared to fiscal 2005.

Net revenue by business segment

	For the Year Ended September 30,
	2006	2005	Percent Change
	(Dollars in thousands)
Consolidated statement of income data:
Anesthesia	$73,794	$67,896	8.7%
Respiratory/critical care	44,571	42,423	5.1%
Sleep disorder	44,784	41,517	7.9%
Interventional cardiology/radiology	25,538	25,441	0.4%
Pharmaceutical technology services	15,371	16,760	(8.3)%

Total	$204,058	$194,037	5.2%

Anesthesia. Sales of anesthesia products increased by 8.7% from $67.9 million for fiscal 2005 to $73.8 million for fiscal 2006. This increase was due to broad based growth led by Limb- º™ and Infusors. Domestic sales of anesthesia products increased 7.2%, from $59.5 million to $63.8 million. International sales of anesthesia products increased 19.6%, from $8.4 million to $10.0 million.

Respiratory/critical care. Sales of respiratory/critical care products increased 5.1%, from $42.4 million for fiscal 2005 to $44.6 million for fiscal 2006, primarily resulting from increased sales of blood pressure cuffs and resuscitation products. Domestic sales of respiratory/critical care products increased by 10.0%, from $28.8 million to $31.7 million. International sales of respiratory/critical care products decreased by 5.4% from $13.6 million for fiscal 2005 to $12.9 million for fiscal 2006, primarily reflecting declines in sales of ABG products.

Sleep disorder. Our sleep disorder segment revenues increased by 7.9% from $41.5 million for fiscal 2005 to $44.8 million for fiscal 2006. The percentage increase would have been 11.2% but for the impact of foreign exchange rates.

The net revenues at Sleep Services of America (SSA), our domestic sleep disorder diagnostic business, increased 18.1%, from $16.7 million to $19.7 million, resulting primarily from improved utilization at existing laboratories and sleep centers.

At Breas, our European manufacturer of personal ventilators and CPAP devices, revenue increased 1.0%, from $24.8 million during fiscal 2005 to $25.1 million during fiscal 2006. During fiscal 2005, a component vendor advised Breas that it was unable to deliver a sufficient quantity of a key component at our required specifications. As a result, Breas was unable to bring a new sleep disorder and personal ventilation product line to market in a timely manner. Since we had pre-announced the availability of that product line, orders for pre-existing products were reduced substantially and the unavailability of the new products negatively affected Breas’ 2005 revenues. Limited shipments of the new product line began during the fourth quarter of fiscal 2005.

Interventional cardiology/radiology. Our interventional cardiology/radiology segment revenues increased by .4% from $25.4 million for fiscal 2005 to $25.5 million for fiscal 2006. The flat revenues were primarily the result of one customer discontinuing a division to which Thomas Medical supplied two types of vascular closing devices.

Pharmaceutical technology services. Service revenues in our pharmaceutical technology services segment decreased by 8.3%, from $16.8 million for fiscal 2005 to $15.4 million for fiscal 2006, resulting in part from a decrease in spending within its customer base comprising major pharmaceutical companies.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our five segments:

	For the year ended September 30,
	2006		2005
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
	(Dollars in thousands)
Anesthesia	$37,784	51.2	$36,106	53.2
Respiratory/critical care	23,485	52.7	22,357	52.7
Sleep disorder	24,165	54.0	19,627	47.3
Interventional cardiology/radiology	13,356	52.3	13,976	54.9
Pharmaceutical technology services	5,241	34.1	6,464	38.6
Total	$104,031	51.0	$98,530	50.8

Gross profit dollar improvements in our anesthesia and respiratory/critical care segments correspond to the sales volume increases in those segments. The decline in gross profit margin in the anesthesia segment resulted from the inclusion of the Baxter disposable airways product line into the sales mix at a lower margin.

The gross profit dollar increase in our sleep disorder segment resulted from the sales volume increases in diagnostic services and the introduction of new sleep disorder/personal ventilation products. The gross profit margin in sleep disorder diagnostic services increased from 53.1% in fiscal 2005 to 58.1% in fiscal 2006. The gross profit margin at Breas increased from 43.4% in fiscal 2005 to 50.7% in fiscal 2006 as the sales mix changed to include an increased percentage of higher margin new personal ventilation products.

The gross profit dollar decrease in our interventional cardiology/radiology segment resulted primarily from one customer discontinuing a division to which Thomas Medical supplied two types of vascular closing devices. The gross margin in interventional cardiology/radiology products decreased from 54.9% in fiscal 2005 to 52.3% in fiscal 2006.

The gross profit dollar decrease in our pharmaceutical technology services segment resulted from the sales volume decrease in spending within our customer base. The gross profit margin decreased from 38.6% in fiscal 2005 to 34.1% in fiscal 2006, reflecting difficulties in leveraging certain costs over a declining revenue base.

Operating expenses

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 2.3%, from $51.0 million for fiscal 2005 to $52.2 million for fiscal 2006. The increase resulted primarily from option expenses of $1.1 million, associated with the implementation of SFAS 123(R).

Research and development. Research and development expenses remained consistent at $7.0 million for fiscal 2005 and for fiscal 2006. We have reduced our spending at Breas, where the research and development efforts in designing the new family of CPAP and ventilation equipment have been substantially completed, offset by an increase of $0.4 million from option expenses.

Other (income) expense, net. For fiscal 2006, other expense, net of $.6 million resulted from increased legal fees relating to the enforcement of our rights against a former employee. We were successful in our prosecution of this matter, but have not yet collected any amount on our judgement and thus have not recorded any revenue to offset this expense. For fiscal 2005, other income, net of $0.1 million resulted from a litigation settlement, gains on sales of assets and realized foreign exchange gains, offset in part by charitable contributions consisting of product donations.

Other items

Interest income, net. Interest income increased $1.4 million from $1.7 million for fiscal 2005 to $3.1 million for fiscal 2006, resulting from an increase in the level of cash and cash equivalents being invested (reflecting, in part, our February 2006 public offering of common stock) and an increase in interest rates.

Income tax. The provision for income tax expense for fiscal 2006 and 2005 was $15.8 million and $15.1 million, respectively, reflecting effective tax rates of 33.7% and 35.9% for these periods, respectively. The tax rate decrease to 33.7% resulted from manufacturing credits.

Discontinued operations. The net loss from our Vital Pharma discontinued operations was $(.2) million for fiscal 2006 (consisting of litigation expenses).

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

We have set forth below the net revenues by business segment for fiscal 2005 compared to fiscal 2004.

Net revenue by business segment

	For the year ended September 30,
	2005	2004	Percent change
	(Dollars in thousands)
Consolidated statement of income data:
Anesthesia	$67,896	$59,767	13.6%
Respiratory/critical care	42,423	42,079	.8
Sleep disorder	41,517	44,053	(5.8)
Interventional cardiology/radiology	25,441	23,024	10.5
Pharmaceutical technology services	16,760	15,068	11.2

Total	$194,037	$183,991	5.5%

Anesthesia. Sales of anesthesia products increased by 13.6% from $59.8 million for fiscal 2004 to $68.0 million for fiscal 2005. This increase was due to volume growth in anesthesia circuits, including a 43.9% increase in sales of our patented anesthesia circuit, Limb- O, to $11.8 million, a 22.0% increase in sales of traditional anesthesia breathing systems to $36.3 million resulting from the acquisition of the Baxter disposable airway management product line. Domestic sales of anesthesia products increased 12.0%, from $75.9 million to $85.0 million. International sales of anesthesia products increased 21.0%, from $6.9 million to $8.4 million.

Respiratory/critical care. Sales of respiratory/critical care products increased 0.8%, from $42.1 million for fiscal 2004 to $42.4 million for fiscal 2005, resulting from volume growth in our Broselow- Luten System, CPAP and ABG product lines, offset by a decline in the domestic sales of our blood pressure cuffs. We attribute the $1.3 million increase in sales of our Broselow-Luten System to growing awareness by hospitals of the special risks associated with treating pediatric patients in the emergency room. Domestic sales of respiratory/critical care products declined by 1.8%, from $29.3 million to $28.8 million. International sales of respiratory/critical care products increased by 6.8% from $12.8 million for fiscal 2004 to $13.6 million for fiscal 2005, reflecting higher sales volumes in our ABG and CPAP product lines

Sleep disorder. Our sleep disorder segment revenues decreased by 5.8% from $44.1 million for fiscal 2004 to $41.5 million for fiscal 2005. The percentage decrease would have been 8.0% but for the impact of favorable foreign exchange rates.

Revenues from our diagnostic services decreased by 2.5% from $17.1 million for fiscal 2004 to $16.7 million for fiscal 2005. In fiscal 2004, our SSA subsidiary closed 14 sleep laboratories and centers and opened nine new sleep laboratories and centers. In the continuing sleep laboratories and centers, revenue increased 22.3% from fiscal 2004 to fiscal 2005.

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

Interventional cardiology/radiology. Sales of interventional cardiology/radiology products increased 10.5% from $23.0 million for fiscal 2004 to $25.4 million for fiscal 2005, resulting from the commercialization of certain programs.

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

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four segments:

	For the year ended September 30,
	2005		2004
	Gross Profit	Gross Profit Margin	Gross Profit	Gross Profit Margin
	(Dollars in thousands)
Anesthesia	$36,106	53.2	$32,455	54.3
Respiratory/critical care	22,357	52.7	21,801	51.8
Sleep disorder	19,627	47.3	19,974	45.3
Interventional cardiology/radiology	13,976	54.9	12,571	54.6
Pharmaceutical technology services	6,464	38.6	5,816	38.6

Total	$98,530	50.8	$92,617	50.3

Gross profit dollar improvements in our anesthesia and respiratory/critical care segments correspond to the sales volume increases in those segments. The decline in gross profit margin in the anesthesia segment resulted from the inclusion of the Baxter disposable airways product line into the sales mix at a lower margin. The increase in gross profit margin in the respiratory/critical care segment was due to the effect of a one-time inventory writedown of $1.0 million in fiscal 2004.

The gross profit dollar decline in our sleep disorder segment resulted from the sales volume declines in diagnostic services and sleep disorder/personal ventilation products, which was offset in part by a cost savings resulting from the closing of 14 poorly performing sleep laboratories and centers. The gross profit margin in sleep disorder diagnostic services increased from 49.4% in fiscal

2004 to 53.1% in fiscal 2005, reflecting our efforts to close these facilities. The gross profit at Breas increased from 42.8% in fiscal 2004 to 43.4% in fiscal 2005 as the sales mix changed to include an increased percentage of higher margin new personal ventilation products.

Gross profit dollar improvements of approximately $1.4 million in our interventional cardiology/radiology segment corresponded to the sales volume increase.

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

Other (income) expense, net. For fiscal 2005, other income, net of $0.1 million resulted from a litigation settlement, gains on sales of assets and realized foreign exchange gains, offset in part by charitable contributions consisting of product donations. For fiscal 2004, other expense, net of $0.6 million resulted from costs associated with an acquisition that we did not pursue to completion, severance costs and charitable product donations

Other items

Interest income, net. Interest income, net doubled from $0.8 million for fiscal 2004 to $1.6 million for fiscal 2005, resulting from an increase in the level of cash and cash equivalents being invested and an increase in interest rates.

Income tax. The provision for income tax expense for fiscal 2005 and 2004 was $15.1 million and $12.5 million, respectively, reflecting effective tax rates of 35.9% and 35.6% for these periods, respectively. The tax rate increase to 35.9% resulted from the expiration of certain net operating loss carryforwards. See Note 15 of the notes to consolidated financial statements.

Discontinued operations. The net gain from our Vital Pharma discontinued operations was $0.1 million for fiscal 2005, as compared to a $0.1 million loss for fiscal 2004. See Note 2 of the notes to consolidated financial statements..

Liquidity and capital resources

We believe that the funds generated from operations, along with our current working capital position and the net proceeds to be received by Vital Signs in this offering, will be sufficient to satisfy our capital requirements for at least the next twelve months.

Cash flows

Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements primarily through internally generated cash flow, although in fiscal 2006 we added $18.5 million in cash through a public offering of securities.

During fiscal 2006, operating activities provided $12.4 million of net cash. Investing activities used $11.3 million of net cash, including $2.3 million for the acquisition of Futall AB and capital additions of $9.1 million. Financing activities provided $20.3 million, primarily consisting of $18.3 million from the sale of common stock.

During fiscal 2005, operating activities provided $28.4 million of net cash. Investing activities used $15.5 million of net cash, including $9.9 million for the acquisition of the Baxter disposable airway management product line and capital additions of $5.6 million. Financing activities used $9.4 million, primarily consisting of $9.1 million for the repurchase of common stock.

During fiscal 2004, operating activities provided $11.8 million of net cash. Investing activities used $3.7 million of net cash. Financing activities used $11.2 million, primarily consisting of $8.1 million for the repurchase of common stock.

Cash and working capital

Cash and cash equivalents were $41.2 million at September 30, 2006 as compared to $18.4 million at September 30, 2005. At September 30, 2006, our working capital was $169.8 million compared to $119.6 million at September 30, 2005. At September 30, 2006, our current ratio was 12.1 to 1 and at September 30, 2005 our current ratio was 7.9 to 1.

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

Capital expenditures for our 2006 fiscal year were approximately $9.1 million, and included equipment and building improvements at our New Jersey facility inclusive of our new breathing bag machine ($3.7 million), capitalized costs of software development ($1.3 million), computer hardware and software to upgrade our management information systems ($1.2 million), building improvements at our manufacturing facilities ($1.0 million), molds and equipment at both our Thomas Medical Products facility ($.4 million), and our Colorado manufacturing plant ($.6 million), new laboratory equipment ($.3 million) for our sleep labs, tools and molding for use at our Breas facility ($.2 million), and patents ($.4 million).

Dividend and stock buybacks

In November 2005 our Board of Directors suspended our stock repurchase program.

Our board of directors had authorized a total expenditure of up to $35 million for the repurchase of our common stock, including the expenditure of $15 million authorized by our board of directors on February 8, 2005. During the past four fiscal years, we repurchased 618,300 shares for $20.0 million, at an average price of $32.43 per share.

Commitments and contingencies

The following table sets forth, at September 30, 2006, the amounts of payments due under our operating leases and other long-term obligations for the time periods described below:

Payments Due by Period

Contractual obligations	Total	Less than One Year	One Year to Three Years	Three Years to Five Years	More than Five Years
Dollars in thousands
Operating leases	$3,992	$1,437	$2,036	$519	—
Long-term debt	—	—	—	—	—
Capital leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—

Other

At September 30, 2004, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in Note 19 of the notes to the consolidated financial statements.

Critical accounting estimates

We have identified the following critical accounting estimates that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to asset impairment, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. We state these accounting policies in the notes to our consolidated financial statements and at relevant places in this discussion and analysis. These estimates are based on the information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

We believe that the following critical accounting principles affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Net revenues consist of sales of our anesthesia, respiratory/critical care, sleep disorder and personal ventilation and interventional cardiology/radiology products and revenues from our sleep disorder diagnostic services and pharmaceutical technology services. For all product sales, revenue is recognized when title to the product passes to the customer. For product sales to all customers except for certain domestic distributors, title passes upon shipment of the product by us. For sales through certain domestic distributors, title passes when the product is received by the distributor. For service revenue, revenue is recorded when the service is performed.

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

Prior to fiscal 2003, we utilized a historical moving average to estimate the allowance for rebates. Based upon a review that we conducted in fiscal 2003 in connection with the preparation of our second quarter financial report, we concluded that the moving average estimate did not necessarily result in the appropriate liability due to the distributor. Accordingly, we changed our method of estimating rebate claims to record the allowance for rebates based upon the documentation provided by the distributor for shipments and inventory not yet shipped. We also recorded a $3.3 million expense to increase the amount of our allowance for rebates. Over the years, our information systems have improved. During the second quarter of fiscal 2005, we concluded that rebates due could be better measured by utilizing current period rebate data to determine an estimated rebate percentage, by distributor and product, and applying that percentage to the current period gross sales by distributor and product. We believe that there was no material financial statement impact between our current approach and the approach we adopted in fiscal 2003.

The allowance for rebates was $8.1 million and $7.3 million at September 30, 2006 and September 30, 2005, respectively. Rebate expense was $64.6 million and $55.9 million for the years ended September 30, 2006 and 2005, respectively.

Amortization of goodwill

Through September 30, 2001, we amortized goodwill and intangibles on a straight-line basis over their estimated lives. In accordance with the provision of SFAS No. 142, we perform an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill. We last completed this impairment test during the three month period ended March 31, 2006 and found no impairment. We also review the carrying value of other long-lived assets on a periodic basis, or whenever events or changes in circumstances indicate that the amounts may not be recoverable. If we determine that the carrying amount of an asset may not be recoverable, we then estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. We will recognize an impairment loss if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets. We have not incurred material impairment charges since fiscal 2001. If we are required to record impairment charges in the future, it would have an adverse impact on our results of operations and financial condition. Goodwill amounted to $79.3 million at September 30, 2006 and $77.2 million at September 30, 2005.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in bad debt expense. Our allowance for doubtful accounts was $.4 million at September 30, 2006 and $0.5 million at September 30, 2005. We determine the adequacy of this allowance by evaluating individual customer receivables, considering the customer’s financial condition and credit history and analyzing current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory obsolescence

We establish an allowance for inventory obsolescence. The allowance is determined by performing an aging analysis of the inventory; based upon this allowance, inventory is stated at the lower of cost, using the first in, first out method, or its net realizable value. Our inventory allowance for obsolescence was $.5 million at September 30, 2006 and $0.7 million at September 30, 2005.

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

For fiscal 2006, our international net revenue represented approximately 23.5% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 52.3% of our total international net revenues during fiscal 2006. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of September 30, 2006

Our primary risk involving price changes relates to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our single source of supply for face masks, we seek to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements and related report are set forth in this Annual Report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vital Signs, Inc.

We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 14, 2006 expressed an unqualified opinion thereon.

As disclosed in Note 14, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

November 14, 2006

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	September 30,
	2006	2005
	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$41,242	$18,412
Short term investments (Note 1 and 3)	85,565	63,355
Accounts receivable, less allowances for rebates and doubtful accounts of $8,526 and $7,821, respectively (Notes 1, 16 and 17)	34,284	34,417
Inventory (Notes 1 and 4)	19,006	16,659
Prepaid expenses (Note 5)	4,453	2,917
Other current assets (Note 6)	596	1,016

Total current assets	185,146	136,776
Property, plant and equipment—net (Notes 1 and 7)	33,129	29,938
Goodwill—net (Notes 1 and 2)	79,272	77,167
Deferred income taxes (Notes 1 and 15)	801	1,141
Other assets (Notes 1 and 8)	7,506	8,680

Total Assets	$305,854	$253,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,488	$6,347
Accrued expenses (Note 9)	9,136	7,898
Income taxes payable (Note 15)	731	2,976

Total current liabilities	15,355	17,221

Minority interest	4,686	3,775

Commitments and contingencies (Notes 2, 12 and 13)
Stockholders’ Equity (Note 14):
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 13,218,850 and 12,593,579, respectively	44,798	18,832
Accumulated other comprehensive income (Note 1)	3,181	2,012
Retained earnings	237,834	211,862

Stockholders’ equity	285,813	232,706

Total Liabilities and Stockholders’ Equity	$305,854	$253,702

See Notes to Consolidated Financial Statements

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	For the Year Ended September 30,
	2006	2005	2004
	(In thousands except per share amounts)
Revenue: (Note 1)
Net sales	$168,962	$160,581	$151,794
Service revenue	35,096	33,456	32,197

	204,058	194,037	183,991

Cost of goods sold and services performed:
Cost of goods sold	81,632	77,381	73,449
Cost of services performed	18,395	18,126	17,925

	100,027	95,507	91,374

Gross profit	104,031	98,530	92,617

Operating expenses:
Selling, general and administrative	52,182	51,025	50,115
Research and development	7,034	7,011	7,036
Other (income) expense net (Notes 1 and 11)	880	(78)	612
Restructuring charge (Note 10)	—	213	539

	60,096	58,171	58,302

Operating income	43,935	40,359	34,315
Interest (income) expense:
Interest income	(3,088)	(1,672)	(824)
Interest expense	—	36	26

	(3,088)	(1,636)	(798)

Income from continuing operations before provision for income taxes and minority interest	47,023	41,995	35,113
Provision for income taxes (Note 15)	15,828	15,093	12,498

Income from continuing operations before minority interest	31,195	26,902	22,615
Minority interest in net income of subsidiary	911	602	447

Income from continuing operations	30,284	26,300	22,168
Income (loss) from discontinued operations:	(167)	89	(115)

Net income	$30,117	$26,389	$22,053

Earnings (loss) per common share:
Basic income per share from continuing operations	$2.34	$2.08	$1.73
Discontinued operations	$(0.01)	$0.01	$(0.01)

Basic net earnings per share	$2.33	$2.09	$1.72

Diluted income per share from continuing operations	$2.32	$2.06	$1.72
Discontinued operations	$(0.01)	$—	$(0.01)

Diluted net earnings per share	$2.31	$2.06	$1.71

Basic weighted-average number of shares outstanding	12,966	12,616	12,793

Diluted weighted-average number of shares outstanding	13,040	12,789	12,907

Dividends declared and paid per common share	$.32	$.27	$.24

See Notes to Consolidated Financial Statements

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

	Common Stock			Retained Earnings	Stockholders’ Equity	Comprehensive Income
	Shares	Amount
	(Dollars in thousands except per share amounts)
Balance at September 30, 2003	12,915,566	$30,467	$1,827	$169,928	$202,222
Net income				22,053	22,053	$22,053
Repurchase of common stock	(274,600)	(8,143)			(8,143)
Common stock issued under various incentive plans	74,277	1,695			1,695
Tax benefit from employees’ and directors’ stock option plans (Note 14)		260			260
Foreign currency translation gain			1,232		1,232	1,232
Dividends paid ($.24 per share)				(3,096)	(3,096)

Balance at September 30, 2004	12,715,243	24,279	3,059	188,885	216,223

Comprehensive income						$23,285

Net income				26,389	26,389	$26,389
Repurchase of common stock	(238,400)	(9,084)			(9,084)
Common stock issued under various incentive plans	116,736	3,101			3,101
Tax benefit from employees’ and directors’ stock option plans (Note 14)		536			536
Foreign currency translation loss			(1,047)		(1,047)	(1,047)
Dividends paid ($.27 per share)				(3,412)	(3,412)

Balance at September 30, 2005	12,593,579	$18,832	$2,012	$211,862	$232,706

Comprehensive income						$25,342

Net income				30,117	30,117	30,117
Repurchase of common stock	(5,000)	(217)			(217)
Common stock issued under various incentive plans	196,271	4,192			4,192
Tax benefit from employees’ and directors’ stock option plans (Note 14)		2,013			2,013
Foreign currency translation gain			1,169		1,169	1,169
Secondary offering	434,000	18,490			18,490
Dividends paid ($.32 per share)				(4,145)	(4,145)
Option compensation exp.		1,488			1,488

Balance at September 30, 2006	13,218,850	$44,798	$3,181	$237,834	$285,813

Comprehensive income						$31,286

See Notes to Consolidated Financial Statements

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended September 30,
	2006	2005	2004
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$30,117	$26,389	$22,053
Add (income) loss from discontinued operations	167	(89)	115

Income from continuing operations	30,284	26,300	22,168
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	5,817	5,816	4,863
Deferred income taxes	519	1,126	2,203
Non-cash compensation expense	1,488	—	—
Minority interest in income of subsidiary	911	602	447
Tax benefit for stock options	—	536	260
Changes in operating assets and liabilities:
(Increase) decrease in short-term investments	(22,210)	(2,587)	(23,368)
(Increase) decrease in accounts receivable	417	(2,810)	(2,233)
(Increase) decrease in inventory	(2,139)	1,063	5,378
(Increase) decrease in prepaid expenses and other current assets	(1,068)	(479)	1,121
(Increase) decrease in other assets	1,431	(2,395)	449
Increase (decrease) in accounts payable	(1,659)	1,910	(1,339)
(Decrease) increase in accrued expenses	989	(46)	1,893
(Decrease) increase in income taxes payable	(2,245)	(716)	(5)
Increase (decrease) in other liabilities	—	—	72

Net cash provided by continuing operations	12,535	28,320	11,909
Net cash provided by (used in) discontinued operations	(167)	89	(153)

Net cash provided by operating activities	12,368	28,409	11,756

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,411)	(3,493)	(3,069)
Net proceeds from sale of assets of Vital Pharma	—	—	417
Net proceeds from sale of Vital Pharma real estate	—	—	1,222
Capitalization of software development costs	(1,314)	(1,880)	(2,041)
Capitalization of patent costs	(343)	(206)	(235)
Acquisition of Futall AB	(2,273)	—	—
Acquisition of Baxter disposable airways product line	—	(9,932)	—

Net cash used in investing activities	(11,341)	(15,511)	(3,706)

Cash flows from financing activities:
Net proceeds from sale of common stock	18,491	—	—
Dividends paid	(4,145)	(3,412)	(3,096)
Tax benefit on stock options	2,013	—	—
Proceeds from exercise of stock options	4,192	3,101	1,695
Repurchase of common stock	(217)	(9,084)	(8,143)
Principal payments on long-term debt and notes payable	—	—	(1,690)

Net cash provided by (used in) financing activities	20,334	(9,395)	(11,234)
Effect of foreign currency translation	1,469	(791)	624

Net increase in cash and cash equivalents	22,830	2,712	(2,560)
Cash and cash equivalents at beginning of year	18,412	15,700	18,260

Cash and cash equivalents at end of year	$41,242	$18,412	$15,700

Supplemental disclosures of cash flow information: Cash paid during the year for:
Interest	$—	$36	$22
Income taxes	$15,127	$12,457	$8,649
Supplemental schedule of non-cash financing activities:
Fair value of common stock received as payment for exercise of stock options	$1,586	—	—

See Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies and Principal Business Activities

Business Activities

Vital Signs, Inc. (“VSI”) and its subsidiaries (collectively, the “Company”) design, manufacture and market single-patient use products for the anesthesia, respiratory/critical care, sleep/personal ventilation and interventional cardiology/radiology markets. In addition, the Company has subsidiaries that provide services, one for the diagnosis of sleep disorders through sleep clinics, and the other for pharmaceutical technology services.

Principles of Consolidation

The consolidated financial statements include the accounts of VSI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. For comparability, certain 2005 and 2004 amounts in the consolidated financial statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

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

Inventory

Inventory, net of allowances for obsolete and slow-moving goods, is stated at the lower of cost (first-in, first-out method) or market.

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

The Company’s revenues in the anesthesia and respiratory/critical care segments include sales made to distributors. During the 2006, 2005 and 2004 fiscal years, these sales accounted for approximately 28.1%, 26.1% and 25.4%, respectively, of the net sales of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods to the end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. Previously, the Company made this calculation by utilizing documentation provided by the distributor for shipments and inventory not yet shipped. During the second quarter of fiscal 2006, the Company concluded that rebates due could be better measured by utilizing current-period rebate data to create an estimated rebate percentage (by distributor and product) and applying that percentage to the current period sales by distributor and product. Management believes that there was no material difference between the two calculations for the periods presented herein.

Shipping and Handling

Costs incurred for shipping and handling fees are included in selling, general and administrative expenses and amounted to $6,863,000, $5,128,000, and $4,356,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Goodwill and Other Intangibles

The Company reviews the carrying value of long-lived assets, including goodwill, annually, or whenever events or changes in circumstances indicate that the amounts may not be recoverable. If the events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets.

The Company performs an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. The Company completed this annual impairment test during the period ended March 31, 2006 and found no impairment.

Goodwill consists of the following:

	For the Year Ended September 30,
	2006	2005
	(In thousands)
Beginning balance:	$77,167	$69,506
Goodwill acquired during the year (Note 2)	2,105	7,661

Ending balance	$79,272	$77,167

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company believes it is not exposed to any significant credit risk with respect to its highly liquid investments in money market securities and its commercial banking facilities.

Short Term Investments

The Company has reclassified its auction rate securities (ARS) from Cash to Trading Securities on its balance sheet in accordance with recent accounting pronouncements. The Company has not changed its investment policy. The Company believes that notwithstanding the reclassification, that the investments in ARS are: short term and highly liquid, readily convertible to known amounts of cash, and present an insignificant risk of change in value due to market changes in interest rates.

Net Income per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of shares outstanding. Diluted net income per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

The following table sets forth the computation of basic and diluted net income per share:

	For the Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share amounts)
Income applicable to common shares:
Income from continuing operations	$30,284	$26,300	$22,168
Income (loss) from discontinued operations	(167)	89	(115)

Net income	$30,117	$26,389	$22,053

Weighted-average shares outstanding:
Basic weighted-average common shares outstanding	12,966	12,616	12,793
Dilutive effect of employee stock options	74	173	114

Diluted weighted-average outstanding shares	13,040	12,789	12,907

Earnings (loss) per common share:
Basic
Income per share from continuing operations	$2.34	$2.08	$1.73
Income (loss) per share from discontinued operations	$(0.01)	$0.01	$(0.01)

Net earnings	$2.33	$2.09	$1.72

Diluted
Income per share from continuing operations	$2.32	$2.06	$1.72
Income (loss) per share from discontinued operations	$(0.01)	$0.00	$(0.01)

Net earnings	$2.31	$2.06	$1.71

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

Accounting for Stock-Based Compensation

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: (1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) expense related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. (See Note 14)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

Note 2—Acquisitions/Dispositions

Futall AB

On November 14, 2005, the Company acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology of the type used by the Company in its C-CO2™ product. The assets consisted of intellectual property rights, including patents and trade secrets, manufacturing equipment, and office equipment. The purchase price is comprised of (i) an initial payment of $2,000,000 and, (ii) a royalty on future sales. Royalties of $171,000 have been earned by the selling shareholders of Futall and charged to operations. The transaction includes the acquisition of certain patents valued at approximately $155,000. The excess of the purchase price over the fair value of the net assets acquired, was approximately $2,105,000, and is included in the anesthesia and respiratory/critical care segments. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”). Since the acquisition of Futall AB, and its related operations, are immaterial, no pro forma information has been presented.

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

	Fiscal Year Ended September 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net sales	$199,118	$195,821
Net income	27,391	24,372
Basic net income per common share	$2.17	$1.91
Diluted net income per common share	$2.14	$1.89

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

On October 30, 2003, the Company sold its Vital Pharma subsidiary to ProClinical, Inc. The Company received $500,000 in cash and a three-year note receivable from ProClinical for $2,000,000. The note accrues interest at 8%, 10%, and 12% in the first, second and third year of the note, respectively. Interest is payable quarterly. ProClinical has defaulted on the payment of the note and we are considering our alternatives to pursue payment. We may bring a foreclosure action in connection with our security interests on the assets sold to ProClinical. No gain or further loss was recorded on the sale.

The prior years’ consolidated statements of income have been reclassified to reflect the discontinued operations. Vital Pharma had been a defendant in 59 separate lawsuits in connection with its packaging of a certain product for Lifecore Biomedical, Inc. See Note 13, Contingent Liabilities, for additional details.

Summarized selected financial information for the discontinued operations is as follows:

	For the Year Ended September 30,
	2006	2005	2004
	(In thousands)
Revenue	$—	$—	$—

Gain (loss) before income tax benefit	(253)	135	(178)
Income tax (provision) benefit	86	(46)	63

Gain (loss) from discontinued operations	$(167)	$89	$(115)

There were no assets or liabilities attributable to discontinued operations as of September 30, 2006 and 2005 on the consolidated balance sheet.

Cash flows of the discontinued operations consisted of the following for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
Gain (loss) from discontinued operations	$(167)	$89	$(115)
Change in value of operating assets and liabilities	—	—	(38)

Net cash provided by (used in) discontinued operations	$(167)	$89	$(153)

Note 3—Short-Term Investments

The following is a summary of Trading Securities:

	2006	2005
	(In thousands)
Trading Securities	$85,565	$63,355

Total Short Term Investment	$85,565	$63,355

Note 4—Inventory

Inventory consists of the following:

	September 30,
	2006	2005
	(In thousands)
Raw materials	$12,808	$11,142
Finished goods	6,198	5,517

Inventory	$19,006	$16,659

Allowance for obsolete and slow moving goods at September 30, 2006 and 2005 were $495,000 and $736,000, respectively. Provisions charged to expense were $168,000, $127,000, and $732,000 for fiscal 2006, 2005 and 2004, respectively. Amounts written off against the allowance were $409,000, $542,000, and $563,000 for fiscal 2006, 2005 and 2004, respectively

Note 5—Prepaid Expenses

Prepaid expenses consist of the following:

	September 30,
	2006	2005
	(In thousands)
Prepaid income taxes	$1,362	$—
Prepaid taxes other	527	550
Prepaid insurance	1,515	1,662
Other	1,049	705

	$4,453	$2,917

Note 6—Other Current Assets

Other current assets consist of the following:

	September 30,
	2006	2005
	(In thousands)
Other receivables	$286	$362
Other	310	654

	$596	$1,016

Note 7—Property, Plant and Equipment

Property, plant and equipment, at cost, consists of the following:

	September 30,
			Estimated Useful Life
	2006	2005
	(In thousands)
Land	$2,364	$2,364
Building and building improvements	18,937	18,255	30 to 40 years
Equipment and molds	33,394	29,544	5 to 20 years
Fixtures and office equipment	4,920	4,808	5 to 15 years
Transportation equipment	143	263	5 years

	59,758	55,234
Less accumulated depreciation and amortization	26,629	25,296

	$33,129	$29,938

Note 8—Other Assets

Other assets consist of the following:

	September 30,
	2006	2005
	(In thousands)
Deposits on equipment	$1,586	$3,443
Capitalized Software	3,262	3,032
Prepaid royalties	470	555
Equity interest at cost	432	432
Other	1,756	1,218

	$7,506	$8,680

Capitalized software, consisting primarily of personnel and consulting costs, consists of the following:

	September 30,
	2006	2005
	(In thousands)
Software development costs—Stelex Inc	$—	$919
Software development costs—Vital Path	1,452	795
Software development costs—Breas SA	4,677	3,667
Accumulated amortization	(2,867)	(2,349)

	$3,262	$3,032

For fiscal years 2006, 2005, and 2004 amortization was $1,074,000, $1,429,000, and $606,000, respectively.

Note 9—Accrued Expenses

Accrued expenses consist of the following:

	September 30,
	2006	2005
	(In thousands)
Payroll and vacations	$2,681	$4,063
Professional fees	1,857	1,130
Sales expenses	40	127
Other taxes payable	147	350
Deferred tax liability (Note 15)	357	178
Other	4,054	2,050

	$9,136	$7,898

Note 10—Restructuring Expense

Restructuring expense consists of the following:

	For the Year Ended September 30,
	2005	2004
	(In thousands)
Closing of California plant	$213	$172
New Jersey reduction in force	—	111
Closing of sales office in Belgium	—	256

	$213	$539

Note 11—Other Expense (Income)—Net

Other operating expense (income)—net consists of the following:

	For the Year Ended September 30,
	2006	2005	2004
	(In thousands)
Legal	$296	$—	$—
Charitable contributions of inventory	113	73	223
Acquisition costs	298	—	197
Other	173	(151)	192

	$880	$(78)	$612

Note 12—Commitments

Leases

The Company has entered into non-cancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,517,000, $1,474,000, and $1,659,000 has been charged to operations for the years ended September 30, 2006, 2005, and 2004, respectively. The Company’s commitments under such leases is as follows:

Year Ending September 30,	(In thousands)
2007	$1,437
2008	1,153
2009	883
2010	519

$3,992

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

On December 6, 1999 a complaint was filed against the Company on behalf of former shareholders of the Company’s Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with the Company’s purchase of Vital Pharma in January 1996. In response to the lawsuit, the Company filed a seven count counterclaim against the plaintiffs. In August 2000, the court ordered the plaintiffs to submit their claims relating to the earnout calculation to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. In August 2006, the arbitrator issued a decision awarding the plaintiffs $915,000. Plaintiffs originally claimed damages in the pre-interest amount of approximately $8.0 million. Subsequently, in plaintiffs’ post-arbitration brief to the arbitrator, plaintiffs argued that the final calculation of their damages could be in excess of $14 million. The Company recorded a reserve in connection with this proceeding in the amount of $915,000.

The lawsuit was stayed during the pendency of the arbitration. On October 20, 2006, the stay was lifted and the Company’s counterclaim as well as plaintiffs’ one reclaim were restored to the court’s calendar. While plaintiffs assert that several of their claims were also restored, the Company believes that except for one limited claim by one of the named plaintiffs, all the plaintiffs’ original claims were adjudicated through the arbitration proceedings.

On November 11, 2006, plaintiffs filed their motion in the Federal Court to confirm the arbitrator’s award and the Company filed its motion to vacate that award. The court has not yet ruled on either motion.

Beginning at the end of the Company’s 2003 fiscal year and running through the Company’s 2005 fiscal year, a number of negligence and product liability lawsuits were filed against the Company’s Vital Pharma, Inc. subsidiary, over a product known as Intergel. Intergel was manufactured by Lifecore Biomedical, Inc. and distributed by Ethicon, Inc., a subsidiary of Johnson & Johnson. The Company’s subsidiary, Vital Pharma, packaged the Intergel product into plastic containers, under a contract with Lifecore which contained express provisions requiring that Lifecore indemnify Vital Pharma. After extensive discovery, a global settlement was reached in connection with all of the then pending cases, and settlement procedures were agreed upon for settling all of the cases. Prior to the settlement, several cases were resolved, either through settlement or dismissal. All of the then remaining actions have been dismissed, based on the settlement agreement.

While the terms of the settlement agreement are confidential, the resolution of all of these matters required no out of pocket payment by Vital Pharma or the Company and only an immaterial and token payment by the Company’s insurance carrier.

Lifecore, through its insurer, reimbursed a significant portion of Vital Pharma’s legal fees and costs for all of the litigation relating to Intergel in which Vital Pharma had been involved. Notwithstanding this reimbursement, the Company has incurred a substantial amount of legal fees and expenses which were not reimbursed. Therefore, the Company and its insurance carrier have begun a lawsuit against Lifecore and its insurer Federated Insurance, for legal fees and other expenses which were not reimbursed pursuant to the written agreement.

The Company is also involved in other legal proceedings arising in the ordinary course of business. The Company cannot predict the outcome of its legal proceedings with certainty. However, based upon the Company’s review of pending legal proceedings, the Company does not believe that the ultimate disposition of its pending legal proceedings will be material to its financial condition or results of operations. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Income Tax Examination

The Company is in the process of an income tax examination by the Internal Revenue Service for the periods ended September 30, 2003 and September 30, 2004. While the examination is not concluded, the Company does not believe that when concluded it will have a material impact on its financial position or results of operations.

Note 14—Stockholders’ Equity

Preferred Stock

The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2006 or 2005.

Stock Options

Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123R, “Share-Based Payment”. Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123R, and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal year 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock options awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the twelve month period ended September 30, 2006, includes $1,488,000 of compensation expense and related reductions in income tax expenses of $501,000. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

At September 30, 2006, the Company had two stock option plans. The Vital Signs 2003 Investment Plan, provides for the grant of options to employees, officers and directors to purchase the Company’s common stock. The 2003 Investment Plan is a renewal of the Company’s 1994 Investment Plan, which expired in January 2004. One million shares of the Company’s common stock have been authorized for share purchase and option grants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest after a two-year period. Shares purchased by persons who are not executive officers or directors may be financed through the Company. The 2002 Stock Incentive Plan provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of one million shares. Although the 2002 Stock Incentive Plan allows for the grants of stock options to consultants, to date no options have been granted to consultants under that plan. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted to employees under the 2002 Stock Incentive Plan. The vesting period for options granted to directors under the 2002 Stock Incentive Plan varies depending on the basis for the grant. The 2002 Stock Incentive Plan expires on May 31, 2012.

For stock option grants prior to October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the twelve month period ended September 30, 2006, 2005 and 2004.

	Twelve Months Ended September 30,
	2006	2005	2004

Risk-free interest rate	4.70%	4.33%	4.20%
Expected volatility of common stock	34.75%	33.00%	46.00%
Dividend yield	0.65%	0.70%	0.60%
Expected option term	3.3-6.8 years	5.0-10.0 years	5.0-10.0 years

The risk-free interest rate for the twelve months ended September 30, 2006 is based on the 5 year U.S. Treasury bill rate on the day of the grant. For the twelve months ended September 30, 2005 the rate is based on the implied yield on a U.S. Treasury bond with constant maturities with a remaining term equal to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s stock. For options granted during the twelve months ended September 30, 2006, the expected volatility computation is based on the average of the volatility over the most recent four year period.

A summary of the status of the Company’s vested stock options plans are as follows:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2003	662,859	$29.67
Options granted	76,898	$31.24
Options exercised	(110,668)	$22.85
Options forfeited or expired	(74,560)	$30.86

Options outstanding at September 30, 2004	554,529	$25.79	6.35	$3,432,662
Options granted	160,082	$39.74
Options exercised	(116,670)	$27.06
Options forfeited or expired	(15,730)	$27.76

Options outstanding at September 30, 2005	582,211	$29.32	6.34	$9,765,615
Options granted	172,938	$49.51
Options exercised	(227,583)	$25.39
Options forfeited or expired	(14,151)	$33.45

Options outstanding at September 30, 2006	513,415	$37.75	9.11	$9,684,635

Options vested and exercisable at September 30, 2006	220,091	$28.88	5.94	$6,103,251

The weighted-average fair value of each option granted during the twelve month periods ended September 30, 2006, 2005 and 2004, estimated as of the grant date using a lattice based option valuation model (2006) and the Black-Scholes option valuation model (2005) and (2004), was $13.32 per option and $20.56 and $18.72 per option, respectively.

A summary of the status of the Company’s nonvested shares is presented below:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (In Years)
Nonvested shares at September 30, 2005	211,147	$35.85	7.88
Options granted	172,938	$49.51	9.67
Options vested	(81,049)	$34.63	7.70
Options forfeited or expired	(9,712)	$31.05	7.77

Nonvested shares at September 30, 2006	293,324	$44.40	8.99

As of September 30, 2006, there was $3.2 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted- average vesting period of 3.50 years.

For stock options granted prior to the adoption of SFAS No. 123R, the following table illustrates the pro forma effect on net income and earning per common share as if the Company had applied the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, to apply the accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options in determining stock-based compensation for awards under the plan:

	Twelve Month Period Ended September 30, 2005	Twelve Month Period Ended September 30, 2004
	(In thousands, except share amounts)
Net income—as reported	$26,389	$22,053
Stock compensation expense	1,322	1,215
Net income—Pro forma	$25,067	$20,838
Basic net income per common share—as reported	$2.09	$1.72
Diluted net income per commons share—as reported	$2.06	$1.71
Basic net income per common share—pro forma	$1.99	$1.63
Diluted net income per common share—pro forma	$1.96	$1.62

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

Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted under the 2002 Stock Incentive Plan and over two years with respect to the Company’s options granted as part of its investment plan. The 2002 Stock Incentive Plan expires on May 31, 2012. As of September 30, 2006, 629,218 shares had been granted under this plan.

In connection with the plans described above and other plans which are no longer in force, options covering 2,027,733 shares (excluding lapsed shares) have been granted through September 30, 2006.

The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at September 30, 2006	Weighted- Average Exercise Price
1. $16.63—$19.25	15,074	1.3	18.03	15,074	18.03
2. $20.00—$23.75	45,150	3.2	21.14	45,150	21.14
3. $25.52—$27.80	77,138	6.6	26.87	58,388	26.81
4. $28.52—$32.63	63,316	6.7	30.65	53,805	30.89
5. $33.16—$41.26	140,299	8.4	39.92	47,674	39.95
6. $46.09—$54.75	172,438	9.7	49.52	—	—

Total:	513,415	7.7	37.75	220,091	28.88

Note 15—Income Taxes

The provision for income taxes consists of the following components:

	For the Year Ended September 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$11,101	$12,095	$8,384
State	1,418	1,227	1,091
Foreign	893	691	369
Deferred:
Federal	2,303	1,598	2,508
State	27	176	83
Foreign	—	(648)	—

	$15,742	$15,139	$12,435

Federal tax provision (benefit) from discontinued operations (Note 2)	$(86)	$46	$(63)

Income tax expense from continuing operations	$15,828	$15,093	$12,498

The breakdown of U.S. and foreign income from continuing operations before income taxes for the year ended September 30 is as follows:

	2006	2005	2004
	(In thousands)
United States	$44,019	$41,894	$34,182
Foreign	3,004	101	931

Total income from continuing operations	$47,023	$41,995	$35,113

The tax effect of temporary differences that give rise to the net short-term deferred tax (liability)/assets are presented below:

	September 30,
	2006	2005
	(In thousands)
Undistributed DISC earnings	$—	$(40)
Net operating loss carryforward from acquisition	449	492
Stelex goodwill	(323)	(323)
Baxter goodwill	(189)	—
Other	(294)	(307)

	$(357)	$(178)

The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

	September 30,
	2006	2005
	(In thousands)
Net operating loss carryforward	$141	$589
Accelerated depreciation	(568)	(1,320)
Stelex goodwill	(957)	(634)
Baxter goodwill	(102)	—
Loss on sales of discontinued operation (Vital Pharma)	700	700
Foreign net operating loss carryforward	954	1,700
State net operating loss carryforward	878	878
Stock compensation expense	627	—
Other	(310)	(210)

	$1,363	$1,703

Less: Valuation allowance	(562)	(562)

	$801	$1,141

At September 30, 2006, the Company has federal net operating loss carryforwards of approximately $1,593,000 to offset future taxable income. These net operating loss carryforwards expire from 2007 through 2008. Under Section 382 of the Internal Revenue Code, the annual amount available to offset consolidated taxable income is limited to approximately $1,213,000 and $380,000 in fiscal 2007 and 2008, respectively. In addition, at September 30, 2006, the Company has available approximately $14,950,000 of New Jersey net operating loss carryforwards to offset future state taxable income. The New Jersey operating loss carryforwards, as extended, expire from 2007 through 2010. Utilization of these net operating losses has been suspended for deduction carryover for privilege periods beginning during calendar years 2002 and 2003, but this suspension extends the seven-year carryforward period by two years. The Company has established a partial valuation allowance against the New Jersey Net Operating loss carryforwards, based upon management’s estimate of future taxable earnings available to offset the net operating loss.

The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

	For the Year Ended September 30,

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal tax benefit	2.0	2.1	2.1
Tax exempt interest	(1.6)	(1.1)	(0.6)
Benefit from foreign sales corporation and extraterritorial exclusion	(0.5)	(0.7)	(0.9)
Manufacturing credit	(0.8)	—	—
Other	(0.4)	0.6	—

Effective income tax rate	33.7%	35.9%	35.6%

Income taxes payable (prepaid income taxes) consist of the following:

	September 30,
	2006		2005
	(In thousands)
Federal income taxes (prepaid) payable	$(1,227)		$2,464
State income taxes payable	264		292
Foreign income taxes payable	332		220

	$(631	)(a)	$2,976

(a)	This balance consists of $1,362,000 of prepaid income taxes included in prepaid expenses on the accompanying consolidated balance (Note 5) net of income taxes payable of $731.

For the years ended September 30, 2006, 2005 and 2004, the Company recognized for income tax purposes a tax benefit of $2,013,000, $536,000, and $260,000, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in each year.

Note 16—Allowance for Rebates and Doubtful Accounts

Information relating to the allowance for rebates and doubtful accounts is as follows:

	Beginning Balance	Charges (A)	Deductions(B)	Balance at End of Year
2004
Rebates	$6,156	$47,809	$45,803	$8,162
Doubtful accounts	919	(232)	124	563

	$7,075	$47,577	$45,927	$8,725

2005
Rebates	$8,162	$55,917	$56,747	$7,332
Doubtful accounts	563	4	78	489

	$8,725	$55,921	$56,825	$7,821

2006
Rebates	$7,332	64,643	63,873	8,102
Doubtful accounts	489	170	235	424

	$7,821	64,813	64,108	8,526

(A)	Charges represent estimated rebates deducted from gross revenues and estimated provision for doubtful accounts.

(B)	Deductions represent actual rebates credited to the wholesaler and the write-off of uncollectible accounts.

Note 17—Significant Customers

A portion of the Company’s hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2006, 2005 and 2004, respectively, 28%, 26%, and 25% of the Company’s net revenue were made in this distribution channel. In each fiscal year 2006, 2005 and 2004, one of the larger national distributors represented approximately 10%, 10%, and 11%, respectively, of net revenue. The same customer represented approximately 8% and 7% of outstanding accounts receivable at September 30, 2006 and 2005, respectively.

Note 18—Segment Information

The Company has aggregated its business units into five reportable segments: anesthesia, respiratory/critical care, sleep, interventional cardiology/radiology and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales and administration support; therefore the operating expenses, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the five business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Anesthesia	Respiratory/ Critical Care	Sleep	Interventional Cardiology/ Radiology	Pharmaceutical Technology Services	Consolidated
2006
Net sales	$73,794	$44,571	$44,784	$25,538	$15,371	$204,058
Gross profit	37,784	23,485	24,165	13,356	5,241	104,031
Gross profit percentage	51.2%	52.7%	54.0%	52.3%	34.1%	51.0%
Operating profit	16,526	9,981	6,275	10,034	1,119	43,935
Total assets	145,226	87,715	42,965	11,254	18,694	305,854
Capital expenditures	4,218	2,335	1,684	497	334	9,068
2005
Net sales	$67,896	$42,423	$41,517	$25,441	$16,760	$194,037
Gross profit	36,106	22,357	19,627	13,976	6,464	98,530
Gross profit percentage	53.2%	52.7%	47.3%	54.9%	38.6%	50.8%
Operating profit	15,471	11,722	1,523	10,319	1,324	40,359
Total assets	131,050	54,546	35,518	13,306	19,282	253,702
Capital expenditures	892	761	2,758	781	387	5,579
2004
Net sales	$59,767	$42,079	$44,053	$23,024	$15,068	$183,991
Gross profit	32,455	21,801	19,974	12,571	5,816	92,617
Gross profit percentage	54.3%	51.8%	45.3%	54.6%	38.6%	50.3%
Operating profit	12,103	9,618	1,689	9,680	1,225	34,315
Total assets	107,605	60,703	36,629	12,016	19,111	236,064
Capital expenditures	1,538	950	1,879	331	647	5,345

The following table presents revenues by geographic area:

	2006	2005	2004
United States	$156,112	$147,243	$137,404
Europe	34,495	33,516	35,258
Asia	5,685	3,716	3,619
Other	7,766	9,562	7,710

	$204,058	$194,037	$183,991

Note 19—Related Party

In fiscal 2004, one of the Company’s subsidiaries, Thomas Medical Products, provided product development and manufacturing services to X-Site Medical, LLC (“X-Site”), a company engaged in the development of arterial closure devices. Through May 23, 2004, two of the shareholders of X-Site were also shareholders and officers of the Company and two additional shareholders of X-Site were independent members of the Company’s board of directors. Thomas Medical Products’ sales to X-Site were approximately $67,000 during the fiscal year ended September 30, 2004, for these services. There were no amounts due from X-Site at September 30, 2004. X-Site was sold on May 24, 2004 to Datascope Corp., which is also a customer of Thomas Medical Products.

Note 20—Employee Benefit Plans

The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 80% of their pretax base pay up to the dollar limits set by law, $15,000 for each employee under 50 years of age, or $20,000 for each employee who is over 50 years of age in calendar year 2006. The Company matches 25% of the first 6% of participant contributions. Participants vest immediately for their own contributions and for the Company’s contributions. Company contributions were approximately $397,000, $365,000, and $350,000, for the years ended September 30, 2006, 2005 and 2004, respectively.

Note 21—Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2006 and 2005:

Fiscal Year Ended September 30, 2006

	Income from Continuing Operations					Net Income (Loss)
	Total Revenue	Gross Profit	Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS
1st Quarter	$47,730	24,203	6,661	0.53	0.53	6,660	0.53	0.53
2nd Quarter	51,293	26,061	7,452	0.58	0.57	7,468	0.58	0.57
3rd Quarter	52,179	26,967	7,918	0.60	0.60	7,944	0.60	0.60
4th Quarter	52,856	26,800	8,253	0.62	0.62	8,045	0.62	0.61

	$204,058	104,031	30,284	2.34	2.32	30,117	2.33	2.31

Fiscal Year Ended September 30, 2005

	Income from Continuing Operations					Net Income (Loss)
	Total Revenue	Gross Profit	Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS
1st Quarter	$45,698	$22,709	$5,823	$0.46	$0.46	$5,733	$0.45	$0.45
2nd Quarter	47,029	23,415	5,768	0.46	0.46	5,826	0.47	0.46
3rd Quarter	48,692	25,272	6,891	0.55	0.54	7,018	0.56	0.55
4th Quarter	52,618	27,134	7,818	0.62	0.61	7,812	0.62	0.61

	$194,037	$98,530	$26,300	$2.08	$2.06	$26,389	$2.09	$2.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fourth quarter of fiscal 2006, our management, including our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the periodic reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to Vital Signs, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of September 30, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management assessed the effectiveness of Vital Signs’ internal control over financial reporting as of September 30, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of September 30, 2006, Vital Signs’ internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effective operation of, Vital Signs’ internal control over financial reporting as of September 30, 2006. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Vital Signs, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Vital Signs, Inc. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vital Signs, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Vital Signs, Inc. and Subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Vital Signs, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Vital Signs, Inc. and Subsidiaries and our report dated November 14, 2006 expressed an unqualified opinion on those financial statements.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
November 14, 2006

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors of the Registrant

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 13. Certain Relationships and Related Transactions

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accountant Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2007 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

(a-3) The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit	Description
3.1	—Restated Certificate of Incorporation is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S3 (No. 333-130691).
3.2	—By-laws, as amended and restated, are incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
10.1	—1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997
10.2	—1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.
10.3

—Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993. Amendment to Agreement between the Company and Respironics, Inc., dated September 14, 1999 is incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.4

—Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 33- 39107) initially filed with the Commission on February 21, 1991.

10.5	—Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.
10.6

—Stock Option Grants to Terry D. Wall and Barry Wicker, replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.7	—Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003
10.8	—Vital Signs 2003 Investment Plan, is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.
14.1	—Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.
21.1	—Subsidiaries of the Registrant.
23.1	—Consent of Goldstein Golub Kessler LLP.
24.1	—Power of Attorney.
31.1	—Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of December, 2006.

VITAL SIGNS, INC.

*By:	/s/ WILLIAM CRAIG William Craig Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ TERRY D. WALL*	President, Chief Executive Officer and Director	December 12, 2006
(Terry D. Wall*)

	/s/ HOWARD DONNELLY*	Director	December 12, 2006
(Howard Donnelly*)

	/s/ DAVID MACCALLUM*	Director	December 12, 2006
(David Maccallum*)

	/s/ RICHARD L. ROBBINS*	Director	December 12, 2006
(Richard L. Robbins*)

	/s/ GEORGE A. SCHAPIRO*	Director	December 12, 2006
(George A. Schapiro*)

	/s/ C. BARRY WICKER*	Director	December 12, 2006
(C. Barry Wicker*)

	/s/ WILLIAM CRAIG	Chief Financial and Accounting Officer	December 12, 2006
(William Craig)

*By:	/s/ WILLIAM CRAIG
William Craig Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description
3.1	—Restated Certificate of Incorporation is incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S3 (No. 333-130691).
3.2	—By-laws, as amended and restated, are incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.
10.1	—1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997
10.2	—1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.
10.3

—Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1993. Amendment to Agreement between the Company and Respironics, Inc., dated September 14, 1999 is incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.4

—Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 33- 39107) initially filed with the Commission on February 21, 1991.

10.5	—Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.
10.6

—Stock Option Grants to Terry D. Wall and Barry Wicker, replacing stock options granted to Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996.

10.7	—Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003
10.8	—Vital Signs 2003 Investment Plan, is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.
14.1	—Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.
21.1	—Subsidiaries of the Registrant.
23.1	—Consent of Goldstein Golub Kessler LLP.
24.1	—Power of Attorney.
31.1	—Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.