Form 10-Q
period 2006-12-31
VITAL SIGNS INC
filed 2007-02-09
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

________________

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-18793

________________

VITAL SIGNS, INC.
(Exact name of registrant as specified in its charter)

________________

New Jersey	11-2279807
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Campus Road
Totowa, New Jersey 07512
(Address of principal executive office, including zip code)

973-790-1330
(Registrant’s telephone number, including area code)

__________________________________________________________________
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

          At February 2, 2007, there were 13,219,963 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

INDEX

		Page
		Number
PART I.
Item 1.	Financial Statements

	Report of Independent Registered Public Accounting Firm	2
	Condensed Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and
	September 30, 2006 (Audited)	3
	Condensed Consolidated Statements of Income for the Three Months Ended December 31,
	2006 and 2005 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended December
	31, 2006 and 2005 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	17

Item 4.	Controls and Procedures	17

PART II.
Item 1A	Risk Factors	18

Item 5.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

	Signatures	19

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32.1

	Exhibit 32.2

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

          Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended September 30, 2006.

          The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

          In this Quarterly Report, references to “Vital Signs,” “we,” “us” and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar™, Actar D-Fib™, Babysafe™, Breas™, Breas HA50™, Breas PV10™, Breas PV10i™, Breas PV101™, Breas PV102™, Breas PV403™, Breas PV501™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO2™, Code Blue II™, CUFF-ABLE™, iMask™, iSleep™, INFUSABLE®, Limb-Ø™, Misty OX®, Pedi Blue II™, SURE-LOK™, TurboHeater™, Vital Seal™, Vital View™, Vital View II™, Vivo 30™, and Vivo 40™ are our trademarks. We also have several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Quarterly Report are the property of their respective owners.

          When we refer to our fiscal year in this report, we are referring to the fiscal year ended on September 30th of that year. Thus, we are currently operating in our fiscal 2007 year, which commenced on October 1, 2006. Unless the context expressly indicates a contrary intention, all references to years in this filing are to our fiscal years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

          We have reviewed the accompanying condensed consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of December 31, 2006 and the related condensed consolidated statements of income and cash flows for the three months ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

          We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the condensed consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

          Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

          We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
February 2, 2007

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
	(In thousands of dollars)
A S S E T S
Current Assets:
Cash and cash equivalents	$54,468	$41,242
Short-term investments	83,628	85,565
Accounts receivable, less allowances for rebates and doubtful accounts of $9,859 and
$8,526, respectively	28,748	34,284
Inventory	21,381	19,006
Prepaid expenses	2,802	4,453
Other current assets	681	596
Assets of discontinued business	18,239	—
Total Current Assets	209,947	185,146
Property, plant and equipment—net	32,413	33,129
Goodwill	66,361	79,272
Deferred income taxes	697	801
Other assets	7,118	7,506
Total Assets	$316,536	$305,854

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current Liabilities:
Accounts payable	$6,823	$5,488
Accrued expenses	8,163	9,136
Accrued income taxes	2,814	731
Liabilities of discontinued business	224	—
Total Current Liabilities	18,024	15,355
Minority interest	4,928	4,686
Commitments and contingencies
Stockholders’ Equity
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding
13,219,963 and 13,218,850 shares, respectively	45,311	44,798
Accumulated other comprehensive income	4,335	3,181
Retained earnings	243,938	237,834
Stockholders’ equity	293,584	285,813
Total Liabilities and Stockholders’ Equity	$316,536	$305,854

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES CONDENSED
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three
	Months Ended
	December 31,
	2006	2005
	(In thousands, except
	per share amounts)
Revenues:
Net sales	$40,698	$38,574
Service revenue	4,964	4,563
	45,662	43,137
Cost of goods sold and services performed:
Cost of goods sold	19,520	18,556
Cost of services performed	2,060	1,973
	21,580	20,529
Gross profit	24,082	22,608
Operating expenses:
Selling, general and administrative	11,906	11,665
Research and development	1,845	1,658
Other expense (income) - net	184	(11)
Total operating expenses	13,935	13,312
Operating Income	10,147	9,296
Other income
Interest income	1,008	578
Income from continuing operations before provision for income tax and minority interest	11,155	9,874
Provision for income taxes	3,413	3,318
Income from continuing operations before minority interest	7,742	6,556
Minority interest in net income of subsidiary	242	184
Income from continuing operations	7,500	6,372
Discontinued Operations:
Income (loss) from discontinued operations net of tax effects	(206)	288
Net income	$7,294	$6,660
Earnings per Common Share:
Basic
Income per share from continuing operations	$0.57	$0.51
Income (loss) per share from discontinued operations	$(0.02)	$0.02
Net earnings per share	$0.55	$0.53
Diluted
Income per share from continuing operations	$0.57	$0.51
Income (loss) per share from discontinued operations	$(0.02)	$0.02
Net earnings per share	$0.55	$0.53
Basic weighted average number of shares outstanding	13,217	12,592
Diluted weighted average number of shares outstanding	13,287	12,682
Dividends declared and paid per common share	$0.09	$0.07

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended December 31,
	2006	2005
	(In thousands of dollars)
Cash Flows from Operating Activities:
Net income	$7,294	$6,660
Income (loss) from discontinued operations	(206)	288
Income from continuing operations	7,500	6,372
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation and amortization	1,273	1,133
Deferred income taxes	104	6
Non-cash compensation expense	468	382
Minority interest in income of subsidiary	242	184
Changes in operating assets and liabilities:
(Increase) decrease in short term investments	1,937	(2,463)
Decrease in accounts receivable	2,533	3,606
(Increase) in inventory	(2,024)	(2,414)
(Increase) decrease in prepaid expenses and other current assets	1,196	(84)
(Increase) in other assets	(343)	(252)
Increase in accounts payable	348	390
(Decrease) in accrued expenses	(997)	(1,530)
Increase in income taxes payable	2,083	1,372
Net cash provided by continuing operations	14,320	6,702
Net cash provided by (used in) discontinued operations	388	(284)
Net cash provided by operating activities	14,708	6,418
Cash flows from investing activities:
Acquisition of property and equipment	(689)	(1,256)
Capitalization of software development costs	—	(197)
Capitalization of patent costs	(86)	(85)
Acquisition of Futall AB	—	(2,283)
Net cash used in investing activities	(775)	(3,821)
Cash flows from financing activities:
Dividends paid	(1,190)	(910)
Tax benefit on stock options	6	55
Proceeds from exercise of stock options	38	278
Repurchase of common stock	—	(217)
Net cash (used in) financing activities	(1,146)	(794)
Effect of foreign currency translation	1,352	(402)
Net increase in cash and cash equivalents	14,139	1,402
Cash and cash equivalents at beginning of period	40,329	18,207
Cash and cash equivalents at end of period	$54,468	$19,609
Supplemental disclosures of cash flow information:
Cash paid during the three months for:

Income taxes	$29	$1,558

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1. The condensed consolidated balance sheet as of December 31, 2006, the condensed consolidated statements of income for the three months ended December 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended December 31, 2006 and 2005, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2006 and the results of operations for the three months ended December 31, 2006 and 2005, and the cash flows for the three months ended December 31, 2006 and 2005, have been made.

          2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements.

          3. At December 31, 2006, the Company’s inventory was comprised of raw materials of $13,789,787 and finished goods of $7,591,496. At September 30, 2006, the Company’s inventory was comprised of raw materials of $12,806,848 and finished goods of $6,198,817.

          4. In December 2006, the Company commenced a process to sell its Pharmaceutical Technology Services segment. Accordingly, the results for its Pharmaceutical Technology Services segment have been reclassified as a discontinued operation for all periods presented.

          In September 2002, the Company classified its Vital Pharma, Inc. subsidiary as a discontinued operation. On October 30, 2003, the Company sold Vital Pharma, Inc. to Pro-Clinical, Inc. Any activity for this transaction is presented in discontinued operations.

	Three Months Ended
	December 31,
	2006	2005
	(dollars in thousands)
Revenue	$2,551	$4,593
Pre-Tax (loss) income	(328)	479
Income tax (expense) benefit	122	(191)
Income (loss) from discontinued operations	$(206)	$288

          The assets and liabilities attributable to discontinued operations are stated separately as of December 31, 2006 in the condensed consolidated balance sheet. The assets of the discontinued operations are included in current assets in the accompanying balance sheet because the assets are expected to be sold in the next year. The September 30, 2006 balance sheet has not been reclassified.

          The major asset and liability categories attributable to discontinued operations are as follows:

At December 31, 2006
(In Thousands)
Cash	$939
Accounts receivable	2,834
Net property	200
Goodwill	12,911
Other assets	1,355

Assets attributable to discontinued operations	$18,239

Accounts payable and other accrued liabilities	34
Other liabilities	190

Liabilities attributable to discontinued operations	$224

VITAL SIGNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          5. The Company has aggregated its business units into four reportable segments, Anesthesia, Respiratory/Critical Care, Sleep Disorder and Interventional Cardiology/Radiology. In December 2006, the Company commenced a process to sell its Pharmaceutical Technology Services segment. The results of this segment have been reclassified as a discontinued operation. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore the operating income, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Management evaluates performance on the basis of the gross profits and operating results of the four business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Respiratory		Interventional
		Critical	Sleep	Cardiology/	Discontinued
	Anesthesia	Care	Disorders	Radiology	Operations	Consolidated
Three months Ended December 31,			(dollars in thousands)
2006
Net revenues	$17,709	$11,319	$10,746	$5,888		$45,662
Gross profit	8,740	6,314	5,856	3,172		24,082
Gross profit percentage	49.4%	55.8%	54.5%	53.9%		52.7%
Operating income	3,831	2,448	1,469	2,399		10,147
Total assets	147,978	94,583	44,833	10,903	18,239	316,536
Capital expenditures	423	270	55	27		775
2005
Net revenues	$17,150	$10,560	$10,176	$5,251		$43,137
Gross profit	8,728	5,840	5,359	2,681		22,608
Gross profit percentage	50.9%	55.3%	52.7%	51.1%		52.4%
Operating income (loss)	3,907	2,406	1,142	1,841		9,296
Total assets	118,607	73,032	35,938	11,975	20,016	259,568
Capital expenditures	602	371	464	101		1,538

6. Other comprehensive income for the three months ended December 31, 2006 and 2005 consisted of:

	Three Months Ended
(in thousands)	December 31,
	2006	2005
Net income	$7,294	$6,660
Foreign currency translation	1,154	(547)
Comprehensive income	$8,448	$6,113

          7. As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended December 31, 2006 and December 31, 2005 includes $468,000 and $382,000, respectively, of compensation expense and $6,000 and $55,000, respectively, of income tax benefits related to the Company’s stock options. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses.

          8. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

          In October 2006, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 108, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We are currently in the process of evaluating the materiality of the impact of SAB 108 on our Consolidated Financial Statements.

          The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position or results of operations.

          9. In connection with a finalization of an Internal Revenue Service examination of the Company’s 2003 and 2004 Federal income tax returns, the Company decreased its tax provision in the first quarter of fiscal 2007 by $419,000.

          10. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. For the three month periods ended December 31, 2006 and 2005, these sales accounted for approximately 32.3% and 30.8%, respectively, of the net sales of the Company. Price rebates of $16.6 million and $15.1 million for the three months ended December 31, 2006 and 2005, respectively, are available to the distributors based upon the difference between the established price (distributor list) and the lower price that the distributors are entitled to after selling the goods to end-user hospitals (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period.

          11. In accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”), goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2006 and found no impairment. If the Company is required to record impairment charges in the future, it could have a material adverse impact on the Company’s results of operations and financial condition.

	Three months ended
	December 31,
	2006	2005
Beginning balance	$79,272	$77,167
Goodwill discontinued operations	(12,911)	(12,911)
Goodwill acquired during the period	—	2,085
Ending balance	$66,361	$66,341

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this report.

Forward Looking Statements

          This report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that are based on our management's beliefs and assumptions and on information currently available to us. These statements may be found throughout this report, particularly under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations”. These sections contain discussions of some of the factors that could cause actual results to differ materially from the results projected in our forward-looking statements. When used in this report, the words or phrases “will likely result,” “expects,” “intends,” “will continue,” “is anticipated,” “estimates,” “projects,” “management believes,” “we believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act and the Securities Act. Forward-looking statements include plans and objectives of management for future operations. These forward-looking statements involve risks and uncertainties and are based on assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

          All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006, and in Item 1A of Part II of this Quarterly Report, that could cause actual results to differ materially from historical results and those presently anticipated or projected. No forward-looking statement is a guarantee of future performance. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. You should read our cautionary statements as being applicable to all related forward-looking statements whenever they appear in:

  this report and materials referred to in this report;

  our press releases.

Overview

We are a leading designer, manufacturer and marketer of airway management products for the anesthesia, respiratory/critical care and sleep disorder markets. We sell our products in over 70 countries worldwide. We offer one of the broadest single-patient use anesthesia and respiratory/critical care product lines in the industry and have developed numerous innovative products which are now considered industry standards. In addition, we sell therapeutic products for patients suffering from sleep disorders and provide sleep disorder diagnoses at sleep centers and laboratories that we operate. We also operate an interventional cardiology/radiology OEM business, and, in our discontinued operations, deliver technological services to companies regulated by the United States Food and Drug Administration, or FDA.

Anesthesia

Our single-patient use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient's pulmonary system, remove anesthetic gases, oxygen and carbon dioxide from a patient and link a patient with various monitors. Our principal anesthesia products consist of face masks, breathing circuits and general anesthesia products. Prior to this fiscal year, we had included within this segment the products sold by our Thomas Medical Products subsidiary. Thomas Medical is an original equipment manufacturer that primarily manufactures vascular access products for sale to other health care product providers to be used in their products or kits or as a finished product. The results of Thomas Medical are now reported under the business segment for Interventional Cardiology/Radiology.

Revenues in our anesthesia segment are driven primarily by the extent to which our hospital customers perform general surgeries and by the aging of the populations in the geographical markets that we serve. In addition, because most of our anesthesia products are single use products, we benefit when hospitals undertake programs to reduce the frequency of infections, known as nosocomial infections, which originate or occur within their settings. Revenues in this segment are negatively impacted by the trend among hospitals to allow group purchasing organizations to negotiate long-term contracts with medical device manufacturers on their behalf. Expenses in our anesthesia segment are driven primarily by the cost of raw materials, labor costs and freight expenses. For information regarding a prospective change in the supplier of our face masks, see Item 1A of Part II of this Quarterly Report.

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

Interventional cardiology/radiology

Through our Thomas Medical subsidiary we participate in the interventional cardiology/radiology market as an OEM supplier. In this business we design, develop, and manufacture precision devices that are used in electrophysiology, cardiology, radiology, critical care and anesthesia procedures. While this business benefits from the overall development of less invasive procedures in healthcare, it is highly dependent upon the conversion of development concepts to commercial products by our customers. The customer base is, in turn, subject to stringent regulatory requirements as well as competitive pressures.

Pharmaceutical technology services-Discontinued Operations

In December 2006, the Company commenced a process to sell our Pharmaceutical Technology Services segment. See Note 4 to the Condensed Consolidated Financial Statements.

Through our Pharmaceutical Technology Services segment, we deliver technological services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA and have begun to sell dedicated compliance software to our clients. Our principal costs in this segment are our labor costs.

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care, sleep disorder, interventional cardiology/radiology and personal ventilation products and revenues from our sleep disorder diagnostic services. The amount and percentage of our net revenue derived from each of our business segments were as follows during the periods indicated:

	Three months ended		Three months ended
	December 31, 2006		December 31, 2005
		Percent of		Percent of
	Net	total	Net	total
(dollars in thousands)	revenue	revenue	revenue	revenue
Anesthesia	$17,709	38.8%	$17,150	39.7%
Respiratory/critical care	11,319	24.8%	10,560	24.5%
Sleep disorder and personal ventilation	10,746	23.5%	10,176	23.6%
Interventional cardiology/radiology	5,888	12.9%	5,251	12.2%

Total	$45,662	100.0%	$43,137	100.0%

For all product sales, revenue is recognized when title to the product passes to the customer. For product sales to all customers except for certain domestic distributors, title passes upon shipment of the product by us. For sales through certain domestic distributors, title passes when the product is received by the distributor.

For service revenue in the sleep disorder segment, revenue is recognized when the service is performed.

Gross revenues associated with our anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors.

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

	Three months ended
	December 31,
	(in thousands)
	2006	2005
Gross sales	$58,406	$54,767
Rebates	(16,588)	(15,133)
Other deductions (1)	(1,120)	(1,060)
Net sales	40,698	38,574
Service revenues	4,964	4,563
Total net revenues	$45,662	$43,137

(1)           Other deductions consist of discounts, returns and allowances for credits.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. For the three months ended December 31, 2006 and 2005, we incurred $1.8 million and $1.7 million of research and development expenses, respectively.

International sales

Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

		2006		2005

Three months ended		Percent of		Percent of
December 31,	Net	total	Net	total
(dollars in thousands)	revenue	revenue	revenue	revenue
Anesthesia	$2,150	4.7%	$1,910	4.4%
Respiratory/critical care	2,801	6.1%	3,100	7.2%
Sleep disorder	5,782	12.7%	5,613	13.0%
Total	$10,733	23.5%	$10,623	24.6%

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to our sleep disorder segment and, more particularly, with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish kroner to United States dollars.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

Three months ended December 31,	2006	2005
Consolidated statement of income data:
Net revenue	100%	100.0%
Cost of goods sold	47.3	47.6
Gross profit:
Anesthesia	49.4	50.9
Respiratory/critical care	55.8	55.3
Sleep disorder	54.5	52.7
Interventional cardiology/radiology	53.9	51.1
Total	52.7	52.4
Operating expenses:
Selling, general and administrative	26.1	27.0
Research and development	4.0	3.8
Other expense, net	0.4	—
Total operating expenses	30.5	30.9
Interest income, net	(2.2)	(1.3)
Provision for income taxes	7.5	7.7
Income from continuing operations	16.4	14.8
Net income	16.0	15.4

Comparison of Results for the Three-Months Ended December 31, 2006 to the Three-Months Ended December 31, 2005.

Net Revenue. Net revenues for the three months ended December 31, 2006 increased by 5.9% (an increase of 4.2% excluding the favorable effect of foreign exchange) to $45.7 million as compared to $43.1 million in the comparable period last year. Of our total revenues, $34.9 million, or 76.5%, were derived from domestic sales and $10.7 million, or 23.5%, were derived from international sales. Domestic revenues increased by 7.4%, from $32.5 million for the first quarter of fiscal 2006 to $34.9 million for the first quarter of fiscal 2007. International sales increased by 1.0%, from $10.6 million for the first quarter of fiscal 2006 to $10.7 million for the first quarter of fiscal 2007. The international sales increase would have been a 5.2% decrease were it not for foreign exchange rates.

          The following are the net revenues by business segment for the three months ended December 31, 2006 compared to the three months ended December 31, 2005:

Net revenue by business segment

Three months ended December 31,			Percent
(Dollars in thousands)	2006	2005	change
Consolidated statement of income data:
Anesthesia	$17,709	$17,150	3.3%
Respiratory/critical care	11,319	10,560	7.2%
Sleep disorder	10,746	10,176	5.6%
Interventional cardiology/radiology	5,888	5,251	12.1%
Total	$45,662	$43,137	5.9%

Anesthesia. Sales of anesthesia products increased 3.3% from $17.2 million for the three months ended December 31, 2005 to $17.7 million for the three months ended December 31, 2006. Domestic sales of anesthesia products increased 2.1%, from $15.2 million for the three months ended December 31, 2005 to $15.6 million for the three months ended December 31, 2006. International sales of anesthesia products increased 12.6%, from $1.9 million for the three months ended December 31, 2005 to $2.2 million for the three months ended December 31, 2006.

Respiratory/critical care. Sales of respiratory/critical care products increased 7.2%, from $10.6 million for the three months ended December 31, 2005 to $11.3 million for the three months ended December 31, 2006. Domestic sales of respiratory/critical care products increased by 14.2%, from $7.5 million for the three months ended December 31, 2005 to $8.5 million for the three months ended December 31, 2006. International sales of respiratory/critical care products decreased by 9.6%, from $3.1 million for the three months ended December 31, 2005 to $2.8 million for the three months ended December 31, 2006, reflecting decreases in our ABG and resuscitator product lines.

Sleep Disorder. Net revenues in our sleep disorder segment increased 5.6% (a decrease of 1.2% excluding foreign exchange) from $10.2 million for the three months ended December 31, 2005 to $10.7 million for the three months ended December 31, 2006. Excluding the favorable effect of foreign exchange translation (of approximately $0.7 million), revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, increased 3.0%, from $5.6 million during the three months ended December 31, 2005 to $5.8 million during the three months ended December 31, 2006.

Interventional cardiology/radiology. Our interventional cardiology/radiology segment revenues increased by 12.1% from $5.3 million for the three months ended December 31, 2005 to $5.9 million for the three months ended December 31, 2006, resulting from a general increase in demand in Cardiac rhythm management.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our five segments:

Three months ended December 31,
(Dollars in thousands)	2006		2005
	Gross	Gross	Gross	Gross
	profit	profit	profit	profit
		margin		margin
Anesthesia	$8,740	49.4%	$8,728	50.9%
Respiratory/critical care	6,314	55.8	5,840	55.3
Sleep disorder	5,856	54.5	5,359	52.7
Interventional cardiology/radiology	3,172	53.9	2,681	51.1
Total	$24,082	52.74%	$22,608	52.41%

Gross profits remained relatively even in the anesthesia segment from the first quarter of fiscal 2006 to the first quarter of 2007. The gross profit dollar improvement in our respiratory/critical care segment corresponds to the sales volume increases in our blood pressure cuffs in that segment. The decline in the gross profit margin in the anesthesia segment from 50.9% to 49.4% resulted primarily from increase costs in our face masks. On February 2, 2007, the Company announced that we entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below our current costs. The gross profit margin in the respiratory/critical care segment remained substantially equivalent to the prior period. The gross profit dollar increase in our sleep disorder segment resulted from improved utilization at our sleep diagnostic centers as well as a higher gross profit margin on new Breas products. The gross profit margin in sleep disorder diagnostic services increased from 56.8% in the first quarter of fiscal 2006 to 58.5% in the first quarter of fiscal 2007. The gross profit dollar improvement in our interventional cardiology/radiology segment resulted primarily from an increase in sales in our Cardiac Assist business.

Gross profits in our anesthesia segment will likely be impacted in the future by our recently announced decision that we do not intend to renew our manufacturing agreement with Respironics when it expires in the summer of 2007. We have entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. In addition, we have reached a binding agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. The supply of face masks from Respironics will continue through the end of our current contract. We believe that the transition of suppliers will have little to no financial impact for the remainder of the 2007 fiscal year, given our current inventory level. We expect to start realizing cost savings and improved margins from our new supply agreement in fiscal 2008. Actual results could differ materially from this forward-looking statement as a result of a variety of factors, including difficulties associated with ramping-up supply with a new supplier, potential delays in obtaining approval from the Chinese government and other risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006. Reference is also made to Item 1A of Part II of this Quarterly Report.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.1%, from $11.7 million for the three months ended December 31, 2005 to $11.9 million for the three months ended December 31, 2006. The increase consists primarily of increased healthcare costs of $288,000, offset in part by savings in compensation costs.

Research and Development Expenses. Research and development expenses increased by approximately $187,000, or 11.3%, from $1.7 million for the three months ended December 31, 2005 to $1.8 million for the three months ended December 31, 2006. The increase resulted from higher expenditures in our Anesthesia/Respiratory Critical Care segments.

Other (Income) Expense—Net. Other income, net, included in operating expenses was $184,000 and $(11,000) for the three months ended December 31, 2006 and 2005, respectively. The difference reflects an increase in legal fees relating to the enforcement of our rights against a former employee.

Interest Income and Expense. Interest income increased $0.4 million from $0.6 million for the three months ended December 31, 2005 to $1.0 million during the three months ended December 31, 2006, resulting from the increase in available cash and cash equivalents and short-term investments resulting from our 2006 public offering, as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended December 31, 2006 and 2005 was $3.4 million and $3.3 million, respectively, reflecting effective tax rates of 30.5% and 33.6% for these periods, respectively. The reduction in the effective tax rate resulted primarily from the completion of an Internal Revenue Service examination of the Company’s 2003 and 2004 federal income tax returns, where it was determined that certain reserves were no longer required.

Discontinued Operations. The net loss (income) from discontinued operations was $206,000 and $(288,000) for the three months ended December 31, 2006 and 2005, net of income tax provision.

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

During the three months ended December 31, 2006, continuing operating activities provided $14.3 million of net cash. Investing activities used $0.8 million of net cash, consisting of expenditures for capital additions. Financing activities used $1.1 million, consisting of $1.2 million paid for dividends, offset in part by $40,000 of cash received from the exercise of stock options.

During the three months ended December 31, 2005, operating activities provided $6.4 million of net cash. Investing activities used $3.8 million of net cash, consisting of $2.3 million for the purchase of rights related to CO2 indicator technology from Futall AB and $1.5 million for capital additions. Financing activities used $0.8 million, consisting of $0.2 million for the repurchase of common stock and $0.9 million paid for dividends, which were offset, in part by $0.3 million of cash received from the exercise of stock options.

Cash and working capital

Cash and cash equivalents were $54.4 million at December 31, 2006 as compared to $41.2 million at September 30, 2006. At December 31, 2006, our working capital was $191.9 million compared to $169.8 million at September 30, 2006. At December 31, 2006, the current ratio was 11.6 to 1.0 and at September 30, 2006 the current ratio was 12.1 to 1.0.

Debt

We have no committed lines of financing.

Working capital policy and capital expenditures

Our current policy is to retain working capital and earnings for use in our business, subject to the payment of certain cash dividends. Such funds may be used for the buyback of our common stock, business acquisitions, product acquisitions and product development, among other things. We regularly evaluate and negotiate with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements and strategic alliances. Thus, for example, in January 2007, we announced that we had entered into two letters of intent, one for the acquisition of a CPAP dealer located in the Mid-Atlantic region, and the second for the acquisition of a sleep lab company located in the Southeast. Both entities focus on providing CPAP devices directly to patients for treatment of obstructive sleep apnea.

Capital expenditures for the first three months of fiscal 2007 were approximately $0.8 million, and included equipment and building improvements at our New Jersey facility ($0.2 million), building improvements and equipment at our Colorado and Minnesota manufacturing plants ($0.3 million) and patents ($0.1 million).

Other

At December 31, 2005 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

On February 1, 2007, our Board of Directors approved a quarterly dividend of $0.09 per share payable on February 28, 2007 to shareholders of record at the close of business on February 16, 2007. Shareholders with settlement dates after the February 16, 2007 record date will not receive this dividend, even if they entered into agreements to purchase their shares before February 16, 2007. Thus, for example, an investor who agrees to purchase shares before February 16, 2007 with a settlement date after February 16, 2007 will not receive the dividend.

Critical accounting estimates

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended September 30, 2006 for a discussion of the estimates and judgments necessary in our accounting for revenue recognition, allowances for rebates and doubtful accounts, allowances for inventory, valuation of long-lived and intangible assets and legal contingencies.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“SFAS 109”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is ‘more likely than not” that the position is sustainable based on its technical merits. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

In October 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We are currently in the process of evaluating the materiality of the impact of SAB 108 on our Consolidated Financial Statements.

We do not believe that any other recently issued but not yet effective accounting standards will have a material effect on the our consolidated financial position or results of operations.

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

For the first three months of fiscal 2007, our international net revenue represented approximately 23.5% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 53.9% of our total international net revenues during the first three months of fiscal 2007. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of December 31, 2006.

Our primary risk involving price changes relates to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our historical practice of maintaining a single source of supply for face masks, we seek to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

          On February 2, 2007, we announced that we had given notice to Respironics Inc., our supplier of anesthesia face masks, that we will not be renewing our current manufacturing agreement when it expires in the summer of 2007. We also announced that we had entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. Further, we announced that we have reached a binding agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. The supply of face masks from Respironics will continue through the end of our current contract. As a result of these developments, we have revised our risk factor relating to our purchase of face masks. The following risk factor supercedes the risk factor description of our relationship with Respironics set forth in our Annual Report on Form 10-K for the year ended September 30, 2006.

We are dependent on a single supplier for one of our key products.

           Since 1980, we have purchased our anesthesia face masks from a single source, Respironics, Inc., which maintains a site in the People’s Republic of China at which it manufactures face masks for our anesthesia segment. We have notified Respironics that we will not be renewing our current manufacturing agreement when it expires in the summer of 2007. We have entered into a new face mask agreement with a Chinese medical device manufacturer; we have also entered into a joint venture agreement with that supplier which is subject to the approval of the Chinese government. The joint venture agreement will enable us to invest in this new relationship if necessary to assure us that our new supplier can meet our demands for the quantities of anesthesia face masks that we will require. If we are unable to obtain our anesthesia face masks in the quantities we require, our business and revenue could be materially adversely affected. If the supply of our anesthesia face masks is interrupted or ceases for any reason, we could experience disruption in our business. In the event of such an interruption or cessation or in the event that the Chinese government does not approve our joint venture agreement, we may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds

          We did not repurchase any shares of our common stock during the quarter ended December 31, 2006.

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
William Craig
Chief Financial Officer

Date: February 2, 2007

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