Form 10-Q
period 2007-03-31
VITAL SIGNS INC
filed 2007-05-09
CIK 865846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At May 8, 2007, there were 13,226,013 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

INDEX

		Page Number
	PART I.
Item 1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	2
	Condensed Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and September 30, 2006 (Audited)	3
	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	4
	Condensed Consolidated Statements of Income for the Six Months Ended March 31, 2007 and 2006 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2007 and 2006 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	21
Item 4.	Controls and Procedures	21

	PART II.
Item 1A	Risk Factors	22
Item 6.	Exhibits	23
	Signatures	24
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

In this Quarterly Report, references to “Vital Signs,” “we,” “us” and “our” refer to Vital Signs, Inc. and its subsidiaries. Breas™, Broselow® are our trademarks. We also have several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Quarterly Report are the property of their respective owners.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VITAL SIGNS, INC.

We have reviewed the accompanying condensed consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of March 31, 2007 and the related condensed consolidated statements of income for the three months and six months ended March 31, 2007 and 2006 and the condensed consolidated statement of cash flows for the six months ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
May 3 , 2007

VITAL SIGNS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	September 30, 2006
	(Unaudited)	(Audited)
	(In thousands of dollars)

A S S E T S
Current Assets:
Cash and cash equivalents	$56,458	$41,242
Short-term investments	81,943	85,565
Accounts receivable, less allowances for rebates and doubtful accounts of $7,779 and $8,526, respectively	33,324	34,284
Inventory	20,747	19,006
Prepaid expenses	2,717	4,453
Other current assets	1,367	596
Assets of discontinued business	18,521	—
Total Current Assets	215,077	185,146
Property, plant and equipment—net	32,049	33,129
Goodwill	66,361	79,272
Deferred income taxes	447	801
Other assets	7,667	7,506
Total Assets	$321,601	$305,854

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current Liabilities:
Accounts payable	$5,870	$ 5,488
Accrued expenses	8,451	9,136
Accrued income taxes	512	731
Liabilities of discontinued business	124	—
Total Current Liabilities	14,957	15,355
Minority interest	5,182	4,686
Commitments and contingencies
Stockholders’ Equity
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 13,226,013 and 13,218,850 shares, respectively	45,941	44,798
Accumulated other comprehensive income	4,170	3,181
Retained earnings	251,351	237,834
Stockholders’ equity	301,462	285,813
Total Liabilities and Stockholders’ Equity	$321,601	$305,854

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues:
Net sales	$45,308	$42,455
Service revenue	5,085	4,843
	50,393	47,298
Cost of goods sold and services performed:
Cost of goods sold	21,230	20,481
Cost of services performed	2,107	2,147
	23,337	22,628
Gross profit	27,056	24,670
Operating expenses:
Selling, general and administrative	12,721	12,418
Research and development	1,727	1,739
Other expense	136	—
Total operating expenses	14,584	14,157
Operating Income	12,472	10,513
Other income
Interest income	1,091	652
Income from continuing operations before provision for income tax and minority interest	13,563	11,165
Provision for income taxes	4,528	3,725
Income from continuing operations before minority interest	9,035	7,440
Minority interest in net income of subsidiary	254	188
Income from continuing operations	8,781	7,252
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(180)	216
Net income	$8,601	$7,468
Earnings per Common Share:
Basic
Income per share from continuing operations	$0.66	$0.56
Income (loss) per share from discontinued operations	$(0.01)	$0.02
Net earnings per share	$0.65	$0.58
Diluted
Income per share from continuing operations	$0.66	$0.56
Income (loss) per share from discontinued operations	$(0.01)	$0.02
Net earnings per share	$0.65	$0.58
Basic weighted average number of shares outstanding	13,220	12,898
Diluted weighted average number of shares outstanding	13,255	13,001
Dividends declared and paid per common share	$0.10	$0.07

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

( Unaudited )

	For the Six Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues:
Net sales	$86,006	$81,030
Service revenue	10,049	9,406
	96,055	90,436
Cost of goods sold and services performed:
Cost of goods sold	40,750	39,036
Cost of services performed	4,167	4,120
	44,917	43,156
Gross profit	51,138	47,280
Operating expenses:
Selling, general and administrative	24,627	24,083
Research and development	3,572	3,397
Other expense (income) – net	320	(11)
Total operating expenses	28,519	27,469
Operating Income	22,619	19,811
Other income
Interest income	2,099	1,230
Income from continuing operations before provision for income tax and minority interest	24,718	21,041
Provision for income taxes	7,941	7,043
Income from continuing operations before minority interest	16,777	13,998
Minority interest in net income of subsidiary	496	372
Income from continuing operations	16,281	13,626
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(386)	502
Net income	$15,895	$14,128
Earnings per Common Share:
Basic
Income per share from continuing operations	$1.23	$1.07
Income (loss) per share from discontinued operations	$(0.03)	$0.04
Net earnings per share	$1.20	$1.11
Diluted
Income per share from continuing operations	$1.23	$1.06
Income (loss) per share from discontinued operations	$(0.03)	$0.04
Net earnings per share	$1.20	$1.10
Basic weighted average number of shares outstanding	13,219	12,743
Diluted weighted average number of shares outstanding	13,271	12,840
Dividends declared and paid per common share	$0.19	$0.14

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended March 31,
	2007	2006
	(In thousands of dollars)
Cash Flows from Operating Activities:
Net income	$15,895		$14,128
(Income) loss from discontinued operations	386		(502)
Income from continuing operations	16,281		13,626
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation and amortization	2,472		2,179
Deferred income taxes	447		352
Non-cash compensation expense	857		764
Minority interest in income of subsidiary	496		372
Changes in operating assets and liabilities:
(Increase) decrease in short term investments	3,622		(23,803)
(Increase) decrease in accounts receivable	(2,144)		2,714
(Increase) in inventory	(1,499)		(2,768)
(Increase) decrease in prepaid expenses and other current assets	574		(925)
(Increase) in other assets	(927)		(1,592)
(Decrease) increase in accounts payable	(270)		743
(Decrease) in accrued expenses	(748)		(1,861)
(Decrease) in income taxes payable	(219)		(1,578)
Net cash provided by (used in) continuing operations	18,942		(11,777)
Net cash provided by (used in) discontinued operations	(174)		544
Net cash provided by (used in) operating activities	18,768		(11,233)
Cash flows from investing activities:
Acquisition of property and equipment	(1,484)		(1,900)
Capitalization of software development costs	(65)		(461)
Capitalization of patent costs	(121)		(138)
Acquisition of Futall AB	---		(2,276)
Net cash used in investing activities	(1,670)		(4,775)
Cash flows from financing activities:
Net proceeds from sale of common stock	---		18,622
Dividends paid	(2,380)		(1,764)
Tax benefit on stock options	49		397
Proceeds from exercise of stock options	238		1,280
Repurchase of common stock	---		(217)
Net cash (used in)provided by financing activities	(2,093)		18,318
Effect of foreign currency translation	1,124		214
Net increase in cash and cash equivalents	16,129		2,524
Cash and cash equivalents at beginning of period	40,329		18,207
Cash and cash equivalents at end of period	$56,458		$20,731
Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest	$57	$	---
Income taxes	$3,911		$7,215

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three months and six months ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended March 31, 2007 and 2006, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2007 and the results of operations for the three months and six months ended March 31, 2007 and 2006, and the cash flows for the six months ended March 31, 2007 and 2006, have been made.

2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements.

3. At March 31, 2007, the Company’s inventory was comprised of raw materials of $13,503,146 and finished goods of $ 7,244,030. At September 30, 2006, the Company’s inventory was comprised of raw materials of $12,806,848 and finished goods of $ 6,198,817.

4. In December 2006, the Company commenced a process to sell its Pharmaceutical Technology Services segment. Accordingly, the results for its Pharmaceutical Technology Services segment have been presented as a discontinued operation for all periods presented.

In September 2002, the Company classified its Vital Pharma, Inc. subsidiary as a discontinued operation. On October 30, 2003, the Company sold Vital Pharma, Inc. to Pro-Clinical, Inc. All activity for this transaction is presented in discontinued operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue	$2,722	$3,995	$5,273	$8,587
Pre-Tax (loss) income	(244)	329	(570)	798
Income tax (expense) benefit	64	(113)	184	(296)
Income (loss) from discontinued operations	$(180)	$216	$(386)	$502

The assets and liabilities attributable to discontinued operations are stated separately as of March 31, 2007 in the condensed consolidated balance sheet. The assets of the discontinued operations are included in current assets in the accompanying balance sheet because the assets are expected to be sold in the next year. The September 30, 2006 balance sheet has not been reclassified.

The major asset and liability categories attributable to discontinued operations are as follows:

At March 31, 2007
(In Thousands)
Cash	$1,501
Accounts receivable	2,805
Net property	177
Goodwill	12,911
Other assets	1,127

Assets attributable to discontinued operations	$18,521

Accounts payable and other accrued liabilities	124

Liabilities attributable to discontinued operations	$124

VITAL SIGNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. The Company has aggregated its business units into four reportable segments, Anesthesia, Respiratory/Critical Care, Sleep Disorder and Interventional Cardiology/Radiology. As such, management evaluates performance on the basis of gross profits and operating results of the four business segments. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore the operating income, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Anesthesia	Respiratory Critical Care	Sleep Disorders	Interventional Cardiology/ Radiology	Discontinued Operations	Consolidated
Three months Ended March 31,	(dollars in thousands)
2007
Net revenues	$ 18,869	$ 11,961	$ 12,612	$ 6,951		$ 50,393
Gross profit	9,849	6,436	6,886	3,885		27,056
Gross profit percentage	52.2%	53.8%	54.6%	55.9%		53.7%
Operating income	4,451	2,823	2,115	3,083		12,472
2006
Net revenues	$ 18,410	$ 10,960	$ 11,632	$ 6,296		$ 47,298
Gross profit	9,416	5,776	6,099	3,379		24,670
Gross profit percentage	51.1%	52.7%	52.4%	53.7%		52.2%
Operating income	3,830	2,750	1,509	2,424		10,513

	Anesthesia	Respiratory Critical Care	Sleep Disorders	Interventional Cardiology/ Radiology	Discontinued Operations	Consolidated
Six months Ended March 31,	(dollars in thousands)
2007
Net revenues	$ 36,577	$ 23,281	$ 23,358	$ 12,839		$ 96,055
Gross profit	18,581	12,758	12,742	7,057		51,138
Gross profit percentage	50.8%	54.8%	54.5%	55.0%		53.2%
Operating income	8,281	5,272	3,584	5,482		22,619
Total assets	147,720	94,022	49,820	11,518	18,521	321,601
Capital expenditures	808	514	256	92		1,670
2006
Net revenues	$ 35,578	$ 21,505	$ 21,807	$ 11,546		$ 90,436
Gross profit	18,300	11,462	11,458	6,060		47,280
Gross profit percentage	51.4%	53.3%	52.5%	52.5%		52.3%
Operating income	7,566	5,353	2,627	4,265		19,811
Total assets	145,470	71,575	37,503	11,104	19,220	284,872
Capital expenditures	1,200	626	503	170		2,499

6. Other comprehensive income for the period ended March 31, 2007 and 2006 consisted of:

(in thousands)	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net income	$8,601	$7,468	$15,895	$14,128
Foreign currency translation	(165)	435	989	(112)
Comprehensive income	$8,436	$7,903	$16,884	$14,016

7. As a result of the adoption of SFAS No. 123R, the Company’s net income for the six months ended March 31, 2007 and March 31, 2006 includes $857,000 and $764,000, respectively, of compensation expense and $49,000 and $397,000, respectively, of income tax benefits related to the Company’s stock options. The stock based compensation expense is included as a component of both selling, general and administrative and research and development expenses. The stock based compensation expense for selling , general and administrative and research and development for the six months ended March 31, 2006 and 2007 was $592,000 and $626,000, respectively and $172,000 and $231,000, respectively.

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

In October 2006, the Securities Exchange Commission issued Staff Accounting Bulletin (SAB) 108, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We do not believe that SAB 108 will have a material effect on our consolidated financial condition or results of operations.

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

10. On April 3,2007, the Company’s Sleep Services of America subsidiary acquired the assets of Do You Snore, LLC, Southern Medical Equipment, Inc., and Advanced Sleep Technologies of Georgia, Inc. each is located in Atlanta, Georgia. Do You Snore, LLC and Advanced Sleep Technologies of Georgia Inc. primarily provide sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Medical Equipment is a provider primarily of CPAP equipment to sleep apnea patients. The aggregate cash purchase price is $11.5 million plus a 10% earnout over the next three years.

11. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. For the three month and six month periods ended March 31, 2007, these sales accounted for approximately 30.2% and 31.2%, respectively, of the net sales of the Company. The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These rebate amounts are estimated to be $17.7 million and $ 34.3 million for the three months and six months ended March 31, 2007 and are deducted from the gross sales to arrive at our reportable net sales for each period.

12. In accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”), goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2007 and found no impairment. If the Company is required to record impairment charges in the future, it could have a material adverse impact on the Company’s results of operations and financial condition.

Summary of Goodwill:

	Six months ended March 31,
	2007	2006
Beginning balance	$79,272	$77,167
Goodwill discontinued operations	(12,911)	---
Goodwill acquired during the period	---	2,105
Ending balance	$66,361	$79,272

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

Overview

We are a leading designer, manufacturer and marketer of airway management products for the anesthesia, respiratory/critical care and sleep disorder markets. We sell our products in over 70 countries worldwide. We offer one of the broadest single-patient use anesthesia product lines in the industry and have developed numerous innovative products which are now considered industry standards. In addition, we sell therapeutic products for patients suffering from sleep disorders and provide sleep disorder diagnostic testing services at sleep centers and laboratories that we operate. We also manufacture interventional cardiology/radiology products, and, in our discontinued operations, deliver technological services to companies regulated by the United States Food and Drug Administration ( FDA).

Anesthesia

Our single-patient use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient's pulmonary system, remove anesthetic gases, oxygen and carbon dioxide from a patient and link a patient with various monitors. Our principal anesthesia products consist of face masks, breathing circuits and general anesthesia products. Prior to this fiscal year, we had included within this segment the products sold by our Thomas Medical Products subsidiary. Thomas Medical primarily manufactures vascular access products for sale to other health care product providers to be used in their products, kits or sold as a finished product. The results of Thomas Medical are now reported under the business segment for Interventional Cardiology/Radiology.

Revenues in our anesthesia segment are driven primarily by the extent to which our hospital customers perform general surgeries. In addition, because most of our anesthesia products are single use products, we benefit when hospitals undertake programs to reduce the frequency of infections, known as nosocomial infections, which originate or occur within their settings. Revenues in this segment are negatively impacted by the trend among hospitals to allow group purchasing organizations to negotiate long-term contracts with medical device manufacturers on their behalf. Expenses in our anesthesia segment are driven primarily by the cost of raw materials, labor costs and freight expenses. For information regarding a prospective change in the supplier of our face masks, see Item 1A of Part II of this Quarterly Report.

Respiratory/critical care

Our primary respiratory/critical care products are arterial blood gas (ABG), syringes and kits, manual resuscitators and blood pressure cuffs. Our Broselow line consists of color-coded products designed to facilitate and expedite the selection of proper equipment and dosing in pediatric medicine. Our respiratory/critical care segment responds to the growing needs of hospitals to provide respiratory relief and emergency care. We believe that in recent years there has been an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses and communicable diseases with significant respiratory impact, such as tuberculosis, HIV and influenza. These trends, together with concerns regarding the spread of nosocomial infections, drive our sales of respiratory products. As in our anesthesia segment, revenues in this segment have been negatively impacted by the emergence of group purchasing organizations. Expenses in this segment are driven principally by raw material costs, labor costs and freight expenses.

Sleep Disorders

We serve the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through our Sleep Services of America, or SSA, subsidiary, we provide sleep diagnostic testing services in the United States in free standing laboratories and centers and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from obstructive sleep apnea. We have focused our efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. Our diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. Our principal expense in our sleep diagnostic services business is the cost of employing the technicians who operate the sleep laboratories and centers.

Our Breas Medical AB, or Breas, subsidiary is a European manufacturer of personal ventilators for obstructive sleep apnea, respiratory distress and long term ventilation. Our sleep disorder products deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. Our sleep disorder products employ continuous positive airway pressure, or CPAP, which is a common method for treating obstructive sleep apnea. We have manufactured and distributed CPAP systems for more than a decade in the international markets. These sales depend principally on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like our anesthesia and respiratory/critical care businesses, our Breas subsidiary faces the challenge of controlling raw material, labor and freight costs. To date, we have had only limited sales of our sleep disorder products in the United States due in part to the need to obtain regulatory clearance and in part to the dominance by our competitors in selling to home supply dealers. Our United States strategy is to sell these products primarily through our sleep centers.

Interventional cardiology/radiology

Through our Thomas Medical subsidiary we participate in the interventional cardiology/radiology market. In this business we design, develop, and manufacture precision devices that are used in electrophysiology, cardiology, radiology, critical care and anesthesia procedures. While this business benefits from the overall development of less invasive procedures in healthcare, it is highly dependent upon the conversion of development concepts to commercial products by our research and development team. We sell these products primarily through major cardiology/radiology companies. The customer base is, in turn, subject to stringent regulatory requirements as well as competitive pressures.

Pharmaceutical technology services-Discontinued Operations

In December 2006, the Company commenced a process to sell our Pharmaceutical Technology Services segment. See Note 4 to the Condensed Consolidated Financial Statements.

Through our Pharmaceutical Technology Services segment, we deliver technological services to FDA regulated companies primarily in the pharmaceutical sector. In addition, we also provide services to medical device, diagnostic and biotechnology companies. We advise clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA and have begun to develop and sell dedicated compliance software to our clients. Our principal costs in this segment are our labor costs.

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care, sleep disorder, interventional cardiology/radiology and personal ventilation products and revenues from our sleep disorder diagnostic services. The amount and percentage of our net revenue derived from each of our business segments were as follows during the periods indicated:

	Three months ended March 31, 2007		Three months ended March 31, 2006
(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$18,869	37.5%	$18,410	38.9%
Respiratory/critical care	11,961	23.7%	10,960	23.2%
Sleep disorder and personal ventilation	12,612	25.0%	11,632	24.6%
Interventional cardiology/radiology	6,951	13.8%	6,296	13.3%

Total	$50,393	100.0%	$47,298	100.0%

	Six months ended March 31, 2007		Six months ended March 31, 2006
(dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$36,577	38.1%	$35,578	39.3%
Respiratory/critical care	23,281	24.2%	21,505	23.8%
Sleep disorder and personal ventilation	23,358	24.3%	21,807	24.1%
Interventional cardiology/radiology	12,839	13.4%	11,546	12.8%

Total	$96,055	100.0%	$90,436	100.0%

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

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

	Three months ended March 31,	Six months ended March 31,
	(in thousands)	(in thousands)
	2007	2006	2007	2006
Gross sales	$64,218	$59,362	$122,623	$114,130
Rebates	(17,673)	(15,704)	(34,260)	(30,837)
Other deductions (1)	(1,237)	(1,203)	(2,357)	(2,263)
Net sales	45,308	42,455	86,006	81,030
Service revenues	5,085	4,843	10,049	9,406
Total net revenues	$50,393	$47,298	$96,055	$90,436

(1)	Other deductions consist of discounts, returns and allowances.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. For the three months ended March 31, 2007 and 2006, we incurred $1.7 million of research and development expenses in each quarter. For the six months ended March 31, 2007 and 2006, we incurred $3.6 million and $3.4 million of research and development expenses, respectively.

International sales

Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

	2007		2006
Three months ended March 31, (dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue
Anesthesia	$ 2,486	4.9%	$ 2,344	4.9%
Respiratory/critical care	3,486	6.9%	3,274	6.9%
Sleep disorder	7,528	15.0%	6,788	14.4%
Total	$13,500	26.8%	$ 12,406	26.2%

	2007		2006
Six months ended March 31, (dollars in thousands)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue
Anesthesia	$ 4,636	4.8%	$ 4,254	4.7%
Respiratory/critical care	6,287	6.5%	6,374	7.1%
Sleep disorder	13,310	13.9%	12,401	13.7%
Total	$24,233	25.2%	$ 23,029	25.5%

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish kroner to United States dollars.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Consolidated statement of income data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.3	47.8	46.8	47.7
Gross profit:
Anesthesia	52.2	51.1	50.8	51.4
Respiratory/critical care	53.8	52.7	54.8	53.3
Sleep disorder	54.6	52.4	54.5	52.5
Interventional cardiology/radiology	55.9	53.7	55.0	52.5
Total	53.7	52.2	53.2	52.3
Operating expenses:
Selling, general and administrative	25.2	26.3	25.6	26.6
Research and development	3.4	3.7	3.7	3.8
Other expense, net	0.3	0.0	0.3	0.0
Total operating expenses	28.9	29.9	29.7	30.4
Interest income, net	(2.2)	(1.4)	(2.2)	(1.4)
Provision for income taxes	9.0	7.9	8.3	7.8
Income from continuing operations	17.4	15.3	17.0	15.1
Net income	17.1	15.8	16.6	15.6

Comparison of Results for the Three-Months Ended March 31, 2007 to the Three-Months Ended March 31, 2006.

Net Revenue. Net revenues for the three months ended March 31, 2007 increased by 6.5% (an increase of 4.9% excluding the favorable effect of foreign exchange) to $50.4 million as compared to $47.3 million in the comparable period last year. Of our total revenues, $36.9 million, or 73.2%, were derived from domestic sales and $13.5 million, or 26.8%, were derived from international sales. Domestic revenues increased by 5.7%, from $34.9 million for the second quarter of fiscal 2006 to $36.9 million for the second quarter of fiscal 2007. International sales increased by 8.8%, from $12.4 million for the second quarter of fiscal 2006 to $13.5 million for the second quarter of fiscal 2007. The international sales increase would have been a 2.7% increase were it not for foreign exchange rates.

The following are the net revenues by business segment for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

NET REVENUE BY BUSINESS SEGMENT

Three months ended March 31, (Dollars in thousands)	2007	2006	Percent change
Consolidated statement of income data:
Anesthesia	$18,869	$18,410	2.5%
Respiratory/critical care	11,961	10,960	9.1%
Sleep disorder	12,612	11,632	8.4%
Interventional cardiology/radiology	6,951	6,296	10.4%
Total	$50,393	$47,298	6.5%

Anesthesia. Sales of anesthesia products increased 2.5% from $18.4 million for the three months ended March 31, 2006 to $18.9 million for the three months ended March 31, 2007. Domestic sales of anesthesia products increased 2.0%, from $16.0 million for the three months ended March 31, 2006 to $16.4 million for the three months ended March 31, 2007,primarily from a 15.5% increase in our anesthesia circuits to $7.4 million and a 10.2% increase in our pressure infusor bag product line. International sales of anesthesia products increased 6.1%, from $2.3 million for the three months ended March 31, 2006 to $2.5 million for the three months ended March 31, 2007, reflecting increases in our pressure infusor bag and face mask product lines.

Respiratory/critical care. Sales of respiratory/critical care products increased 9.1%, from $11.0 million for the three months ended March 31, 2006 to $12.0 million for the three months ended March 31, 2007. Domestic sales of respiratory/critical care products increased by 10.3%, from $7.7 million for the three months ended March 31, 2006 to $8.5 million for the three months ended March 31, 2007, reflecting increases in our ABG and Broselow Color Coded product lines. International sales of respiratory/critical care products increased by 6.5%, from $3.3 million for the three months ended March 31, 2006 to $3.5 million for the three months ended March 31, 2007, reflecting increases in our blood pressure cuff product line.

Sleep Disorder. Net revenues in our sleep disorder segment increased 8.4% (an increase of 1.9% excluding foreign exchange) from $11.6 million for the three months ended March 31, 2006 to $12.6 million for the three months ended March 31, 2007. Excluding the favorable effect of foreign exchange translation (of approximately $0.7 million), revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, increased 10.9%, from $6.8 million during the three months ended March 31, 2006 to $7.5 million during the three months ended March 31, 2007. The net revenues at Sleep Services of America (SSA), our domestic sleep diagnostic business increased 5.0%, from $4.8 million during the three months ended March 31, 2006 to $5.1 million during the six months ended March 31, 2007.

Interventional cardiology/radiology. Our interventional cardiology/radiology segment revenues increased by 10.4% from $6.3 million for the three months ended March 31, 2006 to $7.0 million for the three months ended March 31, 2007, resulting from an increase in our introducer sheath product line.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four continuing segments:

Three months ended March 31, (Dollars in thousands)	2007		2006
	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$9,849	52.2%	$9,416	51.1%
Respiratory/critical care	6,436	53.8	5,776	52.7
Sleep disorder	6,886	54.6	6,099	52.4
Interventional cardiology/radiology	3,885	55.9	3,379	53.7
Total	$27,056	53.7%	$24,670	52.2%

Gross profit dollar improvements in our anesthesia and respiratory/critical care segments correspond to a concerted focus on cost improvement projects in our manufacturing facilities. The implementation of several of these projects has had a positive impact on both our anesthesia and respiratory /critical care segments. The gross profit margin in the anesthesia segment improved 1.1% compared to the prior period. The gross profit margin in the respiratory/critical care segment improved 1.1% compared to the same period last year. The gross profit increase in our sleep disorder segment resulted from an increase in the average revenue per study, as well as a higher gross profit margin on new Breas products. The gross profit margin in sleep disorder diagnostic services increased from 55.7% in the second quarter of fiscal 2006 to 58.6% in the second quarter of fiscal 2007. The gross profit margin in our interventional cardiology/radiology segment increased from 53.7% in the second quarter of fiscal 2006 to 55.9% in the second quarter of fiscal 2007. The increase is attributable to increased sales in our introducer sheath product line.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.4%, from $12.4 million for the three months ended March 31, 2006 to $12.7 million for the three months ended March 31, 2007. The increase consists primarily of increased healthcare costs and compensation costs, offset in part by savings in freight costs.

Research and Development Expenses. Research and development expenses remained relatively even for the three months ended March 31, 2006 and for the three months ended March 31, 2007 at $1.7 million.

Other (Income) Expense—Net. Other expense, net, included in operating expenses was $136,000 for the three months ended March 31, 2007. The difference reflects an increase in legal fees relating to the enforcement of our rights against a former employee.

Interest Income and Expense. Interest income increased $0.4 million from $0.7 million for the three months ended March 31, 2006 to $1.1 million during the three months ended March 31, 2007, resulting from the increase in available cash and cash equivalents and short-term investments, as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended March 31, 2006 and 2007 was $3.7 million and $4.5 million, respectively, reflecting an effective tax rate of 33.4% for both periods.

Discontinued Operations. The net income (loss) from discontinued operations was $216,000 and $(180,000) for the three months ended March 31, 2006 and 2007, net of taxes.

Comparison of Results for the Six-Months Ended March 31, 2007 to the Six-Months Ended March 31, 2006.

Net Revenue. Net revenues for the six months ended March 31, 2007 increased by 6.2% (an increase of 4.5% excluding the favorable effect of foreign exchange) to $96.1 million as compared to $90.4 million in the comparable period last year. Of our total revenues, $71.8 million, or 74.8%, were derived from domestic sales and $24.2 million, or 25.2%, were derived from international sales. Domestic revenues increased by 6.5%, from $67.4 million for the first six months of fiscal 2006 to $71.8 million for the first six months of fiscal 2007. International sales increased by 5.2%, from $23.0 million for the first six months of fiscal 2006 to $24.2 million for the first six months of fiscal 2007. The international sales increase would have been a 1.0% decrease were it not for foreign exchange rates.

The following are the net revenues by business segment for the six months ended March 31, 2007 compared to the six months ended March 31, 2006:

NET REVENUE BY BUSINESS SEGMENT

Six months ended March 31, (Dollars in thousands)	2007	2006	Percent change
Consolidated statement of income data:
Anesthesia	$36,577	$35,578	2.8%
Respiratory/critical care	23,281	21,505	8.3%
Sleep disorder	23,358	21,807	7.1%
Interventional cardiology/radiology	12,839	11,546	11.2%
Total	$96,055	$90,436	6.2%

Anesthesia. Sales of anesthesia products increased 2.8% from $35.6 million for the six months ended March 31, 2006 to $36.6 million for the six months ended March 31, 2007. The increase resulted primarily from a 14.2% increase in sales of our infusor bag product line to $4.2 million and a 7.0% increase in sales of our anesthesia circuits to $13.7 million. Domestic sales of anesthesia products increased 2.0%, from $31.3 million for the six months ended March 31, 2006 to $31.9 million for the six months ended March 31, 2007. International sales of anesthesia products increased 9.0%, from $4.3 million for the six months ended March 31, 2006 to $4.6 million for the six months ended March 31, 2007.

Respiratory/critical care. Sales of respiratory/critical care products increased 8.3%, from $21.5 million for the six months ended March 31, 2006 to $23.3 million for the six months ended March 31, 2007. This result was primarily attributable to a 44.9% increase in sales of our Broselow color coded product line and a 9.3% increase in sales of our blood pressure cuffs. Domestic sales of respiratory/critical care products increased by 12.3%, from $15.1 million for the six months ended March 31, 2006 to $17.0 million for the six months ended March 31, 2007. International sales of respiratory/critical care products decreased by 1.4%, from $6.4 million for the six months ended March 31, 2006 to $6.3 million for the six months ended March 31, 2007, reflecting decreases in sales of our ABG and resuscitator product lines.

Sleep Disorder. Net revenues in our sleep disorder segment increased 7.1% (an increase of 0.5% excluding foreign exchange) from $21.8 million for the six months ended March 31, 2006 to $23.4 million for the six months ended March 31, 2007. Excluding the favorable effect of foreign exchange translation (of approximately $1.4 million), revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, increased 7.3%, from $12.4 million during the six months ended March 31, 2006 to $13.3 million during the six months ended March 31, 2007. The net revenue at Sleep Services of America (SSA), our domestic sleep diagnostic business, increased 6.8%.

Interventional cardiology /radiology. Our interventional cardiology/radiology segment revenues increased by 11.2% from $11.5 million for the six months ended March 31, 2006 to $12.8 million for the six months ended March 31, 2007, resulting from an increase in revenue in our introducer sheath product line.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four continuing segments:

Six months ended March 31, (Dollars in thousands)	2007		2006
	Gross profit	Gross profit margin	Gross profit	Gross profit margin
Anesthesia	$18,581	50.8%	$18,300	51.4%
Respiratory/critical care	12,758	54.8	11,462	53.3
Sleep disorder	12,742	54.5	11,458	52.5
Interventional cardiology/radiology	7,057	55.0	6,060	52.5
Total	$51,138	53.2%	$47,280	52.3%

The gross profit margin remained relatively even in the anesthesia segment from 51.4% for the six months ended March 31, 2006 to 50.8% for the six months ended March 31, 2007. The gross profit margin in the respiratory/critical care segment improved 1.5% from 53.3% for the six months ended March 31, 2006 to 54.8% for the six months ended March 31, 2007, resulting primarily from sales volume increases in our Broselow and blood pressure cuff product lines. The gross profit dollar increase in our sleep disorder segment resulted from increased gross profit margins on new Breas products as well as improved utilization at our sleep diagnostic centers. The gross profit margin in sleep disorder diagnostic services increased from 56.2% for the six months ended March 31, 2006 to 58.5% for the six months ended March 31,2007. The gross profit margin improvement of 2.5% in our interventional cardiology/radiology segment resulted primarily from an increase in sales of introducer sheath product, which is part of our interventional cardiology product line.

Gross profits in our anesthesia segment will likely be impacted in the future by our recently announced decision that we do not intend to renew our manufacturing agreement with Respironics when it expires in the summer of 2007. We have entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. In addition, we have reached an agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. We believe that the transition of suppliers will have little to no financial impact for the remainder of the 2007 fiscal year, given our current inventory level. We expect to start realizing cost savings and improved margins from our new supply agreement in fiscal 2008. Actual results could differ materially from this forward-looking statement as a result of a variety of factors, including difficulties associated with ramping-up supply with a new supplier, potential delays in obtaining approval from the Chinese government and other risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006. Reference is also made to Item 1A of Part II of this Quarterly Report.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 2.3%, from $24.1 million for the six months ended March 31, 2006 to $24.6 million for the six months ended March 31, 2007. The increase consists primarily of increased healthcare costs and compensation costs.

Research and Development Expenses. Research and development expenses increased by approximately $0.2 million, or 5.2%, from $3.4 million for the six months ended March 31, 2006 to $3.6 million for the six months ended March 31, 2007.

Other (Income) Expense—Net. Other income, net, included in operating expenses was $(11,000) and $320,000 for the six months ended March 31, 2006 and 2007, respectively. The difference reflects an increase in legal fees relating to the enforcement of our rights against a former employee.

Interest Income and Expense. Interest income increased $.9 million from $1.2 million for the six months ended March 31, 2006 to $2.1 million during the six months ended March 31, 2007, resulting from the increase in available cash and cash equivalents and short-term investments, as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the six months ended March 31, 2006 and 2007 was $7.0 million and $7.9 million, respectively, reflecting effective tax rates of 33.5% and 32.0% for these periods, respectively. The reduction in the effective tax rate resulted primarily from the completion of an Internal Revenue Service examination of our 2003 and 2004 federal income tax returns, where it was determined that certain reserves were no longer required.

Discontinued Operations. The net income (loss) from discontinued operations was $502,000 and $(386,000) for the six months ended March 31, 2006 and 2007, respectively, net of taxes.

Liquidity and Capital Resources

We believe that the funds generated from operating activities, cash and cash equivalents and short term investments, will be sufficient to satisfy our operating and capital requirements during the next twelve months.

Cash flows

Historically, our primary liquidity requirements have been to finance business acquisitions and to support operations. We have funded these requirements primarily through internally generated cash flow.

During the six months ended March 31, 2007, continuing operating activities provided $18.9 million of net cash. Investing activities used $1.7 million of net cash, primarily for capital additions. Financing activities used $2.1 million, consisting of $2.3 million paid for dividends, offset in part by $0.2 million of cash received from the exercise of stock options. On May 7, 2007 we increased our quarterly dividend from $.09 per share to $.10 per share.

During the six months ended March 31, 2006, operating activities used $11.2 million of net cash. Investing activities used $4.8 million of net cash, consisting of $2.3 million for the purchase of rights related to CO2 indicator technology from Futall AB and $2.5 million for capital additions. Financing activities provided $18.3 million, consisting of $18.6 million from the public offering of common stock, $1.3 million of cash received from the exercise of stock option and $0.4 million from tax benefits realized on stock options, offset in part by $1.8 million paid for dividends and $0.2 million for the repurchase of common stock. On May 3, 2006, we increased our quarterly dividend from $.07 per share to $.09 per share.

Cash, Short Term Investments and Working Capital

Cash and cash equivalents and short term investments were $138.4 million at March 31, 2007 as compared to $126.8 million at September 30, 2006.

At March 31, 2007, our working capital was $200.1 million compared to $169.8 million at September 30, 2006. At March 31, 2007, the current ratio was 11.0 to 1.0 and at September 30, 2006, the current ratio was 12.1 to 1.0.

Debt

We have no committed lines of financing.

Working capital policy and capital expenditures

Our current policy is to retain working capital and earnings for use in our business, subject to the payment of certain cash dividends. Such funds may be used for the buyback of our common stock, business acquisitions, product acquisitions and product development, among other things. We regularly evaluate and negotiate with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements and strategic alliances. Thus, for example, in April 2007, we announced the acquisition of two sleep diagnostic companies and their associated durable medical equipment company. The aggregate cash purchase price is $11.5 million plus a 10% earnout over the next three years.

Capital expenditures for the first six months of fiscal 2007 were approximately $1.7 million, and included equipment and building improvements at our New Jersey facility ($0.5 million), building improvement and equipment at our Colorado and Minnesota manufacturing plants ($0.5 million) and patents ($0.1 million).

Other

At March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

On May 7, 2007, our Board of Directors approved a quarterly dividend of $0.10 per share payable on May 31, 2007 to shareholders of record at the close of business on May 18, 2007. Shareholders with settlement dates after the May 18, 2007 record date will not receive this dividend, even if they entered into agreements to purchase their shares before May 18, 2007. Thus, for example, an investor who agrees to purchase shares before May 18, 2007 with a settlement date after May 18, 2007 will not receive the dividend.

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

In October 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 requires that a company use both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We do not believe that SAB 108 will have a material effect on the Company’s financial position or results of operation.

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

For the first six months of fiscal 2007, our international net revenue represented approximately 25.2% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 54.9% of our total international net revenues during the first six months of fiscal 2007. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of March 31, 2007.

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

            Since 1980, we have purchased our anesthesia face masks from a single source, Respironics, Inc., which maintains a site in the People’s Republic of China at which it manufactures face masks for our anesthesia segment. We have notified Respironics that we will not be renewing our current manufacturing agreement when it expires in the summer of 2007. We have entered into a new face mask agreement with a Chinese medical device manufacturer; we have also entered into a joint venture agreement with that supplier which is subject to the approval of the Chinese government. The joint venture agreement will enable us to invest in this new relationship if necessary to assure us that our new supplier can meet our demands for the quantities of anesthesia face masks that we will require. If we are unable to obtain our anesthesia face masks in the quantities we require, our business and revenue could be materially adversely affected. If the supply of our anesthesia face masks is interrupted or ceases for any reason, we could experience disruption in our business. In the event of such an interruption or cessation, we may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which could have a material adverse effect on our business, financial condition and results of operations.

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
William Craig Chief Financial Officer

Date: May 8, 2007

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