Form 10-Q
period 2007-06-30
VITAL SIGNS INC
filed 2007-08-09
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
________________

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 0-18793
__________________

VITAL SIGNS, INC.
(Exact name of registrant as specified in its charter)
__________________

New Jersey	11-2279807
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Campus Road
Totowa, New Jersey 07512
(Address of principal executive office, including zip code)

973-790-1330
(Registrant’s telephone number, including area code)

_________________________________________
(Former name, former address and former fiscal year, if changed since last report)
__________________

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At August 7, 2007, there were 13,273,442 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

INDEX

		Page
		Number
PART I.
Item 1.	Financial Statements
	Report of Independent Registered Public Accounting Firm	2
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and September 30,
	2006 (Audited)	3
	Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2007
	and 2006 (Unaudited)	4
	Condensed Consolidated Statements of Income for the Nine Months Ended June 30, 2007 and
	2006 (Unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2007
	and 2006 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20
Item 3.	Quantitative and Qualitative Disclosure About Market Risks	21
Item 4.	Controls and Procedures	21

PART II.
Item 1A	Risk Factors	22
Item 6.	Exhibits	23
	Signatures	24
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

     In this Quarterly Report, references to “Vital Signs,” “we,” “us” and “our” refer to Vital Signs, Inc. and its subsidiaries. Breas™ and Broselow® are our trademarks. We also have several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Quarterly Report are the property of their respective owners.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VITAL SIGNS, INC.

     We have reviewed the accompanying condensed consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of June 30, 2007 and the related condensed consolidated statements of income for the three months and nine months ended June 30, 2007 and 2006 and the condensed consolidated statement of cash flows for the nine months ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Vital Signs, Inc. and Subsidiaries as of September 30, 2006 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated November 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York
August 2, 2007

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)
	(In thousands of dollars)
A S S E T S
Current Assets:
Cash and cash equivalents	$53,237	$41,242
Short-term investments	82,395	85,565
Accounts receivable, less allowances for rebates and doubtful accounts of $10,343
and $8,526, respectively	37,729	34,284
Inventory	20,525	19,006
Prepaid expenses	3,413	4,453
Other current assets	1,052	596
Assets of discontinued business	18,187	—
Total Current Assets	216,538	185,146
Property, plant and equipment—net	33,047	33,129
Goodwill	76,817	79,272
Deferred income taxes	365	801
Other assets	8,247	7,506
Total Assets	$335,014	$305,854

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current Liabilities:
Accounts payable	$6,452	$5,488
Accrued expenses	10,630	9,136
Accrued income taxes	252	731
Liabilities of discontinued business	389	—
Total Current Liabilities	17,723	15,355
Minority interest	5,909	4,686
Commitments and contingencies
Stockholders’ Equity
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding
13,273,442 and 13,218,850 shares, respectively	48,014	44,798
Accumulated other comprehensive income	4,717	3,181
Retained earnings	258,651	237,834
Stockholders’ equity	311,382	285,813
Total Liabilities and Stockholders’ Equity	$335,014	$305,854

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three
	Months Ended
	June 30,
	2007	2006
	(In thousands, except
	per share amounts)
Revenues:
Net sales	$45,031	$43,344
Service revenue	6,704	5,200
	51,735	48,544
Cost of goods sold and services performed:
Cost of goods sold	20,970	20,947
Cost of services performed	2,611	1,943
	23,581	22,890
Gross profit	28,154	25,654
Operating expenses:
Selling, general and administrative	13,638	12,301
Research and development	2,042	1,897
Other expense	142	26
Total operating expenses	15,822	14,224
Operating Income	12,332	11,430
Other income
Interest income	1,216	779
Income from continuing operations before provision for income tax and minority interest .	13,548	12,209
Provision for income taxes	4,538	4,153
Income from continuing operations before minority interest	9,010	8,056
Minority interest in net income of subsidiary	277	292
Income from continuing operations	8,733	7,764
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(108)	180
Net income	$8,625	$7,944
Earnings per Common Share:
Basic
Income per share from continuing operations	$0.66	$0.59
(Loss) income per share from discontinued operations	$(0.1)	$0.01
Net earnings per share	$0.65	$0.60
Diluted
Income per share from continuing operations	$0.66	$0.59
(Loss) income per share from discontinued operations	$(0.01)	$0.01
Net earnings per share	$0.65	$0.60
Basic weighted average number of shares outstanding	13,233	13,159
Diluted weighted average number of shares outstanding	13,274	13,208
Dividends declared and paid per common share	$.10	$0.09

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
( Unaudited )

	For the Nine
	Months Ended
	June 30,
	2007	2006
	(In thousands, except
	per share amounts)
Revenues:
Net sales	$131,037	$124,374
Service revenue	16,753	14,606
	147,790	138,980
Cost of goods sold and services performed:
Cost of goods sold	61,720	59,983
Cost of services performed	6,778	6,063
	68,498	66,046
Gross profit	79,292	72,934
Operating expenses:
Selling, general and administrative	38,265	36,384
Research and development	5,614	5,294
Other expense	462	15
Total operating expenses	44,341	41,693
Operating Income	34,951	31,241
Other income
Interest income	3,315	2,009
Income from continuing operations before provision for income tax and minority interest .	38,266	33,250
Provision for income taxes	12,479	11,196
Income from continuing operations before minority interest	25,787	22,054
Minority interest in net income of subsidiary	773	664
Income from continuing operations	25,014	21,390
Discontinued Operations:
(Loss) income from discontinued operations, net of tax	(494)	682
Net income	$24,520	$22,072
Earnings per Common Share:
Basic
Income per share from continuing operations	$1.89	$1.66
(Loss) income per share from discontinued operations	$(0.04)	$0.05
Net earnings per share	$1.85	$1.71
Diluted
Income per share from continuing operations	$1.88	$1.65
(Loss) income per share from discontinued operations	$(0.04)	$0.05
Net earnings per share	$1.84	$1.70
Basic weighted average number of shares outstanding	13,223	12,881
Diluted weighted average number of shares outstanding	13,272	12,962
Dividends declared and paid per common share	$.29	$0.23

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended June 30,
	2007	2006
	(In thousands of dollars)
Cash Flows from Operating Activities:
Net income	$24,520	$22,072
(Income) loss from discontinued operations	494	(682)
Income from continuing operations	25,014	21,390
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	4,477	3,265
Deferred income taxes	448	294
Non-cash compensation expense	1,212	1,093
Minority interest in income of subsidiary	773	664
Changes in operating assets and liabilities:
Decrease (increase) in short term investments	3,170	(25,332)
(Increase) decrease in accounts receivable	(4,313)	67
(Increase) in inventory	(826)	(2,094)
Decrease (increase) in prepaid expenses and other current assets	218	(823)
(Increase) in other assets	(1,532)	(131)
Decrease in accounts payable	(574)	(655)
Increase (decrease) in accrued expenses	232	(959)
(Decrease) in income taxes payable	(479)	(1,914)
Net cash provided by (used in) continuing operations	27,820	(5,135)
Net cash provided by discontinued operations	384	515
Net cash provided by (used in) operating activities	28,204	(4,620)
Cash flows from investing activities:
Acquisition of property and equipment	(2,628)	(3,992)
Capitalization of software development costs	(770)	(213)
Capitalization of patent costs	(84)	(223)
Acquisition of Do You Snore LLC, Southern Medical Equipment Inc., Southern Sleep
Technologies LLC, Southern Home Respiratory LLC,
Net of Cash Acquired of $217,000	(11,873)
Acquisition of Futall AB	---	(2,276)
Net cash used in investing activities	(15,355)	(6,704)
Cash flows from financing activities:
Net proceeds from sale of common stock	---	18,575
Dividends paid	(3,702)	(2,956)
Tax benefit on stock options	630	1,989
Proceeds from exercise of stock options	1,374	4,113
Repurchase of common stock	---	(217)
Net cash (used in) provided by financing activities	(1,698)	21,504
Effect of foreign currency translation	1,757	1,022
Net increase in cash and cash equivalents	12,908	11,202
Cash and cash equivalents at beginning of period	40,329	18,207
Cash and cash equivalents at end of period	$53,327	$29,409
Supplemental disclosures of cash flow information:
Cash paid during the three months for:
Interest	$58	$ ---
Income taxes	$8,590	$9,519

(See Notes to Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1. The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of income for the three months and nine months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2007 and 2006, have been prepared by Vital Signs, Inc. (the “registrant”, the “Company”, “Vital Signs”, “we”, “us”, or “our”) and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2007 and the results of operations for the three months and nine months ended June 30, 2007 and 2006, and the cash flows for the nine months ended June 30, 2007 and 2006, have been made.

     2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements.

     3. At June 30, 2007, the Company’s inventory was comprised of raw materials of $ 13,214,188 and finished goods of $ 7,310,953. At September 30, 2006, the Company’s inventory was comprised of raw materials of $12,806,848 and finished goods of $ 6,198,817.

     4. In December 2006, the Company commenced a process to sell its Pharmaceutical Technology Services segment. Accordingly, the results for its Pharmaceutical Technology Services segment have been presented as a discontinued operation for all periods presented.

The operating results of the discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Revenue	$3,117	$3,635	$8,390	$12,222
Pre-Tax (loss) income	(151)	290	(721)	1,088
Income tax (expense) benefit	43	(110)	227	(406)
Income (loss) from discontinued operations	$(108)	$180	$(494)	$682

     The condensed consolidated statements of income for the three and nine months ended June 30, 2007 and condensed consolidated statements of cash flows have been reclassified to reflect the discontinued operations.

     The assets and liabilities attributable to discontinued operations are stated separately as of June 30, 2006 in the condensed consolidated balance sheet. The assets of the discontinued operations are included in current assets in the accompanying balance sheet because the assets are expected to be sold in the next year. The September 30, 2006 balance sheet has not been reclassified.

     The major asset and liability categories attributable to discontinued operations are as follows:

At June 30, 2007
(In Thousands)
Cash	$621
Accounts receivable	3,338
Net property	152
Goodwill	12,978
Other assets	1,098
Assets attributable to discontinued operations	$18,187
Accounts payable and other accrued liabilities	389
Liabilities attributable to discontinued operations	$389

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     5. The Company has aggregated its business units into four reportable segments: Anesthesia, Respiratory/Critical Care, Sleep Disorder and Interventional Cardiology/Radiology. As such, management evaluates performance on the basis of gross profits and operating results of the four business segments. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing, sales and administration costs; therefore, the operating income, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated these shared costs on a net sales basis to arrive at operating profit for the anesthesia and respiratory/critical care segments. Total assets and capital expenditures for anesthesia and respiratory/critical care have also been allocated on a net sales basis. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

		Respiratory		Interventional
		/ Critical	Sleep	Cardiology/	Discontinued
	Anesthesia	Care	Disorders	Radiology	Operations	Consolidated
Three months Ended June 30,	(dollars in thousands)
2007
Net revenues	$19,876	$11,550	$13,352	$6,957		$51,735
Gross profit	10,422	6,295	7,409	4,028		28,154
Gross profit percentage	52.4%	54.6%	55.5%	57.9%		54.4%
Operating income	4,693	2,733	1,732	3,174		12,332
2006
Net revenues	$18,379	$11,438	$11,973	$6,754		$48,544
Gross profit	9,571	5,902	6,756	3,425		25,654
Gross profit percentage	52.1%	51.6%	56.4%	50.7%		52.9%
Operating income	3,864	2,961	1,963	2,642		11,430

		Respiratory		Interventional
		/ Critical	Sleep	Cardiology/	Discontinued
	Anesthesia	Care	Disorders	Radiology	Operations	Consolidated
Nine months Ended June 30,			(dollars in thousands)
2007
Net revenues	$56,453	$34,831	$36,710	$19,796		$147,790
Gross profit	29,003	19,053	20,151	11,085		79,292
Gross profit percentage	51.4%	54.7%	54.9%	56.0%		53.7%
Operating income	12,974	8,005	5,316	8,656		34,951
Total assets	153,193	94,517	57,077	12,040	18,187	335,014
Capital expenditures	1,208	745	1,177	352		3,482
2006
Net revenues	$53,957	$32,943	$33,780	$18,300		$138,980
Gross profit	27,907	17,328	18,214	9,485		72,934
Gross profit percentage	51.8%	52.6%	53.9%	51.8%		52.5%
Operating income	11,393	8,353	4,588	6,907		31,241
Total assets	150,678	73,995	41,851	11,434	19,515	297,473
Capital expenditures	1,826	1,047	1,087	468		4,428

6. Other comprehensive income for the periods ended June 30, 2007 and 2006 consisted of:

	Three Months Ended		Nine Months Ended
(in thousands)	June 30,		June 30,
	2007	2006	2007	2006
Net income	$8,625	$7,944	$24,520	$22,072
Foreign currency translation	547	1,105	1,536	993
Comprehensive income	$9,172	$9,049	$26,056	$23,065

     7. As a result of the adoption of SFAS No. 123R, the Company’s net income for the nine months ended June 30, 2007 and June 30, 2006 includes $1,212,000 and $1,093,000, respectively, of compensation expense and $630,000 and $1,989,000, respectively, of income tax benefits related to the Company’s stock options. The stock based compensation expense is included as a component of both selling, general and administrative and research and development expenses. The stock based compensation expense for selling, general and administrative and research and development for the nine months ended June 30, 2007 and 2006 was $885,000 and $834,000, respectively and $327,000 and $259,000, respectively.

     8. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“SFAS 109”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

     The Company does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the Company’s consolidated financial position or results of operations.

     9. In connection with a finalization of an Internal Revenue Service examination of the Company’s 2003 and 2004 Federal income tax returns, the Company decreased its tax provision in the first quarter of fiscal 2007 by $419,000.

     10. On April 3, 2007, the Company’s Sleep Services of America subsidiary acquired the assets of Do You Snore, LLC, Southern Medical Equipment, Inc., and Advanced Sleep Technologies of Georgia, Inc. each of which is located in Atlanta, Georgia. Do You Snore, LLC and Advanced Sleep Technologies of Georgia Inc. primarily provide sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Medical Equipment is a provider primarily of CPAP equipment to sleep apnea patients. These acquisitions allow Sleep Services of America to expand its geographic reach along the South East Coast, as well as expanding its strategy of providing the patient with the complete range of sleep services. Sleep Services of America is uniquely positioned to address the patient’s needs, by guiding them through the diagnostic procedure, through the set up and use of CPAP treatment devices and through the follow-up services.

      The aggregate cash purchase price was comprised of (i) an initial payment of $ 9.9 million with an additional $2.0 million payable upon collection of accounts receivable and, (ii) a 10% earnout over the next three years. The assets acquired, consisting primarily of accounts receivable, inventory and fixed assets amounted to $3.1 million and the liabilities amounted to approximately $1.4 million, consisting principally of a $1.0 million note payable for leased equipment. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill and may be subject to adjustment, was approximately $ 8.2 million and is included in the sleep disorder segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”). Pro Forma information is not required since the acquisition is not considered a significant subsidiary.

      The Company’s ownership in Sleep Services of America increased from 70% to 73%, with John Hopkins Health System Corporation owning 26%.

      A valuation of the assets acquired will be completed by fiscal year end September 30, 2007 and may result in a change in the allocation of the goodwill.

      The results of operations of Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc. have been included in the sleep disorder segment since April 1, 2007.

      11. On June 28, 2007, the Company’s Sleep Services of America subsidiary acquired the assets of Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC. Southern Sleep Technologies, LLC primarily provides sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Home Respiratory Care, LLC is a provider primarily of CPAP equipment to sleep apnea patients. The aggregate cash purchase price is comprised of (i) an initial payment of $ 2.3 million with an additional $0.8 million payable upon the collection of accounts receivable and, (ii) a 10% earnout over the next three years. The assets acquired, consisting primarily of accounts receivable amounted to $0.8 million and the liabilities amounted to approximately $0.4 million, consisting principally of accounts payable and a $0.2 million note payable for leased equipment. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill and may be subject to adjustment, was approximately $ 1.9 million and is included in the sleep disorder segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”).

      The results of operations of Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC. have been included in the sleep disorder segment since June 28, 2007.

     12. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments are sales made to distributors. For the three month and nine month periods ended June 30, 2007, these sales accounted for approximately 29.8% and 30.7%, respectively, of the net sales of the Company. The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These rebate amounts are estimated to be $18.0 million and $52.3 million for the three months and nine months ended June 30, 2007 and are deducted from the gross sales to arrive at the Company’s reportable net sales for each period.

     13. In accordance with Statement of Financial Standards No. 142 (“Goodwill and Other Intangible Assets”), goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2007 and found no impairment. If the Company is required to record impairment charges in the future, it could have a material adverse impact on the Company’s results of operations and financial condition.

Summary of Goodwill:

	Nine months ended
	June 30,
	2007	2006
Beginning balance	$79,272	$77,167
Goodwill of discontinued operations	(12,978)	---
Goodwill resulting from an increase in minority interest in SSA	450	----
Goodwill acquired Futall	---	2,105
Goodwill acquired Do You Snore, LLC & Advanced Sleep
Technologies of Georgia ,Inc	6,273	---
Goodwill acquired Southern Medical Equipment, Inc	1,942	---
Goodwill acquired Southern Sleep Technologies, LLC	1,029	---
Goodwill acquired Southern Home Respiratory Care, LLC	829	---
Ending balance	$76,817	$79,272

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

Anesthesia

Our single-patient use anesthesia products are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient's pulmonary system, remove anesthetic gases, oxygen and carbon dioxide from a patient and link a patient with various monitors. Our principal anesthesia products consist of face masks and breathing circuits. Prior to this fiscal year, we had included within this segment the products sold by our Thomas Medical Products subsidiary. Thomas Medical primarily manufactures vascular access products for sale to other health care product providers to be used in their products, kits or sold as a finished product. The results of Thomas Medical are now reported under the business segment Interventional Cardiology/Radiology.

Revenues in our anesthesia segment are driven primarily by the extent to which our hospital customers perform general surgeries. In addition, because most of our anesthesia products are single use products, we benefit when hospitals undertake programs to reduce the frequency of infections, known as nosocomial infections, which originate or occur within their settings. Revenues in this segment are negatively impacted by the trend among hospitals to allow group purchasing organizations to negotiate contracts with medical device manufacturers on their behalf. Expenses in our anesthesia segment are driven primarily by the cost of raw materials, labor costs and freight expenses. For information regarding a prospective change in the supplier of our face masks, see Item 1A of Part II of this Quarterly Report.

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

Sleep Disorders

We serve the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through our Sleep Services of America, or SSA, subsidiary, we provide sleep diagnostic testing services in the United States in free standing laboratories and, through contracts with hospitals, for patients suspected of suffering from obstructive sleep apnea. We have focused our efforts on laboratories affiliated with hospitals, such as Johns Hopkins and the University of Maryland. Our diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. Our principal expense in our sleep diagnostic services business is the cost of employing the technicians who operate the sleep laboratories.

Our Breas Medical AB, or Breas, subsidiary is a European manufacturer of personal ventilators for obstructive sleep apnea, respiratory distress and long term ventilation. Our sleep disorder products deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. Our sleep disorder products employ continuous positive airway pressure, or CPAP, which is a common method for treating obstructive sleep apnea. We have manufactured and distributed CPAP systems for more than a decade in the international markets. These sales depend principally on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like our anesthesia and respiratory/critical care businesses, our Breas subsidiary faces the challenge of controlling raw material, labor and freight costs. To date, we have had only limited sales of our sleep disorder products in the United States due to the dominance by our competitors in selling to home supply dealers. Our United States strategy is to sell these products primarily through our managed and owned sleep centers.

Interventional cardiology/radiology

Through our Thomas Medical subsidiary, we participate in the interventional cardiology/radiology market. In this business we design, develop, and manufacture precision devices that are used in electrophysiology, cardiology, radiology, critical care and anesthesia procedures. While this business benefits from the overall development of less invasive procedures in healthcare, it is highly dependent upon the conversion of development concepts to commercial products by our research and development team. We sell these products primarily through major cardiology/radiology companies. The customer base is, in turn, subject to stringent regulatory requirements as well as competitive pressures.

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

Net revenues

Net revenues consist of sales of our anesthesia, respiratory/critical care, sleep disorder, interventional cardiology/radiology and personal ventilation products and revenues from our sleep disorder diagnostic services. The amount and percentage of our net revenue derived from each of our business segments were as follows during the periods indicated:

	Three months ended		Three months ended
	June 30, 2007		June 30, 2006
		Percent of		Percent of
	Net	total	Net	total
(dollars in thousands)	revenue	revenue	revenue	revenue
Anesthesia	$19,876	38.4%	$18,379	37.8%
Respiratory/critical care	11,550	22.3%	11,438	23.6%
Sleep disorder and personal ventilation	13,352	25.8%	11,973	24.7%
Interventional cardiology/radiology	6,957	13.5%	6,754	13.9%
Total	$51,735	100.0%	$48,544	100.0%

	Nine months ended		Nine months ended
	June 30, 2007		June 30, 2006
		Percent of		Percent of
	Net	total	Net	total
(dollars in thousands)	revenue	revenue	revenue	revenue
Anesthesia	$56,453	38.2%	$53,957	38.8%
Respiratory/critical care	34,831	23.6%	32,943	23.7%
Sleep disorder and personal ventilation	36,710	24.8%	33,780	24.3%
Interventional cardiology/radiology	19,796	13.4%	18,300	13.2%
Total	$147,790	100.0%	$138,980	100.0%

For all product sales, revenue is recognized when title to the product passes to the customer. For product sales to all customers, except for certain domestic distributors, title passes upon shipment of the product by us. For sales through certain domestic distributors, title passes when the product is received by the distributor.

For service revenue in the sleep disorder segment, revenue is recognized when the service is performed.

Gross revenues associated with our anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors.

We have provided a reconciliation of gross to net product sales, as well as a comparison with service revenues, below:

		Three months ended		Nine months ended
		June 30,		June 30,
		(in thousands)		(in thousands)
		2007	2006	2007	2006
	Gross sales	$63,670	$61,059	$186,293	$175,151
	Rebates	(18,072)	(16,629)	(52,332)	(47,466)
	Other deductions (1)	(567)	(1,086)	(2,924)	(3,311)
	Net sales	45,031	43,344	131,037	124,374
	Service revenues	6,704	5,200	16,753	14,606
	Total net revenues	$51,735	$48,544	$147,790	$138,980

(1)	Other deductions consist of discounts, returns and allowances.

Research and development

The focus of our research and development efforts, and the amount of such expenses that we incur, vary from year to year and quarter to quarter based on the specific needs of our business. For the three months ended June 30, 2007 and 2006, we incurred research and development expenses of $2.0 million and $1.9 million, respectively. For the nine months ended June 30, 2007 and 2006, we incurred research and development expenses of $5.6 million and $5.3 million, respectively.

International sales

Our products are sold in over 70 countries worldwide. The table below sets forth our international sales, by segment, for the periods presented:

	2007		2006
Three months ended		Percent of		Percent of
June 30,	Net	total	Net	total
(dollars in thousands)	revenue	revenue	revenue	revenue
Anesthesia	$3,222	6.2%	$2,593	5.3%
Respiratory/critical care	2,926	5.7%	3,372	6.9%
Sleep disorder	6,647	12.8%	6,773	14.0%
Total	$12,795	24.7%	$12,738	26.2%

	2007		2006
Nine months ended		Percent of		Percent of
June 30,	Net	total	Net	total
(dollars in thousands)	revenue	revenue	revenue	revenue
Anesthesia	$7,858	5.3%	$6,849	4.9%
Respiratory/critical care	9,213	6.2%	9,747	7.0%
Sleep disorder	19,957	13.5%	19,174	13.8%
Total	$37,028	25.1%	$35,770	25.7%

Foreign exchange risks

Our international business exposes us to foreign exchange risks, particularly with respect to international sales of our sleep disorder and personal ventilation products by our Breas subsidiary. Sales of such products by our Breas subsidiary are translated from Swedish kroner to United States dollars.

Results of operations

The following table sets forth, for the periods indicated, certain statement of income data as a percentage of our net revenue.

	Three Months Ended Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Consolidated statement of income data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.6	47.2	46.4	47.5
Gross profit:
Anesthesia	52.4	52.1	51.4	51.8
Respiratory/critical care	54.6	51.6	54.7	52.6
Sleep disorder	55.5	56.4	54.9	53.9
Interventional cardiology/radiology	57.9	50.7	56.0	51.8
Total	54.4	52.9	53.7	52.5
Operating expenses:
Selling, general and administrative	26.4	25.3	25.9	26.2
Research and development	4.0	3.9	3.8	3.8
Other expense, net	0.3	0.1	0.3	0.0
Total operating expenses	30.6	29.3	30.0	30.0
Interest income, net	(2.4)	(1.6)	(2.3)	(1.5)
Provision for income taxes	8.8	8.6	8.4	8.1
Income from continuing operations	16.9	16.0	16.9	15.4
Net income	16.7	16.4	16.6	15.9

Comparison of Results for the Three-Months Ended June 30, 2007 to the Three-Months Ended June 30, 2006.

Net Revenue. Net revenues for the three months ended June 30, 2007 increased by 6.6% (an increase of 5.4% excluding the favorable effect of foreign exchange) to $51.7 million as compared to $48.5 million in the comparable period last year. Of our total revenues, $38.9 million, or 75.3%, were derived from domestic sales and $12.8 million, or 24.7%, were derived from international sales. Domestic revenues increased by 8.7%, from $35.8 million for the third quarter of fiscal 2006 to $38.9 million for the third quarter of fiscal 2007. International sales increased by 0.5%, from $12.7 million for the third quarter of fiscal 2006 to $12.8 million for the third quarter of fiscal 2007. The international sales increase would have been a 4.0% decrease were it not for favorable foreign exchange rates.

     The following are the net revenues by business segment for the three months ended June 30, 2007 compared to the three months ended June 30, 2006:

NET REVENUE BY BUSINESS SEGMENT
Three months ended June 30,			Percent
(Dollars in thousands)	2007	2006	change
Consolidated statement of income data:
Anesthesia	$19,876	$18,379	8.1%
Respiratory/critical care	11,550	11,438	1.0%
Sleep disorder	13,352	11,973	11.5%
Interventional cardiology/radiology	6,957	6,754	3.0%
Total	$51,735	$48,544	6.6%

Anesthesia. Sales of anesthesia products increased 8.2% from $18.4 million for the three months ended June 30, 2006 to $19.9 million for the three months ended June 30, 2007. Domestic sales of anesthesia products increased 5.5%, from $15.8 million for the three months ended June 30, 2006 to $16.7 million for the three months ended June 30, 2007, primarily from a 15.7% increase in our Limbo product line and a 14.1% increase in our Anesthesia Circuit product line. International sales of anesthesia products increased 24.2%, from $2.6 million for the three months ended June 30, 2006 to $3.2 million for the three months ended June 30, 2007, reflecting increases in our Limbo and Anesthesia Circuits product lines.

Respiratory/critical care. Sales of respiratory/critical care products increased 1.0%, from $11.4 million for the three months ended June 30, 2006 to $11.5 million for the three months ended June 30, 2007, reflecting increases in our Broselow Color Coded Kids and Actar product lines, offsetting a decline in our ABG product line. Domestic sales of respiratory/critical care products increased by 6.9%, from $8.1 million for the three months ended June 30, 2006 to $8.6 million for the three months ended June 30, 2007. International sales of respiratory/critical care products decreased by 13.2%, from $3.4 million for the three months ended June 30, 2006 to $2.9 million for the three months ended June 30, 2007.

Sleep Disorder. Net revenues in our sleep disorder segment increased 11.5% (an increase of 6.8% excluding foreign exchange) from $12.0 million for the three months ended June 30, 2006 to $13.4 million for the three months ended June 30, 2007. Excluding the favorable effect of foreign exchange translation (of approximately $0.5 million), revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, decreased 2.0%, from $6.8 million during the three months ended June 30, 2006 to $6.6 million during the three months ended June 30, 2007. The net revenues at Sleep Services of America (SSA), our domestic sleep diagnostic business increased 28.9%, from $5.2 million during the three months ended June 30, 2006 to $6.7 million during the three months ended June 30, 2007, primarily due to the acquisition of Do You Snore, LLC and Southern Medical Equipment, Inc. The acquisition on June 28, 2007 had an immaterial impact on revenue for the quarter.

Interventional cardiology/radiology. Our interventional cardiology/radiology segment revenues increased by 3.0% from $6.8 million for the three months ended June 30, 2006 to $7.0 million for the three months ended June 30, 2007, resulting from an increase in our introducer sheath product line.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four continuing segments:

Three months ended June 30,
(Dollars in thousands)	2007		2006
	Gross	Gross	Gross	Gross
	profit	profit	profit	profit
		margin		margin
Anesthesia	$10,422	52.4%	$9,571	52.1%
Respiratory/critical care	6,295	54.6	5,902	51.6
Sleep disorder	7,409	55.5	6,756	56.4
Interventional cardiology/radiology	4,028	57.9	3,425	50.7
Total	$28,154	54.4%	$25,654	52.9%

Gross profit dollar improvements in our anesthesia and respiratory/critical care segments correspond to the continued focus on cost improvement projects in our manufacturing facilities. The implementation of several of these projects has had a positive impact on both our anesthesia and respiratory /critical care segments. The gross profit margin in the anesthesia segment improved 0.3% compared to the prior period. The gross profit margin in the respiratory/critical care segment improved 3.0% compared to the same period last year primarily due to the increase in sales in our Broselow Color Coded Kids and Actar product lines. The gross profit margin decreased in our sleep disorder segment by 0.9% compared to the same period last year primarily due to the sales product mix of our Breas product lines. The gross profit margin in our interventional cardiology/radiology segment increased from 50.7% in the third quarter of fiscal 2006 to 57.9% in the third quarter of fiscal 2007. The increase is attributable to increased sales in our introducer sheath product line.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 10.9%, from $12.3 million for the three months ended June 30, 2006 to $13.6 million for the three months ended June 30, 2007. The increase consists primarily of $0.6 million in costs associated with our new acquisitions within our sleep disorder segment, in addition to $0.3 million in increased compensation expense.

Research and Development Expenses. Research and development expenses increased by approximately $0.1 million, or 7.6%, from $1.9 million for the three months ended June 30, 2006 to $2.0 million for the three months ended June 30, 2007.

Other Expense. Other expense, included in operating expenses was $26,000 and $142,000 for the three months ended June 30, 2006 and 2007, respectively. The difference reflects an increase in legal fees relating to the enforcement of our rights against a former employee.

Interest Income and Expense. Interest income increased $0.4 million from $0.8 million for the three months ended June 30, 2006 to $1.2 million during the three months ended June 30, 2007, resulting from the increase in available cash and cash equivalents and short-term investments, as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended June 30, 2006 and 2007 was $4.2 million and $4.5 million, respectively, reflecting effective tax rates of 34.0% and 33.5% for these periods respectively.

Discontinued Operations. The net income (loss) from discontinued operations was $180,000 and $(108,000) for the three months ended June 30, 2006 and 2007, net of taxes.

Comparison of Results for the Nine-Months Ended June 30, 2007 to the Nine-Months Ended June 30, 2006.

Net Revenue. Net revenues for the nine months ended June 30, 2007 increased by 6.3% (an increase of 4.8% excluding the favorable effect of foreign exchange) to $147.8 million as compared to $139.0 million in the comparable period last year. Of our total revenues, $110.8 million, or 74.9%, were derived from domestic sales and $37.0 million, or 25.1%, were derived from international sales. Domestic revenues increased by 7.3%, from $103.2 million for the first nine months of fiscal 2006 to $110.8 million for the first nine months of fiscal 2007. International sales increased by 3.5%, from $35.8 million for the first nine months of fiscal 2006 to $37.0 million for the first nine months of fiscal 2007. The international sales increase would have been a 2.0% decrease were it not for favorable foreign exchange rates.

     The following are the net revenues by business segment for the nine months ended June 30, 2007 compared to the nine months ended June 30, 2006:

NET REVENUE BY BUSINESS SEGMENT

Nine months ended June 30,			Percent
(Dollars in thousands)	2007	2006	change
Consolidated statement of income data:
Anesthesia	$56,453	$53,957	4.6%
Respiratory/critical care	34,831	32,943	5.7%
Sleep disorder	36,710	33,780	8.7%
Interventional cardiology/radiology	19,796	18,300	8.2%
Total	$147,790	$138,980	6.3%

Anesthesia. Sales of anesthesia products increased 4.6% from $54.0 million for the nine months ended June 30, 2006 to $56.5 million for the nine months ended June 30, 2007. The increase resulted primarily from a 9.8% increase in sales of our Limbo product line and a 12.4% increase in sales of our Infusor product line. Domestic sales of anesthesia products increased 3.2%, from $47.1 million for the nine months ended June 30, 2006 to $48.6 million for the nine months ended June 30, 2007. International sales of anesthesia products increased 14.7%, from $6.8 million for the nine months ended June 30, 2006 to $7.9 million for the nine months ended June 30, 2007.

Respiratory/critical care. Sales of respiratory/critical care products increased 5.7%, from $32.9 million for the nine months ended June 30, 2006 to $34.8 million for the nine months ended June 30, 2007. This result was primarily attributable to a 57.6% increase in sales of our Actar and Broselow Color Coded product lines, offsetting a decline in our ABG and resuscitator product lines. Domestic sales of respiratory/critical care products increased by 10.4%, from $23.2 million for the nine months ended June 30, 2006 to $25.6 million for the nine months ended June 30, 2007. International sales of respiratory/critical care products decreased by 5.5%, from $9.7 million for the nine months ended June 30, 2006 to $9.2 million for the nine months ended June 30, 2007.

Sleep Disorder. Net revenues in our sleep disorder segment increased 8.7% (an increase of 2.6% excluding foreign exchange) from $33.8 million for the nine months ended June 30, 2006 to $36.7 million for the nine months ended June 30, 2007. Excluding the favorable effect of foreign exchange translation (of approximately $0.9 million), revenues for Breas, our European manufacturer of personal ventilators and CPAP devices, increased 4.1%, from $19.2 million during the nine months ended June 30, 2006 to $20.0 million during the nine months ended June 30, 2007. The net revenue at Sleep Services of America (SSA), our domestic sleep diagnostic business, increased 14.7%, primarily due to the acquisition of Do You Snore, LLC and Southern Medical Equipment, Inc. The acquisition on June 28, 2007 had no impact on revenue for the quarter.

Interventional cardiology /radiology. Our interventional cardiology/radiology segment revenues increased by 8.2% from $18.3 million for the nine months ended June 30, 2006 to $19.8 million for the nine months ended June 30, 2007, resulting from an increase in revenue in our introducer sheath product line.

Gross profit

We have set forth below the dollar amount of our gross profits and our gross profit margins for each of our four continuing segments:

Nine months ended June 30,
(Dollars in thousands)	2007		2006
	Gross	Gross	Gross	Gross
	profit	profit	profit	profit
		margin		margin
Anesthesia	$29,003	51.4%	$27,907	51.8%
Respiratory/critical care	19,053	54.7	17,328	52.6
Sleep disorder	20,151	54.9	18,214	53.9
Interventional cardiology/radiology	11,085	56.0	9,485	51.8
Total	$79,292	53.7%	$72,934	52.5%

The gross profit margin remained relatively even in the anesthesia segment from 51.8% for the nine months ended June 30, 2006 to 51.4% for the nine months ended June 30, 2007. The gross profit margin in the respiratory/critical care segment improved 2.1% from 52.6% for the nine months ended June 30, 2006 to 54.7% for the nine months ended June 30, 2007, resulting primarily from sales volume increases in our Broselow and Actar product lines. The gross profit margin increase in our sleep disorder segment resulted from increased gross profit margins in our sleep disorder diagnostic services from 58.5% for the nine months ended June 30, 2006 to 59.4% for the nine months ended June 30, 2007. The gross profit margin improvement of 4.2% in our interventional cardiology/radiology segment resulted primarily from an increase in sales of introducer sheath product.

Gross profits in our anesthesia segment will likely be impacted in the future by our previously announced decision that we do not intend to renew our manufacturing agreement with Respironics when it expires in the summer of 2007. To limit the impact, on August 6, 2007 we entered into an agreement with Respironics under which we have agreed to purchase certain molds, tooling, equipment and intellectual property used in the production of our face masks, and under which Respironics has agreed to continue to supply us with a portion of our face mask requirements for six months. Additionally, we have entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. In addition, we have reached an agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. We believe that the transition of suppliers will have little to no financial impact for the remainder of the 2007 fiscal year, given our current inventory level. We expect to start realizing cost savings and improved margins from our new supply agreement in late fiscal 2008. Actual results could differ materially from this forward-looking statement as a result of a variety of factors, including difficulties associated with ramping-up supply with a new supplier, potential delays in obtaining approval from the Chinese government and other risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2006. Reference is also made in Item 1A of Part II of this Quarterly Report.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 5.2%, from $36.4 million for the nine months ended June 30, 2006 to $38.3 million for the nine months ended June 30, 2007. The increase consists primarily of increased healthcare costs, compensation costs and selling administrative fees to group purchasing organizations and distributors, in addition to $0.6 million in costs associated with our new acquisitions within our sleep disorder segment.

Research and Development Expenses. Research and development expenses increased by approximately $0.3 million, or 6.0%, from $5.3 million for the nine months ended June 30, 2006 to $5.6 million for the nine months ended June 30, 2007.

Other Expense. Other expense, included in operating expenses was $15,000 and $462,000 for the nine months ended June 30, 2006 and 2007, respectively. The increase is primarily due to legal fees of $245,000 relating to the enforcement of our rights against a former employee and $75,000 in severance.

Interest Income and Expense. Interest income increased $1.3 million from $2.0 million for the nine months ended June 30, 2006 to $3.3 million during the nine months ended June 30, 2007, resulting from the increase in available cash and cash equivalents and short-term investments, as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the nine months ended June 30, 2006 and 2007 was $11.2 million and $12.5 million, respectively, reflecting effective tax rates of 33.7% and 32.6% for these periods, respectively. The reduction in the effective tax rate resulted primarily from the completion of an Internal Revenue Service examination of our 2003 and 2004 federal income tax returns, where it was determined that certain reserves were no longer required.

Discontinued Operations. The net income (loss) from discontinued operations was $682,000 and $(494,000) for the nine months ended June 30, 2006 and 2007, respectively, net of taxes.

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

During the nine months ended June 30, 2007, continuing operating activities provided $27.8 million of net cash. Investing activities used $15.4 million of net cash, primarily for the acquisition of two sleep diagnostic companies and their associated durable medical equipment company. Financing activities used $1.7 million of net cash, consisting of $3.7 million paid for dividends, offset in part by $1.4 million of cash received from the exercise of stock options and 0.6 million from tax benefits realized on stock options. On May 7, 2007, we increased our quarterly dividend from $.09 per share to $.10 per share.

During the nine months ended June 30, 2006, operating activities used $5.0 million of net cash. Investing activities used $6.7 million of net cash, consisting of $2.3 million for the purchase of rights related to CO2 indicator technology from Futall AB and $4.4 million for capital additions. Financing activities provided $21.5 million of net cash, consisting of $18.6 million from the public offering of common stock, $4.1 million of cash received from the exercise of stock option and $2.0 million from tax benefits realized on stock options, offset in part by $3.0 million paid for dividends and $0.2 million for the repurchase of common stock. On May 3, 2006, we increased our quarterly dividend from $.07 per share to $.09 per share.

Cash, Short Term Investments and Working Capital

Cash and cash equivalents and short term investments were $135.6 million at June 30, 2007 as compared to $126.8 million at September 30, 2006.

At June 30, 2007, our working capital was $198.8 million compared to $169.8 million at September 30, 2006. At June 30, 2007, the current ratio was 12.2 to 1.0 and at September 30, 2006, the current ratio was 12.1 to 1.0.

Debt

We have no committed lines of financing.

Working capital policy and capital expenditures

Our current policy is to retain working capital and earnings for use in our business, subject to the payment of certain cash dividends. Such funds may be used for business acquisitions, product acquisitions and product development, among other things. We regularly evaluate and negotiate with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements and strategic alliances. Thus, for example, in April 2007, we announced the acquisition of two sleep diagnostic companies and their associated durable medical equipment company. The aggregate cash purchase price was $11.9 million plus a 10% earnout over the next three years.

Capital expenditures for the first nine months of fiscal 2007 were approximately $3.5 million, and included equipment and building improvements at our New Jersey facility ($.8 million), building improvement and equipment at our Colorado and Minnesota manufacturing plants ($0.9 million), lab equipment at our sleep labs ($.1 million), equipment at our Pennsylvania manufacturing plant ($0.3 million), computer & software upgrades ($0.3 million), office furniture ($0.2 million), capitalized software ($0.8 million) and patents ($0.1 million).

Other

At June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

On August 2, 2007, our Board of Directors approved a quarterly dividend of $0.10 per share payable on August 31, 2007 to shareholders of record at the close of business on August 17, 2007.

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

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“SFAS 109”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. We do not expect that FIN 48 will have a material effect on our consolidated financial condition or results of operations.

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

We do not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the our consolidated financial position or results of operations.

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

For the first nine months of fiscal 2007, our international net revenue represented approximately 25.0% of our total net revenues. Our Breas subsidiary, located in Sweden, represented 53.00% of our total international net revenues during the first nine months of fiscal 2007. We do not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. We have not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of June 30, 2007.

Our primary risk involving price changes relates to raw materials used in our operations. We are exposed to changes in the prices of resins and latex for the manufacture of our products. We do not enter into commodity futures or derivative instrument transactions. Except with respect to our historical practice of maintaining a single source of supply for face masks, we seek to maintain commercial relations with multiple suppliers. When prices for raw materials rise, we attempt to source alternative supplies.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

     On February 2, 2007, we announced that we had given notice to Respironics Inc., our supplier of anesthesia face masks, that we will not be renewing our current manufacturing agreement when it expires in the summer of 2007. We also announced that we had entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. Further, we announced that we have reached a binding agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. In that February 2, 2007 announcement we had also stated that the supply of face masks from Respironics would continue through the end of our current contract. Subsequent to that announcement, on August 6, 2007, Respironics and we have agreed to continue the supply of a portion of our face mask requirements for an additional six months. This agreement also addressed the disposition of certain molds, tooling and intellectual property used in the manufacture of the face mask. As a result of these developments, we have revised our risk factor relating to our purchase of face masks. The following risk factor supercedes the risk factor description of our relationship with Respironics set forth in our Annual Report on Form 10-K for the year ended September 30, 2006.

We are dependent on a single supplier for one of our key products.

Since 1980, we have purchased our anesthesia face masks from a single source, Respironics, Inc., which maintains a site in the People’s Republic of China at which it manufactures face masks for our anesthesia segment. We have notified Respironics that we will not be renewing our current manufacturing agreement when it expires in the summer of 2007, although we may continue purchasing face masks from Respironics through January 2008. We have entered into a new face mask agreement with a Chinese medical device manufacturer; we have also entered into a joint venture agreement with that supplier which is subject to the approval of the Chinese government. The joint venture agreement will enable us to invest in this new relationship, if necessary, to assure us that our new supplier can meet our demands for the quantities of anesthesia face masks that we will require. If we are unable to obtain our anesthesia face masks in the quantities we require, our business and revenue could be materially adversely affected. If the supply of our anesthesia face masks is interrupted or ceases for any reason, we could experience disruption in our business. In the event of such an interruption or cessation, we may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which could have a material adverse effect on our business, financial condition and results of operations.

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
William Craig
Chief Financial Officer

Date: August 2, 2007

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