Form 10-K
period 2007-09-30
VITAL SIGNS INC
filed 2007-12-14
CIK 865846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.
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
☐ Yes ☒ No

          Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

          Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes ☒ No

          The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2007), was approximately $398,176,946

          Number of shares of Common Stock outstanding as of December 14, 2007: 13,286,050

          Documents incorporated by reference: Definitive Proxy Statement for 2008 Annual Meeting of Shareholders (Part III).

VITAL SIGNS, INC.
TABLE OF CONTENTS

In this Annual Report, references to “Vital Signs,” “the Company,” “we,” “us,” and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar®, Actar D-FibTM, Babysafe™, Breas®, Breas HA50™, Breas PV403™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO2™, Code Blue II™, Color Coding Kids®, CUFF-ABLE™, enFlow®, iMask™, iSleep by Breas®, InfusaScan®, INFUSABLE®, Limb-q™, Misty OX®, Pedi Blue II™, RediTubeTM, SteeLiteTM, SURE-LOK™, TurboHeater™, Vital Seal™, Vital View™, Vital View II ™, Vivo 30™, Vivo 40™ and Vivo by Breas® are Company trademarks. The Company also has several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Annual Report are the property of their respective owners.

Fiscal year in this Annual Report means the twelve months ended on September 30th. Unless the context expressly indicates a contrary intention, all references to years in this Annual Report are to fiscal years.

PART 1

Item 1. Business

          Vital Signs, Inc. was initially incorporated in New York in 1972 and reincorporated in New Jersey in 1988. The Company’s principal executive office is located at 20 Campus Road, Totowa, New Jersey 07512; the telephone number at this location is (973) 790-1330.

The Company and markets

          Vital Signs is a leading designer, manufacturer, and marketer of airway management products for the anesthesia, respiratory/critical care, interventional cardiology/radiology, and sleep disorder markets. The Company sells its products in over 73 countries worldwide. The Company offers one of the broadest single-patient-use anesthesia and respiratory/critical care product lines in the industry and has developed numerous innovative products that are now considered industry standards. In addition, the Company sells therapeutic products for patients suffering from sleep disorders and provides sleep disorder diagnoses at sleep laboratories and Company-operated centers. The Company provides technology services to FDA-regulated companies.

          In response to rising health-care costs, managed care companies and other third-party payors in the Company’s anesthesia and respiratory/critical care businesses are placing pressure on health care providers to reduce costs. Although this could hamper a health-care provider’s revenue growth, the Company believes that these cost-reduction efforts have increased the market preference for the Company’s single-patient-use medical products because these products improve health care professionals’ productivity, minimize transfer of infections and disease, reduce overall provider costs, and improve patient care. As a result of the following factors, the Company believes that single-patient-use medical products have become the products of choice in the United States anesthesia and respiratory/critical care markets.

•	improved patient care - by reducing the risk of contracting infections from reusable products that have been inadequately sterilized, thereby reducing the risk of additional patient care;

•

cost effectiveness - by lowering the labor costs associated with sterilizing, reassembling and re-testing reusable products, lowering inventory costs, reducing the initial capital outlays for new reusable products, and allowing costs to be charged directly to individual patients; and

•	reduced set up time and improved productivity - single-patient-use products packaged in disposable kits allow medical practitioners to reduce set up time and perform more procedures.

          The Company views international markets as a significant growth opportunity as single-patient-use products have not fully penetrated those markets. The trend towards single-patient-use products replacing traditional reusable products is accelerating in developing countries as health care standards improve due to heightened concerns about cross-contamination and sterilization costs as well as high incidences of communicable diseases and nosocomial infections.

          The Company categorizes its product and service offerings within five business segments: anesthesia, respiratory/critical care, sleep disorder, interventional cardiology/radiology and pharmaceutical technology services. (See Note 20)

Anesthesia

          Anesthesia products were the Company’s first line of business over 30 years ago and continue to be its leading source of revenue. The Company’s single-patient-use anesthesia products and systems deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient’s pulmonary system. These products also remove anesthetic gases, carbon dioxide, and expiratory oxygen from a patient and link a patient to various monitors. The principal anesthesia products consist of face masks, breathing circuits, and general anesthesia products.

          The breadth of the Company’s product offerings provides an advantage of selling customized circuits comprised of multiple products that are compatible with the anesthesia equipment manufactured by most companies. The Company also manufactures a wide range of accessories and components for use with its anesthesia products, including heat/moisture exchangers, bacterial/viral filters, anesthesia breathing bags (including latex-free bags), airways, and temperature-monitoring devices.

          The Company’s primary anesthesia products and systems include:

•

Anesthesia breathing circuits are single-patient-use devices used to ventilate and carry oxygen and anesthesia to a patient while under general anesthesia during surgery as well as to connect the patient to an anesthesia machine and to monitors. The traditional system is referred to as a “circuit” because it is comprised of two tubes, one carrying inspiratory gases to a patient and the other carrying expiratory gases away from a patient. Each traditional breathing circuit consists of flexible hoses, a breathing bag, and a “Y” and elbow attachment. Because the breathing circuit needs of hospitals vary significantly, the Company offers a large variety of circuits compatible with various anesthesia equipment. The Company expanded its breathing circuit products as the result of technological advances in the areas of gas sampling, temperature monitoring, humidification, and bacterial/viral filtration. In late 2000, the Company introduced the patented product Limb-OTM, a single limb breathing circuit used for general anesthesia, transport and/or critical care situations. The single limb incorporates a patented technology with a septum to separate inspiratory and expiratory gases. The expiratory portion of the tube contains warmed exhalation gas which helps to warm the inspiratory gas. The Limb-OTM competes with the traditional two limb system on the basis of the added benefit of heat and moisture provided to the patient and the reduction of bulk and weight associated with traditional two limb circuits and is an alternative to the tube within a tube circuit.

•

Face masks are single-patient-use devices that cover the nose and mouth of a patient while general anesthesia is administered. The Company was first to sell the now standard air-filled clear cushion face mask for single-patient anesthesia and respiratory use. This soft air-filled cushion face mask provides a better seal on most patients than other face masks, thereby improving the delivery of anesthetic gases and oxygen to the patient. A clear face mask also permits the clinician to better observe certain patient problems, such as life-threatening aspiration, while the patient is anesthetized. The Company offers various sizes and types of face masks and anticipates that the usage of single-patient-use face masks in surgical procedures internationally will continue to increase as single-patient-use products become more acceptable in international hospitals.

•

General anesthesia systems are customized single-patient-use anesthesia kits that can include more than 20 of the Company’s single-patient-use products, such as air filled cushion face masks, breathing circuits, blood pressure cuffs, and temperature monitoring probes. The Company markets these kits under the name GAS™. Company sales representatives assist each customer in determining the particular products that its institution desires in its anesthesia kits.

•

Pressure infusors are single-patient-use devices utilized hospital-wide to apply pressure to a sealed bag of fluid, such as intravenous solutions or blood products. The Company’s INFUSABLE® pressure infusor is a patented system consisting of a pressure gauge, an inflatable bladder, and a bulb to pump air into the bladder. INFUSABLE® has a mesh netting to hold a package of sterile fluid or “solution bag” and can deliver blood or fluids to a patient at a rapid rate, usually under trauma conditions or at a level designed to maintain the pressure required by the monitoring system. The Company’s InfusaScanTM pressure infusor incorporates a clear window to enable bar coding scanning of fluid contents to prevent medication errors.

•

Fiberoptic laryngoscope systems are single-patient-use devices used by anesthesiologists to correctly place an endotracheal tube within the trachea of a patient. The Company’s Vital View™ and Greenlight II™ systems have single-patient-use blades that offer several advantages over traditional reusable metal blade laryngoscope systems, including lowering the risk to both patient and physician of infection associated with reusable metal blades. Both systems incorporate the latest LED technology that produces unsurpassed brightness for increased visibility. Hospital capital outlays for emergency crash carts can be reduced by purchasing the

Company’s single-patient-use system rather than a reusable fiberoptic system. The new SteeLite™ single-patient-use stainless steel blades provide the strength of reusable metal blades at a cost-effective price.

•

Laryngeal airway devices are single-patient-use airway devices used for airway management during general anesthesia procedures. The Company has several patented features intended to address known complications, including a reinforced tongue within the tip of the sealing cuff to resist over-folding and ribbed slots to minimize the possibility of occlusion by a patient’s epiglottis.

•

Blood and fluid warming devices are used during delivery of IV fluids or of blood during surgery to lower the risk of infection and decrease post-operative recovery time. The Company’s new enFlow® blood and fluid warming product has a unique single-patient-use dry-heating technology that provides rapid, consistent temperature in close physical proximity to the patient.

•

Oral/nasal tracheal tubes and stylets are single-patient-use airway devices used during general anesthesia procedures and mechanical ventilation. The Company’s RediTube™ is a tracheal tube combined with a pre-loaded stylet incorporated into a single product to reduce costs and reduce SKUs. The product comes in both cuffed and uncuffed versions.

          For fiscal 2007, 2006 and 2005, the anesthesia segment contributed 36.4%, 36.5%, and 35.1%, respectively, on net revenue.

Respiratory/critical care

          The Company has supplied products to the respiratory/critical care market for over 25 years. Single-patient-use respiratory/critical care products assist hospitals with infection control programs by reducing infections caused by cross-contamination when products are used by more than one patient. These products also offer patient benefits because they are generally lighter than reusable products which results in better patient care, for example, by causing less torque on the endotracheal tube. The Company believes that there is an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses, as well as communicable diseases with significant respiratory impact, such as tuberculosis, HIV, and influenza. People with these conditions have a need for Vital Signs products in acute care, such as manual resuscitators and arterial blood gas kits.

          The Company’s primary respiratory products are arterial blood gas (ABG) syringes and kits, manual resuscitators, and single-use blood pressure cuffs. The Company also distributes critical care equipment kits and modules that are color-coded so emergency room workers can quickly and accurately determine the proper equipment size to use with pediatric patients. In addition, the Company manufactures a wide range of accessories and components for use with its respiratory/critical care products and systems, including bacterial/viral filters and heat and moisture exchangers.

          The Company’s primary respiratory/critical care products and systems include:

•

Arterial blood gas syringes and collection kits are used to collect arterial blood for blood gas analyses routinely performed in hospitals on patients suspected of having metabolic, respiratory, or other cardiopulmonary difficulties. The Company offers a broad line of disposable arterial blood gas syringes and collection systems in both standard configurations and in customized kits that meet a hospital’s specific needs and to function with the hospital’s blood gas analyzers. The Company offers syringes containing the SURE-LOK™ needle protection device to protect the health care worker from the risk of being punctured by a needle.

•

Manual resuscitators are single-patient-use devices that are hand-squeezed to force oxygen into a patient’s lungs and are used throughout the hospital in a variety of settings. For example, patients on a ventilator require the use of a resuscitator prior to tracheal suctioning procedures. Another use is in providing oxygen while transporting the patient between the operating room and other critical care units. In addition, resuscitators are typically placed strategically throughout the hospital to provide assistance to patients who have stopped breathing and require resuscitation. The Company’s Code Blue II™ resuscitators alleviate certain problems involved in mouth-to-mouth emergency resuscitation, including the risk to both the rescuer and the individual of transmitting infections and are sold in different sizes for infants, children, and adults. Most reusable manual resuscitators are costly to sterilize and require re-assembly that may result in errors that compromise proper function. In contrast, Code Blue II™ resuscitators are relatively inexpensive and are delivered fully assembled.

•

Blood pressure cuffs are single-patient-use devices that are wrapped around the arm or thigh of a patient to obtain a blood pressure reading. The Company’s CUFF-ABLETM single-patient-use blood pressure cuffs provide hospitals with an alternative to traditional reusable blood pressure cuffs that can become contaminated by touch with blood and other bodily fluids. While all patients admitted to hospitals are candidates for their own dedicated blood pressure cuffs, the Company believes that the primary market for disposable cuffs has been where infection control is a high priority and where there is a break in the skin. CUFF-ABLETM blood pressure cuffs are sold in a variety of sizes (including neonatal) and are adaptable to all manual and electronic blood pressure monitors that utilize blood pressure cuffs. The Company recently introduced the Click-It™ Universal Connection System that makes hospital-wide standardization simple and easy because it eliminates misconnections common with luer fittings and ensures compatibility with both manual and electronic blood pressure monitors.

•

Hyperinflation systems are devices used for patient resuscitation. The Company offers both its Babysafe™ and traditional hyperinflation systems for infant resuscitation in transport and prior to tracheal suctioning. These products are used in labor and delivery rooms and in neonatal intensive care units, where controlling the spread of infection is particularly critical. BabySafe™ adjusts and limits the level of pressure that can be delivered during resuscitation, and oxygen can be delivered with limited risk of barotrauma. These systems are available in a variety of configurations and sizes to meet infant needs.

•

Continuous positive airway pressure systems, or CPAP systems, consist of a compact flow-generator connected to a dual-port, air-filled cushion face mask and are used as therapy for various respiratory diseases. The face mask is attached to a single-patient-use positive end expiratory pressure valve designed to maintain positive airway pressure in the lungs, allowing for more oxygen to diffuse into a patient’s blood system. The Company’s face mask CPAP systems provide a less-invasive and more-comfortable way of supplying oxygen to certain patients than conventional ventilator-based systems by eliminating the need to insert an endotracheal tube into the patient’s trachea and then attaching the patient to a ventilator. The Company’s face mask CPAP systems are also used in the hospital and pre-hospital setting to treat patients with cardiogenic pulmonary edema and other respiratory deficiencies.

•

Heated humidification systems provide a flow of warm moist air to a patient at risk from loss of body temperature and drying of the lung linings. The Company’s MistyOx® line consists of two respiratory products that deliver hydration to a patient, a nebulizer which delivers medium to high flow and high concentrations of oxygen to patients, combined with a regulated heater. These products may be used by infants, children, and adults in many areas of the hospital, including emergency, recovery and critical care.

•

CPR training mannequins are training aids for teaching cardiopulmonary resuscitation, or CPR. The Company’s Actar® training mannequin provides a low-cost alternative to many of the other training mannequins on the market. Its low cost allows each trainee to practice on their own mannequin rather than waiting to take turns on a single mannequin shared by an entire class. The Company’s newest model, Actar D-FIBTM, incorporates additional functionality to meet the updated requirements of the American Heart Association and the Red Cross. New features include jaw thrust, abdominal thrust, and anatomical landmarks for proper defibrillation training.

•

Broselow® pediatric emergency products. The Broselow/Hinkle™ Pediatric Emergency System and the Broselow-Luten System are part of the Company’s Color Coding Kids® product line. These products resulted from extensive clinical efforts by James Broselow, M.D., Robert Luten, M.D., and Alan Hinkle, M.D. to enable emergency care providers to determine the appropriate equipment size for infants in emergency situations. This system takes advantage of the direct correlation between a pediatric patient’s body length and the proper size of emergency supplies. This patented system, licensed to Vital Signs, consists of a tape measure having nine color zones, a corresponding series of color-coded single-patient-use emergency kits or modules and a nylon organizer bag custom-designed to hold all the supplies needed in either a trauma, cardiac or respiratory pediatric emergency.

          For fiscal 2007, 2006, and 2005, the respiratory/critical care segment contributed 22.6%, 22.1%, and 22.0%, respectively, of net revenue.

Sleep disorder

          Building upon the Company’s airway-management expertise and long-term experience with continuous positive airway pressure (CPAP) systems, the Company began providing sleep disorder, personal ventilation products, and sleep diagnosis services in the late 1990s. The Company designed its sleep disorder products to deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment.

          The Company believes it is the only firm that both operates sleep centers to diagnose obstructive sleep apnea as well as manufactures and sells products designed to treat the condition. The Company offers sleep diagnostic services exclusively in the United States through its Sleep Services of America subsidiary. The Sleep Services of America subsidiary was created in January 2002 as a result of the merger with the sleep diagnostic service business of The Johns Hopkins Health System Corporation. As of September 30, 2007, the Company operated 101 accounts, primarily inclusive of 72 sleep diagnosis laboratories and centers and 22 hospital locations serviced with mobile PSG equipment in nine states in the United States and Washington D.C. The Company’s Sleep Services of America business is accredited by the Joint Commission on Accreditation of Healthcare Organizations in ambulatory healthcare.

          At these sleep laboratories and centers, which typically accommodate two or three patients per night, the Company conducts sleep studies to determine whether patients suffer from sleep disorders and, if so, the severity of their condition. If a patient is determined to suffer from obstructive sleep apnea, the Company offers the patient and their referring physician a comprehensive sleep program. This program includes a patient consult, diagnosis, titration procedure (this is the process of determining the optimal pressure to prescribe for the CPAP device), and therapeutic intervention, thus providing a one-stop-shop approach to service a patient’s needs.

          Obstructive sleep apnea, or OSA, is one of the most common sleep problems. Obstructive sleep apnea is a condition that causes the soft tissue in the back of the throat to narrow and repeatedly close during sleep. Oxygen deficiency, elevated blood pressure, and increased heart rate associated with OSA are related to increased risk of cardiovascular morbidity, stroke, and heart attack. Additionally, OSA may result in excessive daytime sleepiness and reduced cognitive functions, including memory loss, lack of concentration, depression, and irritability. According to the National Heart, Lung and Blood Institute of the National Institutes of Health, in 2006 more than 12 million people in the United States suffered from sleep apnea. The Company believes that a substantial portion of those with OSA remain undiagnosed. Increased awareness of OSA among doctors and patients in recent years is expected to continue fueling growth of the OSA diagnostic and treatment industry.

          OSA diagnosis requires monitoring a patient during sleep. During overnight testing, which usually takes place in a clinical setting, respiratory parameters and sleep patterns are monitored along with other vital signs, providing information about the quality of an individual’s sleep. A report by Frost & Sullivan indicated that by 2003, there were approximately 2,800 sleep laboratories and centers in the United States. The Company believes this represents a significant expansion over the number of such laboratories and centers that previously existed in the United States.

          CPAP therapy is the primary method for treating obstructive sleep apnea, partly because it is less invasive and more cost-effective than surgery. Unlike surgery, which may only result in reduced snoring, CPAP therapy actually reduces or eliminates the occurrence of obstructive sleep apnea. During CPAP therapy, a patient sleeps with a nasal or facial mask connected by a tube to a small portable airflow generator that delivers room air at a predetermined continuous positive pressure. The continuous air pressure acts as a pneumatic splint to keep the patient’s upper airway open and unobstructed. As a result, the cycle of airway closures, which leads to the disruption of sleep and other symptoms that characterize obstructive sleep apnea, is prevented or dramatically reduced.

          CPAP is generally not a cure but a therapy for managing the chronic condition of obstructive sleep apnea, and therefore, must be used on a daily basis as long as treatment is required. Patient compliance has been a major factor in the efficacy of CPAP treatment. Recent CPAP product innovations have improved patient comfort and compliance compared with earlier generations of CPAP units.

          The Company’s principal sleep disorder products, currently marketed primarily outside of the United States, are personal non-invasive ventilation-support systems that are used in the treatment of obstructive sleep apnea to prevent temporary airway closure during sleep. The Company’s sleep disorder and personal ventilation products that have been cleared for sale in the United States in both hospitals and homes include the HA50TM, iSleep 10TM, iSleep 20TM, iSleep 20+TM, HAO1TM, VIVO 30TM, and VIVO 40TM. The Company’s principal sleep disorder and personal ventilation products are listed below.

•

CPAP flow generators are electromechanical devices which deliver continuous positive airway pressure through a nasal or full face mask to a patient suffering from obstructive sleep apnea in order to keep the patient’s airway open during sleep. Given the importance of patient compliance in treating obstructive sleep apnea, the Company designed its full range of products to be easy to use, lightweight, small, and quiet, making them relatively unobtrusive at the bedside. The Breas iSleep 10TM is a basic low-cost CPAP; the Breas iSleep 20TM is an enhanced CPAP device for treatment of obstructive sleep apnea; the iSleep 20+TM is a premium CPAP device with additional refinement and features to facilitate tracking of patient compliance; and the self-adjusting Breas iSleep 20iTM is a CPAP device based on the Company’s unique, patented i-technology for breathing pattern recognition. This latter device responds to subtle changes in breathing patterns, as individual pressure requirements vary over time, to proactively minimize apneic events; whereas traditional, constant CPAP devices must be set to a maximum pressure that is usually higher than required throughout the night and thus may create discomfort for the user. With the iSleep 20TM, the mean treatment pressure is lower as airway pressure is adjusted automatically. Clinical studies have demonstrated that patients prefer the lower pressure provided by these units to other available devices.

•

Bi-level CPAPs are electromechanical devices which allow inspiratory and expiratory pressures to be independently adjusted. The iSleep 22TM and premium iSleep 25TM devices treat more severe obstructive sleep apnea and are designed to be especially comfortable for the user.

•

Ventilators are electromechanical devices used to assist a patient with respiratory problems both in a clinical setting or at home. The Breas Vivo 30™ and Vivo 40™ bi-level ventilators are advanced devices that allow separate pressure levels for inspiratory and expiratory phases of each individual breath. Ventilation can be matched to the patient’s own breathing pattern by setting inspiratory and expiratory levels independently to provide a more comfortable and more natural respiratory support. These ventilators may also be operated from an external battery to be used during transportation and while traveling. The Breas PV403™ is an advanced multi-mode homecare ventilator that provides volume and pressure ventilation for patients suffering from respiratory failure such as neuromuscular (e.g. Duchene’s Muscular Dystrophy) or other restrictive or obstructed lung diseases. The PV403™ has both internal and external battery capability and is well suited to be used for transport and traveling.

•

Humidification systems are an important factor in the comfort of many patients using CPAP devices or ventilators. The Breas HA50™ and Breas HAO1TM are heated humidifiers designed to deliver humidified air efficiently at desired temperatures. The Breas HAO1TM is the Company’s latest generation humidifier device, designed for complete integration with the iSleepTM and VIVOTM product lines.

          The Company’s ability to sell its sleep disorder and personal ventilation products in Company sleep laboratories and centers is restricted by strict federal regulations that prohibit the medical facility from diverging from a physician’s prescription. If a physician prescribes a sleep disorder or personal ventilation product by name other than a Company product at a Company sleep laboratory or center, the Company is prohibited by federal regulations from substituting its own product.

          For fiscal 2007, 2006, and 2005, sleep disorder and personal ventilation products and services accounted for 23.8%, 21.2%, and 21.0%, respectively, of net revenue.

Interventional Cardiology/Radiology

          Interventional cardiology is a subspecialty of cardiology that deals specifically with catheter based treatment of structural heart diseases; interventional radiology is a subspecialty of radiology where minimally-invasive procedures are performed using image guidance, either for diagnostic or treatment purposes. The Company believes that the long term prospects for this business segment are good as less-invasive procedures increase to minimize surgery’s risk, cost, trauma, aftercare, and procedure time.

          The Company’s interventional cardiology/radiology business provides vascular access and vascular device delivery and serves a substantial number of medical device companies on an ongoing manufacturing and R&D project basis. The business operates as a high-end OEM that designs, develops, and manufactures precision devices that facilitate access to the cardiovascular system by medical professionals in the electrophysiology, cardiology, radiology, critical care, and anesthesia markets. The products include percutaneous-valved introducers, peelaway-valved introducers, guiding sheaths, and device delivery sheaths. Other products include guide wires, needles, over-the-needle catheters, hemostasis valves, obturators, dilators, slicers, transvalvular insertion tools, and contamination shields.

          Generally, the business makes finished sterile medical devices and bulk non-sterile products based on customer specifications. However, the business can also design, develop, and manufacture proprietary finished medical devices that are distributed by customers under their private label. As an OEM, the business depends on its customers for distribution of the medical devices produced by the Company. It is a highly-competitive business that can have major technology shifts. While the Company expects the business to grow over the next few years, the actual growth will vary depending on the customer base. Products are sold to other health care product providers either as a component of a kit or as a finished product. Customers include Johnson & Johnson, Bard, and Boston Scientific.

          For fiscal 2007, 2006, and 2005, interventional cardiology/radiology segment contributed 14.0%, 12.6%, and 13.2%, respectively, of net revenue.

Pharmaceutical technology services

          Pharmaceutical, diagnostic, biotechnology, and medical device companies are regulated by the United States Food and Drug Administration or FDA. The FDA’s regulatory framework covers virtually every aspect of these companies’ operations and mandates that these companies maintain highly-detailed records to demonstrate compliance with complex requirements. FDA enforcement of its requirements has increased significantly in recent years, and the FDA has publicly stated that compliance will be more strictly scrutinized. The FDA may invoke extensive enforcement powers against companies that fail to comply with FDA regulations. These companies may be delayed or prevented from commercializing new products or product enhancements and may have existing products removed from the market.

          The tasks of developing FDA compliance programs and monitoring their performance are complex and time-consuming. The Company believes that many FDA-regulated companies do not maintain the internal staff necessary to meet FDA requirements scrutiny, and these companies require consultants to help them become and remain compliant. FDA-regulated companies are under ongoing scrutiny with regard to the quality and compliance of critical computer systems and will continue to require external help to develop and implement these systems.

          For more than 20 years, the Company has provided regulatory consulting services to clients, helping them develop and validate systems and processes for their manufacturing, IT infrastructure, research and development, facilities, laboratory, and quality assurance departments. In 2002, with the acquisition of Stelex, the Company expanded these services to include computer systems compliance. In addition, the Company developed and currently markets proprietary software products used in conjunction with the Company’s services to help clients comply with FDA regulations. The Company delivers these technology services to FDA-regulated companies primarily in the pharmaceutical sector, as well as to medical device, diagnostic, and biotechnology companies. Clients include some of the largest pharmaceutical companies in the world.

          At September 30, 2007 and 2006 the pharmaceutical technology services staff consisted of 87 and 99 professionals, respectively. In addition, the Company’s Vital Path subsidiary developed and currently markets proprietary software products to help clients comply with FDA regulations. For fiscal 2007, 2006, and 2005, pharmaceutical technology services accounted for 5.6%, 7.6%, and 8.7%, respectively, of net revenue. The Pharmaceutical technology services segment was classified as discontinued operations in the first, second and third quarters of Fiscal 2007. The Company believes that the public announcement of this classification caused demand for the Company’s pharmaceutical technology services to decline. When the Company sought to sell this business, the offers received were inadequate. When the Company wrote the business down to fair value and reclassified the business to continuing operations during the fourth quarter of fiscal 2007, the offers received formed the basis for determining fair value.

Sales, marketing, and distribution

United States of America

          Anesthesia and respiratory/critical care. The Company markets anesthesia and respiratory/critical care products primarily to hospitals and other health-care providers. Hospitals and other health care providers determine the channel through which they receive Vital Signs’ products, either directly from the Company or through a distributor of their choice. At September 30, 2007 and 2006, the United States sales force consisted of 53 and 55 sales representatives as well as seven and six regional sales managers, respectively. The Company trains its sales force in the need, use, application, and advantages of its products.

          Many of the Company’s customers belong to group purchasing organizations that provide their members access to medical products by negotiating discounts with manufacturers. Unlike distributors, group purchasing organizations do not themselves make purchases, carry inventory or physically handle product. The Company has agreements with several leading group purchasing organizations, including Amerinet, Broadlane, Consorta, Healthtrust, MedAssets (HSCA), Novation, and Premier. During fiscal 2007, 2006 and 2005, 28%, 33% and 34%, respectively, of the anesthesia and respiratory/critical care segments’ sales to United States hospitals and other health care providers came through group purchasing organization contracts.

          Sleep disorder. Sales of sleep therapeutic and personal ventilation equipment in the United States has been minimal to date, due partly to the time required to obtain necessary FDA clearances and also to the dominant position that the Company’s competitors have in the home-supply dealer channel. The Company’s principal means of selling sleep disorder and personal ventilation products is through the introduction of those products to patients visiting the Company’s sleep laboratories and centers.

          The primary focus is to increase the patient volumes at existing laboratories and centers and negotiate contracts with new sleep laboratories and centers. The Company differentiates itself from its competitors by providing hospitals with a range of marketing options from direct marketing to an al la carte selection of services that increases the number of beds or improves existing-bed utilization.

          Interventional Cardiology/Radiology. Sales of finished sterile medical devices and bulk non-sterile products are primarily based on customer specification and also on proprietary finished medical devices that are distributed by customers under their private label. As an OEM, the business depends on its customers for distribution of the medical devices the Company produces.

          Pharmaceutical technology services. Sales are through a direct sales force of ten and nine at September 30, 2007 and 2006, respectively. The pharmaceutical technology services sales team in the United States and Puerto Rico sells FDA-compliance services to pharmaceutical companies, diagnostic and biotechnology companies, and medical device manufacturers.

International sales

          The Company sells products in over 73 countries worldwide. For fiscal 2007, 2006, and 2005, international sales were approximately 24.6%, 23.7%, and 24.2%, respectively, of net revenues.

The Company operates a wholly-owned subsidiary in the United Kingdom that distributes and sells anesthesia and respiratory/critical care throughout the United Kingdom and Ireland. It employs sixteen individuals, including six sales representatives and one field-based sales manager. Anesthesia and respiratory/critical care products are sold in over twenty European and other international markets primarily through individual distribution channel.

          Sales in Asia, Latin America, Canada, India and Europe/Middle East are supervised by six regional managers whose responsibilities include, but are not limited to, the identification, qualification, appointment and continued training and support of local, territory-specific distributors.

          The Company sells sleep disorder and personal ventilation products through Breas’ direct sales force to home health care distributors in France, Germany, Scandinavia, Spain, and the United Kingdom, and through an independent distribution network in other countries. At September 30, 2007, Breas’ direct sales force consisted of 27 professionals.

          See “Management’s discussion and analysis of financial condition and results of operations” for additional information concerning international sales.

Research and development

          Product development and innovation is an essential part of the Company’s success. As of September 30, 2007 there were 46 engineers, scientists, and technicians in research and development. The Company supplements its research with outside consultants from time to time. The primary research and development activities in fiscal 2007 were (1) developing SteeLiteTM single-use metal laryngoscope blades, (2) completing the enFlow® IV Fluid/Blood Warming System following the Enginivity LLC acquisition in August 2007, and (3) expanding the line of ventilation products at the Company’s Breas subsidiary.

          The Company incorporates technical, manufacturing, operations, sales and marketing, and clinical expertise within its research and development processes. The research and development staff works with health care providers to respond to customer product needs and with Company sales and marketing teams to anticipate industry trends. The Company has successfully reduced new product development costs by utilizing its manufacturing capabilities to rapidly produce quantities of prototype products suitable for trial use and sale.

Manufacturing and quality control

          Vital Signs manufactures substantially all of its anesthesia breathing circuits, bacterial/viral filters, blood pressure cuffs, pressure infusors, arterial blood gas syringes, heated humidification circuits, nebulizers, manual resuscitators, introducers, and sleep therapy products. Manufacturing processes include tube extrusion, injection molding, radio frequency welding, product assembly, product testing, packaging, and distribution. In some instances, plastic components incorporated in certain products are molded to Company specifications by outside custom injection molders who utilize molds that are designed and, in substantially all instances, owned by the Company. In these instances, Company suppliers are presented with written specifications to assure that components are manufactured in conformity with design and other specifications. The Company purchases resins, the primary raw material used in a variety of anesthesia and respiratory products, in bulk.

          The Company’s manufacturing processes and systems provide quality products, react quickly to changes in demand, and generate manufacturing efficiencies. These capabilities allow the Company to contain costs, control quality, and maintain security of proprietary processes. The Company continually evaluates its manufacturing processes, with the objective of increasing automation, streamlining production, and enhancing efficiency to achieve cost savings and improve quality.

          Because the products are utilized in operating rooms and critical care units of hospitals, the Company must meet the FDA’s Quality System Regulations in all of its facilities. The Company is required to maintain records of all raw materials received and used in the manufacturing process along with complete histories of all devices manufactured. For Europe distribution, the Company’s quality systems are third-party certified to be in compliance with ISO 13485 standards.

Key supplier relationships

          The Company had exclusive rights to an air-filled cushion anesthesia face mask through a collaboration arrangement with Respironics. Face masks are used in a variety of the Company’s anesthesia circuits and manual resuscitators. On February 2, 2007, the Company announced that it was ending its relationship with Respironics and had formed a Chinese joint venture to manufacture face masks. Respironics was the Company’s sole face mask supplier until the formation of the Chinese joint venture.

          As of August 2007, Respironics sold all of its tooling, equipment, know-how and intellectual property for manufacturing air-filled cushion masks to the Company, agreed to continue manufacturing masks during the transition process, and agreed to cooperate with the startup of the Company’s Chinese joint venture. The joint venture is ramping up mask production and is currently supplying 40% of the Company’s mask needs.

          If the Company becomes unable to fully transition the face mask manufacture to the joint venture or if the supply of face masks would be interrupted, the Company would be required to find alternative suppliers. The Company believes that alternative face mask suppliers exist; however, there is no assurance that, in the event of a face mask supply interruption, the Company could maintain a delivery of face masks in a quantity and at a cost that would not have a material adverse effect on the Company’s business and operating results.

Intellectual property

          The Company primarily relies upon trade secrets and continuing technological innovations to develop and maintain its competitive position and seeks patent protection for inventions that provide its products a competitive advantage. When determined appropriate, the Company has enforced and plans to continue to enforce and defend its patent rights. In an effort to protect trade secrets, the Company requires certain employees, consultants, and advisors to execute confidentiality, proprietary information, and invention assignment agreements upon commencement of employment or consulting relationships.

          Some patents are for significant technologies that are utilized in the Company’s anesthesia, respiratory/critical care, and sleep disorder business segments. The Company’s ongoing success depends in part on the ability to maintain its patents, obtain new patents, and develop new products and applications without infringing on the patent or other proprietary rights of third parties. In the medical industry, there has been substantial litigation involving the intellectual property rights of medical device manufacturers, and the Company has been involved in several legal proceedings, often at significant expense. The Company cannot assure that any of its patents will not be circumvented or successfully challenged, that its patents will provide competitive advantages, or that pending or future patent applications will be granted. The Company also cannot assure that its products or proprietary rights do not infringe upon the rights of third parties. If an infringement were established, the Company could be required to pay damages or enter into royalty or licensing agreements with onerous terms, and/or be enjoined from making, using, or selling the infringing product.

Regulation

Medical device regulation

          As a manufacturer of medical devices, the Company is subject to regulation by, among other governmental entities, the FDA and the corresponding agencies of the states and foreign countries in which the Company operates. The Company must comply with a variety of regulations, including the Quality System Regulations of the FDA, and is subject to periodic inspections by the FDA and applicable state and foreign agencies. Enforcement of the Quality System Regulations has increased significantly in recent years, and the FDA has publicly stated that medical compliance will be more strictly scrutinized. If the FDA believes that its regulations have not been fulfilled, it may invoke extensive enforcement powers. Non-compliance with applicable regulatory requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to receive pre-market clearances, withdrawal of clearances, and criminal prosecution. The FDA also has the authority to require recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company. Current FDA enforcement policy prohibits the marketing of cleared medical devices for un-cleared uses.

          After clearance is given, the FDA or foreign regulatory agencies may withdraw clearances or approvals or require the Company to change the device, manufacturing process, labeling, supply additional proof of product safety and effectiveness, or to recall, repair, replace, or refund the cost of the medical device. The process of obtaining clearances or approvals to market products can be costly, time consuming, and can delay the marketing and sale of the Company’s products. Federal, state, and foreign regulations regarding the manufacture and sale of medical devices are also subject to change. The Company cannot predict what impact, if any, such changes might have on its business.

          From time to time the Company may take recall actions with respect to particular lots of a specific product. Such actions are recorded in Company records and are available to the FDA during inspections. The Company also may file notices with the FDA describing such actions.

          The FDA classifies medical devices into three classes that determine the degree of regulatory control that the manufacturer must meet. Class I is the least stringent, and these medical devices are subject to general controls, including reporting certain types of device-related events to the FDA, labeling, and adherence to the Quality System Regulations. Class II devices are customarily subject to general and special controls including Section 510(k) clearance, performance standards, post-market surveillance, patient registries, and FDA guidelines. Class III is the most stringent, and these medical devices are those that must receive pre-market approval by the FDA to ensure device safety and efficacy. Class III includes life-sustaining, life-supporting, and certain implantable devices, as well as new devices that have not been found to be substantially equivalent to legally-marketed Class I or Class II devices. The pre-market approval process may take several years and requires submitting extensive performance and clinical information.

          Most Vital Signs products are either Class I or Class II. If the Company were to develop any Class III medical devices, the time, effort, and expense required to obtain the necessary approvals would be substantial.

          International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ significantly.

          The European Union has adopted legislation and Medical Device Directives that regulate the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. This regulation establishes a Competent Authority in each member state to monitor and ensure compliance with the Directive. Each Competent Authority, in turn, then nominates a Notified Body to oversee the conformity assessment procedures set forth in the Directive, under which manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the “CE” marking. “CE” is an abbreviation for Conformité Européene, or European Conformity, and the CE marking, when placed on a product, indicates compliance with the requirements of the applicable directive. Only medical devices properly bearing the CE marking may be commercially distributed throughout the European Union.

          The Company has approval to affix the CE marking on all of its major product lines. As new products are introduced, the Company intends to gain approval for CE marking. While no additional pre-market approvals in individual European Union countries are required prior to marketing of a device bearing the CE mark, practical complications with respect to marketing introduction may occur. For example, different labeling requirements among EU countries exist.

          Over the last several years numerous countries, such as Australia, China, Japan, and India have imposed new regulations on the registration of medical devices which in some instances have significantly lengthened the registration process. Non-compliance with foreign regulations may carry the same or increased risks, liabilities, and exposures as non-compliance with FDA requirements. Foreign regulatory authorities also have the authority to require the Company to repair, replace, or refund the cost of any device that the Company manufactures or distributes.

Health care regulation

          Some of the services provided in the Company’s sleep disorder business segment are subject to additional regulation from various state and local regulatory authorities. A trend is developing in the United States to require the licensing of technical personnel to perform sleep disorder diagnostic testing procedures. Licensed personnel are more highly compensated than unlicensed personnel.

          Sleep diagnostic service providers are subject to regulation by United States federal and state authorities aimed at combating fraud and abuse in the health care industry. The federal government has enacted statutes and corresponding regulations addressing, among other things, kickbacks, self-referral, the submission of false claims for reimbursement, and the failure to follow physician prescriptions. Many states have enacted similar statutes. The federal laws apply in any case where the Company may provide a product or service that is reimbursable under the Medicare or Medicaid programs, or where the Company is requesting reimbursement from Medicare or Medicaid.

          The Company’s ability to sell its Breas products in Company sleep laboratories and centers is restricted by federal regulations that prohibit the Company from diverging from a physician’s prescription. If a physician prescribes a CPAP product by name other than a Breas product, at one of the Company’s sleep laboratories and centers, the Company is prohibited from substituting a Breas product.

          The federal government is authorized to impose criminal, civil, and administrative penalties on a health-care provider who files a false claim for reimbursement from Medicare or Medicaid. Even where a claim has not been submitted to Medicare or Medicaid, criminal penalties may be imposed against the provider if the government can show that the claims constitute mail fraud or wire fraud. The government has increasingly been applying penalties in a broadening range of circumstances, for example, in instances where reimbursement has been made or sought for medically unnecessary services or for services that fall below clinical standards for quality care. The federal anti-kickback law prohibits the offering, solicitation, payment or receipt of anything of value which is intended to induce the referral of Medicare or Medicaid patients, or to induce the ordering of items or services that are reimbursable under those programs. The federal anti-kickback law has been interpreted to apply where one purpose of an arrangement is to induce referrals, even if it is not the primary purpose of the arrangement. Arrangements that meet certain so-called “safe harbors” are deemed not to violate the federal anti-kickback law, but the failure of a particular arrangement to meet a safe harbor also does not necessarily mean that such an arrangement is illegal.

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

          The penalties for violating these federal laws include criminal sanctions and fines, potential treble damages, and civil and administrative penalties, which may include, but not be limited to, exclusion from the Medicare and Medicaid programs, and the repayment to the federal government of any reimbursement that the provider received in violation of the law.

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

          In addition, the Company is also subject to numerous foreign, federal, state, and local laws and regulations relating to such matters as safe working conditions, environmental protection, and fire hazard control.

Privacy regulation

          Some of the Company’s business activities require that it collect and/or use information about individuals and their medical conditions. As a result, the Company is subject to regulation by both United States and foreign authorities to protect individual privacy by requiring confidentiality of patient information.

          In 1996, the United States Congress enacted the Health Insurance Portability and Accountability Act, which mandated, among other things, the promulgation of regulations to address the privacy of health information and to reduce many of the costs and administrative burdens of the health care industry. These regulations have been developed by the United States Department of Health and Human Services and address three general areas: standardization of electronic transactions, security of health information systems, and privacy of protected health information. Collectively, these regulations are intended to establish federal standards concerning the use, disclosure, and protection of health information which, by its nature, can be linked to specific individuals. In addition to limited access to protected health information of Company employees, the Company’s Sleep Services of America subsidiary collects protected health information of its clients.

          The Health Insurance Portability and Accountability Act also establishes civil and criminal fines and penalties for the improper use and disclosure of individually identifiable health information. The regulations continue to evolve as the United States Department of Health and Human Services continues to receive public comment and revise certain of the regulations, most notably those addressing privacy. There is no meaningful history of enforcement efforts by the federal government at this time. It is, therefore, not possible to ascertain the likelihood of enforcement efforts in connection with the Health Insurance Portability and Accountability Act regulations or the potential fines and penalties that may result from the violation thereof.

          Foreign governments are increasingly addressing concerns related to the privacy of information collected about their citizens with laws and regulations designed to protect the confidentiality of such information.

Third party reimbursement

          The cost of medical care in the United States and many other countries is funded substantially by government and private insurance programs. Although the Company does not generally receive payment for its products or services directly from these payors (other than in connection with the Company’s sleep diagnostic services), the Company’s continued success is dependent upon the ability of patients, hospitals, and home care distributors to obtain adequate reimbursement for Company products and sleep services. In most major markets, Vital Signs products are purchased primarily by hospitals and medical centers that are generally either government funded, invoice third-party payors directly, or invoice patients that receive reimbursement from third-party payors. Other than direct hospital sales (and the Company’s sleep diagnostic services and resulting sales of CPAP equipment), the Company’s remaining sales are to distributors and manufacturers of other medical products that then sell to these customers.

          Sleep-diagnostic services provided in Company sleep laboratories and centers to patients are generally covered by private insurance. In those instances, the patient is responsible for their co-payment portion of the fee, and the Company invoices the patient’s insurance company for the balance. The Company contracts with hospitals on a “fee for service” basis, and the hospital assumes the billing risk.

          In the United States, third-party payors include Medicare, Medicaid, and private health insurance providers. These payors may deny reimbursement if they determine that a device has not received appropriate FDA clearance, is not used in accordance with approved applications, or is experimental, medically unnecessary, or inappropriate. Third-party payors are also increasingly challenging prices charged for medical products and services, and certain private insurers have initiated reimbursement systems designed to reduce health care costs. The trend towards managed health care and the growth of health maintenance organizations that control and significantly influence health care service and product purchases, as well as ongoing legislative proposals to reform health care, may all result in lower prices for the Company’s products and services. The Company cannot assure that its products and services will be considered cost-effective by third-party payors, reimbursement will be available or continue to be available, or that payors’ reimbursement policies will not adversely affect the Company’s ability to sell its products and services on a profitable basis, if at all.

Competition

          The Company’s markets are highly competitive. The principal bases for competition include product features, price, quality, customer service, technique, performance, market reputation, breadth of product offerings, and effectiveness of sales and marketing. The Company believes that its products compete favorably with respect to these factors.

          The Company competes on a product-by-product bases with various companies, many of which have greater financial and marketing resources, broader business segments, or both. The Company’s primary competitors in each of its product and service categories include the following entities and their affiliates:

Product/service category	Primary competitors

Anesthesia	Bespak Medline Industries Smith Industries

Respiratory/critical care	Ambu International A/S Cardinal Health Critikon, Inc./General Electric Medical Services Fisher & Paykel Healthcare Teleflex Covidien (formerly Tyco International) Invacare

Sleep disorder	Fisher & Paykel Healthcare Resmed Respironics Covidien (formerly Tyco International) Various hospital and locally maintained sleep centers

Interventional cardiology/radiology	Enpath Medical Teleflex Medical

Pharmaceutical technology services	Day & Zimmerman Taratec The Washington Group Numerous regional consulting companies.

Employees

          The Company believes that its relations with its employees are good. None of the Company’s employees are members of unions, although certain employees outside of the United States have statutory benefits comparable to collective bargaining agreements. As of September 30, 2007, the Company had 1,257 full-time employees shown as follows:

Department	Number of employees

Manufacturing and quality control	653
Sales and marketing	159
Sleep center technical personnel	157
Regulatory consultants	66
Research and development	46
Administration	176

Total	1,257

Website

          The Company maintains a website at www.vital-signs.com that provides proxy statements, press releases, and SEC reports on Forms 3, 4, 5, 8-K, 10-K, and 10-Q (and any amendments to those reports) that are filed with the SEC. These reports and other materials are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Press releases are also issued via electronic transmission to provide access to Company financial and product news. In addition, the Company provides notification of and access to voice and Internet broadcasts of its quarterly and annual results.

Item 1A. Risk Factors

          The reader should carefully consider the risks described below and all other information contained in this Annual Report. If any of the following risks, as well as other risks and uncertainties that are not yet identified or that the Company currently thinks are immaterial, actually occur, the Company’s business, financial condition, and results of operations could be materially and adversely affected. In that event, the trading price of the Company’s shares could decline, and shareholders may lose all or a substantial part of their investment.

Risks related to the Company’s industry

Public and private sector health care organizations continue to exert substantial cost containment pressures that could adversely impact the Company’s selling prices and profitability.

          In recent years, both the public and private sectors have made widespread efforts to control health care costs, including the prices of products sold by the Company. Such efforts may have a material adverse effect on the pricing of, and the demand for, Company products. Health care organizations are evaluating approaches to reduce costs by decreasing the frequency with which a treatment, device, or product is used and by making more diagnostic procedures available for home-based testing as opposed to laboratory or hospital based testing. Cost containment also has caused the health-care purchasing decision-making function to shift from the physician to the administrator at the health care institution, resulting in an increased emphasis on reduced price, as opposed to product features and clinical benefits. Efforts by U.S. governmental and private payors to contain costs will likely continue, and the Company expects that international health care markets will follow a similar trend toward cost containment.

The time and expense needed to obtain regulatory approval and respond to changes in regulatory requirements could adversely affect the Company’s ability to commercially distribute its products and services and generate sales revenue.

          The Company is subject to extensive worldwide regulation with respect to product clearance and enforcement activities. This results in long product approval cycles, uncertainty with respect to the timing of the introduction of new or modified products, uncertain regulatory approvals, and substantial expenses. The Company’s products are subject to extensive regulation by the United States Food and Drug Administration (the FDA) and certain similar foreign regulatory agencies. Additionally, some of the Company’s sleep disorder services are subject to additional regulation from various local regulatory agencies.

          The FDA regulates the pre-clinical and clinical testing, manufacturing, labeling, distribution, and promotion of medical devices. It can take several years to receive the appropriate clearances from the FDA, and the Company cannot assure that it will always obtain such clearances. If the Company decides to develop any products that are categorized by the FDA as Class III medical devices, the time, effort and expense required to obtain the necessary clearances will increase significantly. In addition, the products that the Company manufactures or distributes pursuant to FDA clearances are subject to pervasive and continuing regulations by the FDA. Non-compliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant pre-market clearance for devices, withdrawal of marketing clearances, and criminal prosecution. The FDA also has the authority to require the Company to repair, replace, or refund the cost of any device that it manufactures or distributes.

          International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance, and the requirements may differ significantly. Over the last several years several countries, such as Australia, China, Japan, and India have imposed new regulations on the registration of medical devices which in some instances have significantly lengthened the registration process. Non-compliance with foreign regulations may carry the same or increased risks, liabilities, and exposures as non-compliance with FDA requirements. Foreign regulatory authorities also have the authority to require the Company to repair, replace, or refund the cost of any device that the Company manufactures or distributes.

          Certain business activities require that the Company collect and/or use information about individuals and their medical conditions. As a result, the Company is subject to complex regulations by both United States and foreign authorities to protect individual privacy by requiring that the Company maintain the confidentiality of patient information. Implementation and compliance with these regulations are costly.

Even after receiving FDA and foreign regulatory clearance or approval, the Company’s products may be subject to product recalls, which may harm the Company.

          The FDA and similar governmental authorities in other countries have the authority to make a mandatory recall or order the market removal of the Company’s products in the event of material deficiencies or defects in medical device design, manufacture, or labeling. Any recall of Company products may materially adversely affect the Company’s profitability, divert managerial resources, and harm the Company’s reputation.

The Company may lose significant customers as a result of substantial consolidation within the health care industry.

          Over the past several years, the health care industry, including many of the Company’s customers, has undergone significant consolidation, and the Company expects this trend to continue. The Company is subject to risks and uncertainties that result from mergers and acquisitions involving its customers. If, as a result of such mergers or combinations, the Company’s customers lose control of the purchasing function, decide to use one of the Company’s competitors or reduce their orders for Company products, the Company’s revenues may be materially adversely affected.

Government and private insurance plans may not reimburse the Company’s customers for the Company’s products, which could result in reductions in sales or selling prices for Company products.

          The cost of medical care in the United States and many other countries is funded substantially by government and private insurance programs. If such funding becomes limited or unavailable to the Company’s customers, the Company’s business may be adversely affected. Although the Company does not generally receive payment for its products or services directly from these payors other than for its sleep diagnostic services, the Company’s continued success is dependent upon the ability of patients or the Company’s customers to obtain adequate reimbursement for Company products and services. In most major markets, Company products are purchased primarily by hospitals which in turn bill third-party payors or bill patients directly who then seek reimbursement from third-party payors.

          In the United States, third-party payors include Medicare, Medicaid, and private health insurance providers. These payors may deny reimbursement if they determine that a device has not received appropriate FDA clearance, is not used in accordance with approved indications, or is experimental, unnecessary, or deemed to be inappropriate treatment for the patient. Third-party payors are also increasingly challenging prices charged for medical products and services. The Company cannot assure that its products will be considered cost-effective by third-party payors, reimbursement will be available, or that payors’ reimbursement policies will not adversely affect the Company’s ability to sell its products on a profitable basis, if at all.

          Health care reimbursement systems vary from country to country and, accordingly, the Company cannot assure that third-party reimbursement available under one system will be available for procedures utilizing Company products under any other reimbursement system. Lack of, or inadequate reimbursement by, government and other third-party payors for Company products would have a material adverse effect on the Company’s business, financial condition, and results of operations.

Health care reform proposals are gaining substantial support in the United States Congress and state legislatures and could impact the profitability of the Company’s business.

          The United States health care industry is subject to several reform proposals, including more stringent regulations. It is uncertain whether and when such proposals would become legal requirements affecting the Company’s business, but the Company cannot assure that any such changes will not have a material adverse effect on the Company’s business. Changes in the law or new interpretations of existing laws may have a dramatic effect on the costs associated with doing business and the amount of reimbursement the Company’s customers receive from both government and third-party payors. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative regulations and payment methodologies.

Health care legislation and regulation by state legislatures regarding licensure requirements for healthcare professionals could impact the profitability of the Company’s business.

          Several states in which the Company’s Sleep Services of America business operates have taken steps to improve licensure requirements for polysomnographic sleep technicians that monitor patients during sleep diagnostic procedures. As licensing requirements are imposed, the pool of qualified personnel tends to shrink leading to a drive for higher salaries. The Company cannot assure that these changes in the pool of available qualified employees will not have an impact on the Company’s ability to maintain its profit margins at historic levels.

The Company incurs expenses to comply with environmental, health and safety laws and regulations.

          The Company is subject to numerous environmental, health and safety laws and regulations, including those governing the use and disposal of hazardous materials. The Company incurs expenses to comply with such laws and regulations and any violation of these laws and regulations could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Risks related to the Company’s business

The markets for the Company’s products and services are highly competitive, and the Company competes against substantially larger companies.

          Competition among medical device companies is intense. If the Company is unable to compete effectively with existing or future competitors, it may be prevented from retaining the Company’s existing customers or from attracting new customers, which could materially impair the Company’s business. There are a number of companies that currently offer, or are in the process of developing, products that compete with products that the Company offers. The Company cannot assure that some of these competitors will not succeed in developing products that are more effective and/or less expensive than those currently used or produced by the Company or that would render some products offered by the Company obsolete or non-competitive. Many of the Company’s competitors have greater financial, research and development, manufacturing, and marketing resources than the Company has and may be in a better position than the Company is to withstand the adverse effects on gross margins and profitability caused by price decreases prevalent in this competitive environment.

The presence of group purchasing organizations may affect the Company’s competitive position, pricing and ultimately profits.

          The Company’s ability to sell its products to hospitals depends on the Company’s relationships with group purchasing organizations. In fiscal 2007, Company sales of anesthesia and respiratory/critical care products related to group purchasing arrangements amounted to $27.3 million, representing 28% of total net revenue from United States hospital sales. In 2008, Company contracts with several of the group purchasing organizations will terminate unless the parties mutually agree to renew them. In fiscal 2007, the Company had net revenues of $5.0 million under the contracts subject to termination or renewal in 2008. The Company cannot assure that it will be able to renew these contracts at the current or substantially similar terms. If the Company is unable to keep its relationships and develop new relationships with group purchasing organizations, the Company’s competitive position would likely suffer. In addition, some group purchasing organizations have tested the use of new internet bidding procedures in order to maximize their abilities to negotiate lower prices with suppliers. Movement to these bidding modalities has been implemented by some organizations and has resulted in lower pricing in some instances. The Company cannot assure that continued movement to these bidding modalities will not increase. This may result in lower pricing or failure to secure contracts with these organizations.

The Company could lose customers and its business could be adversely affected if its competitors implement new technologies before the Company does.

          The market for Company products is characterized by frequent product improvements and evolving technology. The Company’s revenue and profitability could be adversely affected by technological change.

To compete effectively, the Company must anticipate and adapt to technological changes and offer, on a timely basis, competitively priced products with new and improved features that meet evolving industry standards and customer preferences. The Company may choose to develop or invest in new technologies that prove to be ineffective, do not gain market acceptance, or are incompatible with technologies of the Company’s customers. As new technologies develop, the Company may be forced to implement these new technologies at a substantial cost in order to remain competitive. In addition, competitors may implement new technologies which allow them to offer lower-priced and/or superior quality products which may render Company products obsolete or uncompetitive.

The Company is dependent on a single supplier for one of its key products.

          Face masks are used in a variety of the Company’s anesthesia circuits and manual resuscitators. On February 2, 2007, the Company announced that it was ending its relationship with Respironics. In the first quarter of 2007, the Company formed a Chinese joint venture to manufacture face masks. Respironics was the Company’s sole face mask supplier until the formation of the Chinese joint venture. Respironics has continued to provide products to the Company during the transition to the joint venture, and Respironics has sold substantial manufacturing assets to the Company.

          If the Company becomes unable to fully transition the face mask manufacture to the joint venture or if the supply of face masks would be interrupted, the Company would find alternative suppliers. The Company believes that alternative face mask suppliers exist; however, there is no assurance that, in the event of a face mask supply interruption, the Company could maintain a delivery of face masks in a quantity and at a cost that would not have a material adverse effect on the Company’s business and operating results.

The Company is dependent on a limited number of suppliers for key components of some of its products and delivery delays or the loss of vendors could adversely affect the Company’s business.

          The Company relies on vendors to supply the key components of some of its products. The Company is dependent on petroleum-based resins for most of its products. The fluctuations in petroleum prices due to market conditions or international events and the limited number of resin suppliers could result in increased production costs or the interruption of raw materials.

          The Company cannot assure that it will not experience delays from resin suppliers or vendors of key components in the future. In the event the Company is unable to obtain components for any of its products, or is unable to obtain components on commercially reasonable terms, the Company may not be able to manufacture or distribute its products on a timely and competitive basis, or at all. If the Company experiences any delays in component availability, the cost incurred in switching business to alternate suppliers could have a material adverse effect on the Company’s business, financial condition, and results of operations.

If the Company loses key personnel, or is unable to attract and retain additional highly skilled personnel required to lead the Company and to enable the Company to grow its activities, the Company’s business would likely suffer.

          To successfully expand the Company’s operations, it will need to attract and retain additional, highly skilled individuals, particularly in the areas of sales, marketing, manufacturing, and finance. If the Company cannot attract sufficient skilled individuals, it may not be able to successfully grow its business, and the Company’s business, financial condition, and results of operations would be materially adversely affected.

The Company’s success depends upon developing new products and product enhancements, which entails considerable time and expense.

          The Company places a high priority on developing new products to add to its product portfolio and on the development of enhancements to its existing products. Product development involves substantial expense, and the Company cannot be certain that a completed product will generate sufficient revenue to justify the resources that the Company devotes to research and development. The time and expense required to develop new products and product enhancements is difficult to predict, and the Company cannot assure that it will succeed in developing, introducing, and marketing new products and product enhancements. The Company’s inability to successfully develop and introduce new or enhanced products on a timely basis, at all, or to achieve market acceptance of such products, could materially impair the Company’s business.

Price changes in the raw materials the Company uses could have a material adverse effect on its financial condition and results of operations.

          The principal raw material used to produce Company products is plastic resin, a petro-chemical compound. The Company has elected to purchase plastic resin under short-term contracts rather than entering into long-term contracts, commodity futures, or derivative instrument transactions. The Company is, therefore, subject to fluctuations in the price of plastic resin that may result from changes in the price of petroleum-based products, increases or decreases in demand during a given period, or for other reasons. As a result of price competition, the Company may be unable to pass on to customers the higher manufacturing costs incurred if there were a significant increase in the price of plastic resin or other raw materials, which would negatively impact the Company’s profit margins and results of operations.

If the Company is unable to identify, complete, and integrate future acquisitions, its business may suffer.

          The Company has supplemented internal growth with product, technology, and business acquisitions in the past, and intends to do so in the future. The Company’s acquisition strategy is subject to inherent risks, including the following:

•	viable acquisition candidates may not be available to the Company on price and other terms that are satisfactory;

•	the Company may be unable to integrate acquired companies effectively into its business;

•	the Company may be unsuccessful in commercializing products that it manufactures pursuant to acquired or licensed patents;

•	acquired companies may require more capital resources and/or management attention than the Company anticipates at the time of acquisition;

•	the Company may have limited or no direct prior experience in new markets or countries that it enters;

•	the Company may be unable to retain the key employees of the acquired business who are necessary to manage these businesses;

•	the Company may suffer adverse customer reaction to the business combination;

•	the Company’s due diligence may fail to identify liabilities and exposures which, once discovered, materially adversely affect its ability to operate the newly acquired business profitably; and

•	management focus on the Company’s existing businesses may be diverted.

          In addition, an acquisition could materially impair the Company’s operating results by causing it to incur debt or requiring it to amortize acquisition expenses and acquired assets.

The Company cannot be certain that its product liability insurance will be sufficient to protect it against significant exposure to product liability risks.

          The Company is exposed to potential product liability resulting from the use of its products. The Company presently maintains product liability insurance coverage of $15.0 million in the aggregate. This product liability policy generally protects the Company against claims of bodily injury or property damage arising out of any products manufactured, sold or distributed by the Company. If a judgment in a product liability suit were entered against the Company or the Company entered into a settlement agreement in excess of a policy limit or outside the scope of coverage, including punitive damages, the Company’s profitability and financial condition may be materially adversely affected. The Company cannot assure that its current level of insurance will be sufficient to cover product liability claims or that such coverage will remain available to the Company on satisfactory terms, if at all. The Company maintains a professional errors and omissions policy for potential claims arising from the pharmaceutical technologies business segment and for Sleep Services of America.

The Company manufactures and sells a significant portion of its products in markets outside the United States, subjecting the Company to various risks relating to international activities.

          International sales accounted for approximately 24.6% of total net revenue during fiscal 2007. Such sales are subject to several risks that are separate and distinct from those the Company faces in its United States operations, including:

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers who may have longer payment cycles than customers in the United States;

•	difficulties in enforcing intellectual property rights;

•	currency losses that may arise as a result of the fact that not all of the Company’s sales are denominated in United States dollars;

•	compliance with foreign medical device manufacturing and sales regulations in the countries in which the Company sells and/or manufactures its products;

•	changes in trade policies and in domestic and foreign tax policies in the countries in which the Company sells and/or manufactures its products;

•	possible changes in export or import restrictions in the countries in which the Company sells and/or manufactures its products;

•	the modification or introduction of other governmental policies or regulations in the countries in which the Company sells and/or manufactures its products; and

•	political uncertainties in countries that the Company sells and/or manufactures its products, in particular in the People’s Republic of China, where the Company manufactures anesthesia face masks.

Any such factor may affect the Company’s international operations and its potential for growth in markets outside of the United States and may have a significant adverse effect on the sales of Company products and its profitability.

If the Company is unable to maintain relationships with distributors, the Company’s business may be adversely affected.

          Certain hospitals require the Company to sell products through distributors. For fiscal 2007, approximately 22.6% of the Company’s net revenue was distributed through Cardinal Health Corporation and Owens & Minor, Inc. There has also been consolidation in the hospital distribution business with Owens & Minor having recently purchased McKesson-General Medical. If the Company’s relationships with these distributors were damaged and the Company was unable to develop relationships with other distributors, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company has been disputing with Cardinal Health over inappropriate and unauthorized cash payment discounts that Cardinal Health continues to deduct from payments. If the Company is unable to resolve this dispute through negotiation, it may initiate legal action against Cardinal Health. The Company cannot assure that Cardinal Health will not attempt to terminate business relationships with the Company should the Company sue Cardinal Health.

The Company may not be able to obtain new patents or protect its existing patents, which could enable third-parties to use the Company’s technology.

          The Company’s ability to compete effectively depends in part on the Company’s ability to maintain the proprietary nature of its technologies and manufacturing processes, which includes the ability to obtain, protect, and enforce patents on its technology and products. If the Company is unable to obtain new patents and protect its existing patents, the Company’s competitive position may suffer. The Company owns or has licensed patents that cover several aspects of its anesthesia, respiratory/critical care, and sleep disorder segments. Others may challenge the Company’s patents and, as a result, the Company’s patents could be narrowed, invalidated, or rendered unenforceable. Competitors may develop products similar to the Company’s products, which the Company’s patents do not cover. In addition, the Company’s current and future patent applications may not result in the issuance of patents in the United States or foreign countries. Further, there is a substantial backlog of patent applications at the United States Patent and Trademark Office, and the approval or rejection of patent applications may take several years. Additionally, many of the Company’s products are not protected by patents, but rather are distinguished by product features that others may seek to copy. As some of the Company’s older patents expire, the Company has explored new inventions to add to those products. In certain instances when a patent expires, the Company may rely on its trademarks to provide protection for the Company.

The Company’s competitive position is dependent in part upon unpatented trade secrets that the Company may not be able to protect.

          The Company’s competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect, and the Company cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets. If other companies are successful in copying the Company’s trade secrets and developing products similar to the Company’s, the Company may lose its competitive position and revenue may be significantly impacted.

          The Company seeks to protect its trade secrets, know-how, and other unpatented proprietary technology, in part, with confidentiality agreements with select employees. The Company cannot assure, however, that:

•	these agreements will not be breached;

•	the Company will have adequate remedies for any breach; or

•	trade secrets, know-how, and other unpatented proprietary technology will not otherwise become known to or independently developed by the Company’s competitors.

          The Company holds licenses with third parties that are necessary to produce some of the Company’s products. The loss of such licenses would prevent the Company from manufacturing, marketing, and selling these products, which could harm the Company’s business.

The Company’s success is dependent in part on its ability to operate without infringing or misappropriating the proprietary rights of others.

          The Company has been sued in the past and may be sued again in the future, for infringing the intellectual property rights of others. In addition, the Company may find it necessary, if threatened, to initiate a lawsuit seeking a declaration from a court that the Company does not infringe the proprietary rights of others or that others’ rights are invalid or unenforceable. Even if the Company prevails in such litigation, infringement proceedings can be very expensive and time-consuming. If the Company does not prevail in infringement litigation, it may be required to pay damages and expenses, and would be required to stop the infringing activity or obtain a license. Any required license may not be available on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and, therefore, the Company’s competitors may have access to the same technology. If the Company fails to obtain a required license or is unable to design around a patent, the Company may be unable to sell some of its products, which could have a material adverse effect on the Company’s business. The Company may decide not to introduce a product in the United States or a foreign country based on potential risk of patent infringement litigation.

Government regulation restricts the manner in which the Company may sell its obstructive sleep apnea products to customers of the Company’s sleep centers and the manner in which the Company relates to referring physicians.

          The Company operates sleep centers and laboratories in the United States that diagnose obstructive sleep apnea and other sleep disorders. The Company’s ability to sell its Breas products in Company sleep centers and laboratories is restricted by strict regulations which prohibit the Company from diverging from a physician’s prescription. If a physician prescribes a continuous positive airway pressure, or CPAP, product other than a Breas product at one of the Company’s sleep centers and laboratories, the Company is generally prohibited by federal regulations from substituting a Breas product. Federal anti-kickback and anti-referral regulations strictly limit the extent to which the Company may provide anything of value to physicians who refer Medicare or Medicaid patients to Company sleep centers and laboratories. Any failure by the Company to comply with these regulations may result in significant regulatory actions, including criminal prosecution and large fines, which could have a material adverse effect upon the Company’s business, financial condition, and results of operations.

If the Company is unable to support its continued growth, the Company’s business may suffer.

          As the Company grows, the complexity of its operations increases, placing greater demands on the Company’s management. The Company’s ability to manage its growth effectively depends in part upon its ability to implement and improve its financial and management information systems on a timely basis and to affect other changes in its business. If the Company fails to manage its growth effectively, its business could suffer. Unexpected difficulties during expansion, the failure to attract and retain qualified employees, the failure to successfully replace or upgrade its management information systems, the failure to manage costs, the inability to respond effectively to growth opportunities, or the inability to plan for future expansion could cause the Company’s growth to slow down or could require the Company to reduce its size.

A significant shift in technologies or methods used in the treatment of sleep apnea could make the Company’s sleep centers and products obsolete or less attractive.

          The development of new technologies or methods could reduce the demand for Company sleep centers and laboratories and its sleep disorder products. For example, pharmaceutical advances could result in different methods of treating sleep apnea and a reduced need for the Company’s CPAP therapy products. The emergence of a low-invasive cost effective surgery to treat sleep apnea could also diminish the demand for the Company’s sleep products and its sleep centers and laboratories. Regulatory and/or insurance reimbursement changes to current standards on reimbursement for home-based sleep disorder diagnostic testing may adversely impact the Company’s revenues.

If a natural or man-made disaster strikes one or more of the Company’s manufacturing facilities, the Company may be unable to manufacture certain products for a substantial amount of time and the Company’s revenue and profitability could decline.

          The Company has four manufacturing facilities located in the United States and one manufacturing facility located in Sweden. The Company is also a partner in a joint venture manufacturing facility in China. These facilities, the manufacturing equipment, and personnel know-how that the Company uses to produce its products would be difficult to replace and could require substantial lead-time to repair or replace. The Company’s facilities may be affected by natural or man-made disasters. In the event that one of the Company’s facilities was affected by a disaster, the Company would attempt to shift production to its other manufacturing facilities or rely on third-party manufacturers. The Company’s other facilities or a third-party manufacturer may not have the capability to effectively supply the affected products. Although the Company has insurance for property damage and business interruption, this insurance may not be sufficient in scope or amount to cover all of the potential losses and may not continue to be available to the Company on acceptable terms, or at all.

Requirements associated with the evaluation of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002 have required and will require significant Company resources and management attention.

          Although the Company believes that it is currently in compliance with Section 404 of the Sarbanes-Oxley Act, the Company may in the future identify material deficiencies that it may not be able to remediate on a timely basis. If the Company is not able to continue to comply with the requirements of Section 404 in a timely manner, the Company could become subject to scrutiny by regulatory authorities, such as the Securities and Exchange Commission, or SEC, or the NASDAQ Global Select Market, and the trading price of the Company’s stock could decline. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for the Company to produce reliable financial reports and are important in helping the Company prevent financial fraud. If the Company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in the Company’s reported financial information, and the trading price of the Company’s stock could drop significantly.

Risks related to purchasing the Company’s common stock

The Company’s quarterly operating results are subject to fluctuation which may impact its stock price.

          The Company’s operating results have, from time to time, fluctuated on a quarterly basis and may be subject to similar fluctuations in the future. These fluctuations may result from a number of factors, including:

•	the introduction of new products by the Company or its competitors;

•	acquisitions;

•	actions taken by group purchasing organizations;

•	timing of orders by the Company’s customers;

•	the mix of Company product sales;

•	competitive pricing in different regions in which the Company sells its products;

•	timing and cost of regulatory clearances and approvals of Company products;

•	the cost, effect, and success of the Company’s promotional and marketing programs;

•	the effect of the flu season on the Company’s respiratory/critical care business;

•	loss of any of the Company’s key management or technical personnel;

•	product liability lawsuits against the Company;

•	changes in health care policy in the United States and internationally;

•	conditions in the financial markets in general or changes in general economic conditions;

•

changes in stock market analyst recommendations regarding the Company’s common stock, other comparable companies or the medical device industry generally, or lack of analyst coverage of the Company’s common stock;

•	changes in accounting principles and/or critical accounting estimates;

•	expenditures incurred by the Company for research and development; and

•	expenditures incurred by the Company to comply with enhanced regulatory obligations and internal control requirements.

          Any of these factors may cause the price for the Company’s common stock to fluctuate and therefore decrease the value of any investment in the Company.

A substantial portion of the Company’s assets includes goodwill and an impairment in the value of goodwill would have the effect of decreasing the Company’s earnings or increasing its losses.

          As of September 30, 2007, goodwill represented 24.8% of total assets. If the Company is required to record an impairment charge to earnings relating to goodwill, it will decrease earnings or increase losses. Goodwill represents the excess of the total purchase price of acquisitions over the fair value of the net assets acquired. The accounting standards on goodwill and other intangible assets that the Company adopted as of October 1, 2001 require goodwill to be reviewed at least annually for impairment, and does not permit amortization. In the event that impairment is identified, a charge to earnings will be recorded and the Company’s stock price may decline as a result. For fiscal 2007, the Company recorded $15.1 million of impairment charges related to its Stelex subsidiary and an acquisition made by Sleep Services of America.

A large percentage of the Company’s outstanding common stock is held by insiders, and, as a result, the trading market for the Company’s common stock is less liquid and the Company’s stock price can be volatile.

          As of December 14, 2007, the Company had 13,286,050 shares of common stock outstanding. Approximately 16.7% of these shares are beneficially owned by Terry D. Wall, chief executive officer, and his wife, an additional 11.8% of these shares are beneficially owned by trusts established for the benefit of the Walls’ children, and an additional 9.6% of these shares are beneficially owned by an estate planning trust established by Terry D. Wall. Such trusts are administered by trustees who have no current or prior relationship with Vital Signs. Companies like Vital Signs, with a relatively small percentage of shares held by the public, can be subject to a more volatile stock price. The Company’s stock price, and therefore shareholders’ investments in the Company, may be volatile.

The Company’s major shareholders exercise significant influence on the Company and they may pursue policies with which other shareholders disagree.

          As stated above, Mr. Wall has a significant influence in electing Company directors, appointing new management, and approving any action requiring shareholder approval, including any amendment to the Company’s certificate of incorporation and approval of mergers or sales of substantially all assets. This influence may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for the Company’s shares, which could prevent stockholders from receiving a premium for their shares.

The Company’s certificate of incorporation, by-laws, and New Jersey law contain provisions that could discourage another company from acquiring the Company and may prevent attempts by its stockholders to replace or remove the Company’s current management.

          Anti-takeover provisions in the Company’s certificate of incorporation make it more difficult for a third-party to acquire the Company, even if doing so would be beneficial to shareholders. These provisions include:

•	the authorization of the issuance of up to 10,000,000 shares of the Company’s preferred stock without further approval of shareholders;

•	the election of directors on a staggered term basis; and

•	the elimination of shareholder action by written consent.

          Similarly, the Company’s by-laws establish procedures, including advance notification procedures, with regard to the nomination, other than by or at the direction of the Company’s board of directors, of candidates for election as directors or for shareholder proposals to be submitted at shareholder meetings.

          The Company is also subject to the New Jersey Shareholders Protection Act, an anti-takeover provision, that prevents a shareholder owning 10% or more of a New Jersey public corporation’s outstanding voting stock from engaging in business combinations with that corporation for five years following the date the shareholder acquired 10% or more of the corporation’s outstanding voting stock, unless board approval is obtained prior to the time that the shareholder reaches the 10% threshold.

          These provisions are expected to discourage different types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of the Company to first negotiate with the Company’s board of directors. At the same time, however, these provisions make it more difficult for a third-party to successfully acquire the Company, even if the acquisition were beneficial to the Company’s shareholders, and thus could prevent shareholders from receiving a premium for their shares.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

          The Company believes that its properties are adequate for its current needs. In addition, the Company believes that adequate space can be obtained to meet its foreseeable business needs. The following chart identifies the principal properties which the Company owns or leases. The properties listed below relate to the anesthesia and respiratory/critical care business segments, except for the Molnlyke, Sweden, Glen Burnie, Maryland and Atlanta, Georgia properties which relate to the Company’s sleep segment; Malvern, Pennsylvania, which relates to the Company’s interventional cardiology/radiology business segment; and Bensalem, Pennsylvania, which relates to the Company’s pharmaceutical technology services business segment.

Location	Square Feet

Totowa, New Jersey* (executive offices, principal manufacturing, and warehouse)	158,000
Englewood, Colorado* (manufacturing, warehouse, and office space)	88,000
Burnsville, Minnesota (manufacturing, warehouse, and office space)	38,862
Molnlyke, Sweden* (Breas—manufacturing, warehouse, and office space)	27,000
Malvern, Pennsylvania (Thomas Medical—manufacturing, warehouse, and office space)	32,691
Bensalem, Pennsylvania (Stelex—office space)	16,516
Glen Burnie, Maryland (Sleep Services of America—office space)	9,980
Atlanta, Georgia (SSA —office space and sleep laboratories)	27,652
Littlehampton, United Kingdom (Vital Signs, Ltd—warehouse and office space)	12,000

* The Company Owns this Facility.

Item 3. Legal Proceedings

Vital Pharma shareholder litigation

          On December 6, 1999, a complaint was filed against the Company on behalf of former shareholders of the Company’s Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with the acquisition of Vital Pharma in January 1996. In response to the lawsuit, the Company filed a seven-count counterclaim against the plaintiffs. In August 2000, the court ordered the plaintiffs to submit their claims relating to the earnout calculation to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. In August 2006, the arbitrator issued a decision awarding the plaintiffs $915,000. Plaintiffs originally claimed damages in the pre-interest amount of approximately $8.0 million. Subsequently, in the plaintiffs’ post-arbitration brief to the arbitrator, plaintiffs argued that the final calculation of their damages could be in excess of $14 million. The Company established a reserve in connection with this proceeding in the amount of $915,000, included in other liabilities in the consolidated balance sheet.

          The lawsuit was stayed during the pendency of the arbitration. On October 20, 2006, the stay was lifted and the Company’s counterclaim was restored to the court’s calendar. While the plaintiffs assert that several of their claims were also restored, the Company believes that, except for one limited claim by one of the named plaintiffs, all of plaintiffs’ original claims were adjudicated through the arbitration proceedings.

          On November 11, 2006, plaintiffs filed their motion in the Federal Court to confirm the arbitrator’s award which was granted. However, the Company is not obligated to pay the award until resolution of the entire case. Plaintiff has told the Company of his intention to seek judicial relief for payment of the award prior to that final resolution.

Do You Snore, LLC Litigation

          On December 10, 2007 Sleep Services of America filed a lawsuit in the Superior Court, Fulton County, Georgia against Renee McPhee and others relating to Sleep Service of America’s acquisition in April 2007 of the assets of Do You Snore, LLC, Southern Medical Equipment and Advanced Sleep Technologies of Georgia. The complaint assert causes of action in breach of the acquisition agreement, fraud, breach of non-competition agreement, misappropriation of intellectual property and other causes of action. Ms. McPhee is the sole shareholder of Do You Snore, LLC and a significant shareholder of the other entities. Sleep Services of America believes that Ms. McPhee in concert with others is violating her non-competition agreement and misappropriating business which but for her action would have gone to Sleep Services of America.

Other litigation

          The Company is also involved in other legal proceedings arising in the ordinary course of business. The Company cannot predict the outcome of its legal proceedings with certainty, but based upon the Company’s review of pending legal proceedings, the Company does not believe the ultimate disposition of pending legal proceedings brought against the Company will be material to its financial condition. Predictions regarding the impact of pending legal proceedings constitute forward-looking statements. The actual results and impact of such proceedings could differ materially from the impact anticipated, primarily as a result of uncertainties involved in the proof of facts in legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 4A. Executive Officers of the Registrant

          The Company’s executive officers are as follows:

Name	Age*	Positions With the Company

Terry D. Wall	66	President, Chief Executive Officer and Director
Mark D. Mishler	49	Executive Vice President and Chief Financial Officer
Alex Chanin	39	Executive Vice President and Chief Information Officer
John R. Easom	49	Executive Vice President, Global Business Development
Anthony P. Martino	61	Vice President, Quality and Regulatory Affairs

*	As of September 30, 2007.

          Terry D. Wall founded Vital Signs in 1972 and has been President, Chief Executive Officer, and a director of Vital Signs since that time. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975.

          Mark D. Mishler joined Vital Signs as Executive Vice President and Chief Financial Officer in November 2007. Prior to joining the Company, he was Corporate Controller of Fedders Corporation, a publicly-traded manufacturer of air management equipment firm, from November 2005 to November 2007. Prior to that was Corporate Controller of Amcast Industrial Corporation a publicly-traded manufacturer of technology-intensive metal products, from April 1998 to April 2005. Previously, Mr. Mishler was Division Controller for Siemens Medical Systems. He earned Bachelors degrees in both Chemistry and Biology from Indiana University and his MBA from The University of Michigan. Mr. Mishler is a Certified Public Accountant and a Certified Management Accountant.

          Alex Chanin has served as Executive Vice President and Chief Information Officer for Vital Signs since January 2004. He served as President of the Company’s Stelex, Inc. subsidiary from 2003 to 2004 and Vice President of Stelex from April 2002 to 2003. In 1991, Mr. Chanin was one of the founding partners of Stelex, prior to the Company’s acquisition of Stelex. Mr. Chanin holds Bachelor of Science degrees in Computer Science and Electrical Engineering from Drexel University and a Master of Science in Computer Engineering from Princeton University.

          John R. Easom has served as Executive Vice President of Global Business Development since January of 2007. He joined Vital Signs in October 2002 and has held various senior management positions responsible for marketing, product development, business planning and development. Prior to joining Vital Signs, Mr. Easom held management positions within Hackensack and Mountainside Hospitals before joining Foster Medical (currently Apria), Glassrock Home Health Care a division of BOC, and Affinity Ventures an M&A firm. He is a degreed and credentialed Respiratory Care Practitioner, and has a BS in Allied Health from Montclair State University.

          Anthony P. Martino joined Vital Signs as Vice President, Research and Development in 1996. He has served as Vice President, Quality and Regulatory Affairs since December 1996. Prior to joining the Company, Mr. Martino spent 26 years with Becton Dickinson, a medical products manufacturer holding management positions in research and development, engineering, and quality assurance and regulatory affairs. He holds a BSME degree from the New Jersey Institute of Technology.

Each of the Company’s executive officers serves as such at the pleasure of the Board.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          The Company’s Common Stock (the “Common Stock”) is traded on the over-the-counter market and quoted on the Global Select Market of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “VITL”. The following table sets forth the high and low closing sales prices of the Common Stock on the NASDAQ Global Select Market, and the cash dividends declared per share of Common Stock, for the periods indicated:

	High	Low	Dividend Per Share

Fiscal Year Ended September 30, 2006:
Quarter ended December 31, 2005	$48.50	$42.52	$0.07
Quarter ended March 31, 2006	55.40	42.29	0.07
Quarter ended June 30, 2006	55.33	47.62	0.09
Quarter ended September 30, 2006	57.50	47.33	0.09

Fiscal Year Ended September 30, 2007:
Quarter ended December 31, 2006	$59.00	$48.82	$0.09
Quarter ended March 31, 2007	55.15	48.05	0.09
Quarter ended June 30, 2007	60.49	51.16	0.10
Quarter ended September 30, 2007	57.90	47.99	0.10

          As of December 1, 2007, there were approximately 250 holders of record of the Common Stock. This figure does not represent the actual number of beneficial owners of shares of the Company’s Common Stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

          During fiscal 2007, the Company declared and paid cash dividends of $0.38 per share. The Company expects to continue to pay dividends on its Common Stock. However, the dividend declarations are subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s financial condition, capital requirements, loan agreement restrictions, and earnings, as well as such other factors as the Company’s board may deem relevant.

          The following table gives information about the Company’s Common Stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of September 30, 2007. These plans include the Company’s 2003 Investment Plan, prior Investment Plan, as amended and restated as of May 30, 2001, 1991 Director Stock Option Plan, 1990 Employee Stock Option Plan, as amended and restated as of December 1, 1997, and the 2002 Stock Incentive Plan. No warrants or rights are outstanding under the foregoing plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Shareholders	504,734	$40.74	1,387,296

Equity Compensation Plans Not Approved by Shareholders
Total:	504,734	$40.74	1,387,296

Item 6. Selected Financial Data

          The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and notes to those consolidated financial statements, and ‘‘Management’s discussion and analysis of financial condition and results of operations’’. The consolidated statement of income data for the years ended September 30, 2007, 2006 and 2005, and the consolidated balance sheet data as of September 30, 2007 and 2006, are derived from the Company’s audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of income data for the years ended September 30, 2004 and 2003, and the consolidated balance sheet data as of September 30, 2005, 2004 and 2003, are derived from audited consolidated financial statements of the Company, which are not included in this Annual Report.

Year ended September 30, (In thousands of dollars, except per share amounts)	2007	2006	2005	2004	2003

Consolidated statement of income data:
Net revenue (4) (5)	$205,257	$202,124	$193,180	$183,131	$181,662
Cost of goods sold and services performed	101,438	100,027	95,507	91,374	90,054

Gross profit	103,819	102,097	97,673	91,757	90,054

Operating expenses:
Selling, general and administrative (5)	57,135	52,182	51,025	50,115	51,338
Research and development	7,511	7,034	7,011	7,036	5,871
Other (income) expense, net	527	880	(78)	612	717
Impairment (1) (5)	15,121	—	—		133
Restructuring charge	—	—	213	539	—

Total operating expenses	80,294	60,096	58,171	58,302	58,059

Operating income (4)	23,525	42,001	39,502	33,455	31,995

Interest income	(4,909)	(3,294)	(1,697)	(1,254)	(904)
Interest expense	56	—	36	26	910
Income unconsolidated investment	(1,498)	(1,728)	(832)	(430)	(251)

Total other (income) expense	(6,351)	(5,022)	(2,493)	(1,658)	(245)

Income from continuing operations before provision for income taxes and non-controlling interest (4)	29,876	47,023	41,995	35,113	32,240

Provision for income taxes	9,985	15,828	15,093	12,498	12,802

Income from continuing operations before non-controlling interest (4)	19,891	31,195	26,902	22,615	19,438

Non-controlling interest in net income of subsidiary	683	911	602	447	248
Income from continuing operations (2) (3) (4)	19,208	30,284	26,300	22,168	19,190

Earnings from continuing operations per common share:
Basic (4)	$1.45	$2.34	$2.08	$1.73	$1.49
Diluted (4)	1.45	2.32	2.06	1.72	1.48

Basic weighted-average number of shares outstanding	13,238	12,966	12,616	12,793	12,905
Diluted weighted-average number of shares outstanding	13,277	13,040	12,789	12,907	12,985

Dividends declared and paid per common share	$0.38	$0.32	$0.27	$0.24	$0.19

(1)

In fiscal 2007, the Company recorded an impairment of $13.2 million for the Company’s Stelex, Inc. subsidiary and a $1.9 million impairment of long lived assets pertaining to the acquisition of Do You Snore, LLC, Advanced Sleep Technologies of Georgia, Inc. and Southern Medical Equipment, Inc. (See Note 13)

(2)	In fiscal 2003, the Company reclassified its Vital Pharma business as a discontinued operation.

Accordingly, the results of Vital Pharma are not included in continuing operations.

(3)

The Pharmaceutical technology services segment was classified as discontinued operations in the first, second and third quarters of Fiscal 2007. The Company believes that the public announcement of this classification caused demand for the Company’s pharmaceutical technology services to decline. When the Company sought to sell this business, the offers received were inadequate. When the Company wrote the business down to fair value and reclassified the business to continuing operations during the fourth quarter of fiscal 2007, the offers received formed the basis for determining fair value.

(4)	The historical financial information presented in this Annual Report has been reclassified with respect to the income from unconsolidated investment in our sleep disorder segment.

(5)

The Company recognized several, non-cash charges in 2007 which directly impacted the Company’s results of operations. The Company increased its distributor rebate allowance by an additional $4.7 million which reduced sales and gross profit. Operating expenses included goodwill impairment charges of $13.2 million for the Stelex business and a $1.9 million impairment of long lived assets pertaining to the Company’s April 2007 acquisition of Do You Snore, LLC. Additionally, operating expenses included an increase in the allowance for unauthorized customer discounts of $1.2 million. Combined, these items reduced operating income by $21.0 million. Net income was reduced by $13.7 million, or $1.02 per diluted share.

At September 30, (In thousands of dollars)	2007	2006	2005	2004	2003

Consolidated balance sheet data:
Cash and cash equivalents	$48,920	$41,242	$18,412	$15,700	$18,260
Short term investments	86,671	85,565	63,355	60,768	37,400
Working capital	183,440	169,791	119,555	112,853	98,469
Total assets	330,944	305,854	253,702	236,064	223,078
Total long term debt including current portion	1,354	—	—	—	1,690

Total shareholders’ equity	$306,581	$285,813	$232,706	$216,223	$202,222

          For information regarding acquisitions affected during the past five years, see “Management’s discussion and analysis of financial condition and results of operations - Overview”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this Annual Report.

Forward Looking Statements

          This Annual Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that are based on the Company’s management’s beliefs and assumptions and on information currently available to the Company. These statements may be found throughout this Annual Report, particularly in Items 1, 1A, and this Item 7. These sections contain discussions of some of the factors that could cause actual results to differ materially from the results projected in the Company’s forward-looking statements. When used in this Annual Report, the words or phrases “will likely result,” “expects,” “intends,” “will continue,” “is anticipated,” “estimates,” “projects,” “management believes,” “we believe,” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act and the Securities Act. Forward-looking statements include plans and objectives of management for future operations. These forward-looking statements involve risks and uncertainties and are based on assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

          All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in Item 1A, that could cause actual results to differ materially from historical results and those presently anticipated or projected. No forward-looking statement is a guarantee of future performance. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The reader should view the Company’s cautionary statements as being applicable to all related forward-looking statements whenever they appear in:

•	this Annual Report and materials referred to in this Annual Report; and

•	the Company’s press releases.

Overview

          Vital Signs is a leading designer, manufacturer, and marketer of airway management products for the anesthesia, respiratory/critical care, interventional cardiology/radiology, and sleep disorder markets. The Company sells its products in over 73 countries worldwide. The Company offers one of the broadest single-patient-use anesthesia and respiratory/critical care product lines in the industry and has developed numerous innovative products that are now considered industry standards. In addition, the Company sells therapeutic products for patients suffering from sleep disorders and provides sleep disorder diagnoses at sleep laboratories and Company-operated centers. The Company also provides technology services to FDA-regulated companies.

Anesthesia

          Anesthesia products were the Company’s first line of business over 30 years ago and continue to be its leading source of revenue. The Company’s single-patient-use anesthesia products and systems deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient’s pulmonary system. These products also remove anesthetic gases, carbon dioxide, and expiratory oxygen from a patient and link a patient to various monitors. The principal anesthesia products consist of face masks, breathing circuits, and general anesthesia products. See Item 1 - Business - Principal products and services - Anesthesia.

          Anesthesia segment revenues are driven primarily by hospitals performing general surgeries and by the aging of the populations in the geographical markets that the Company serves. In addition, because substantially all of the Company’s anesthesia products are single-patient-use products, the Company benefits when hospitals undertake programs to reduce the frequency of nosocomial infections, which originate or occur within the hospital. Revenues in this segment are negatively impacted by the trend among hospitals to allow group purchasing organizations to negotiate long-term contracts with medical device manufacturers. See Item 1 - Business - Sales, marketing and distribution - United States sales. Expenses in the Company’s anesthesia segment are driven primarily by the cost of raw materials, labor costs, and freight expenses. During recent periods, the Company’s petrochemical based raw materials, such as resin, have been impacted by high gas prices and gas shortages.

          In the first quarter of 2007, the Company formed a Chinese joint venture to manufacture face masks. Respironics was the Company’s sole face mask supplier until the formation of the Chinese joint venture. Respironics has continued to provide products to the Company during the transition to the joint venture, and the Company purchased substantial manufacturing assets from Respironics.

          In March 2005, the Company acquired the disposable airway management device business from a subsidiary of Baxter International, Inc. for approximately $10.1 million, including related transaction costs. This acquisition was structured as an asset purchase, and the Company acquired disposable airway management device manufacturing assets valued at approximately $1.3 million and inventory of anesthesia circuits, face masks, heat and moisture exchanger filters, and other associated anesthesia components valued at approximately $1.2 million. The excess of the purchase price over the fair value of the net assets acquired of approximately $7.7 million was allocated to goodwill. The results of operations of this business, including revenues of approximately $4.5 million, are included in the Company’s results of operations for the anesthesia segment from March 2, 2005.

Respiratory/critical care

          The Company’s primary respiratory/critical care products are arterial blood gas syringes and kits, manual resuscitators, and blood pressure cuffs. The Company’s respiratory/critical care segment responds to the growing needs of hospitals to provide respiratory relief and emergency care. The Company believes that there is an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses, as well as communicable diseases with significant respiratory impact, such as tuberculosis, HIV, and influenza. These trends, together with concerns regarding the spread of nosocomial infections, drive the Company’s sales of respiratory products. As in the Company’s anesthesia segment, revenues in this segment have been negatively impacted by the emergence of group purchasing organizations and expenses in this segment are driven principally by raw material, labor, and freight costs.

          On August 15, 2007, the Company acquired the assets of Enginivity, LLC and its enFlow® IV fluid and blood warmer patented technology. The aggregate cash purchase price is comprised of (i) an initial payment of $5.9 million with an additional $0.5 million payable to the primary inventor of the technology over the next three years. The excess of the purchase price over the fair value of the net assets acquired, which has been primarily allocated to goodwill, was approximately $5.7 million. Since the acquisition of Enginivity, LLC and its related operations, are immaterial, no pro forma information has been presented.

Sleep Disorders

          The Company believes it is the only firm that both operates sleep centers to diagnose obstructive sleep apnea as well as manufactures and sells products designed to treat that condition. The Company offers sleep diagnostic services exclusively in the United States through its Sleep Services of America subsidiary created in January 2002 with the acquisition of the sleep diagnostic service business of The Johns Hopkins Health System Corporation. As of September 30, 2007, the Company operated 101 accounts, including 72 sleep diagnosis laboratories and centers and 22 hospital locations serviced with mobile PSG equipment in nine states in the United States and Washington D.C. The Company’s Sleep Services of America business is accredited by the Joint Commission on Accreditation of Healthcare Organizations in ambulatory healthcare.

          On April 2, 2007 the Company’s Sleep Services of America subsidiary acquired the assets of Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc. each of which is located in Atlanta, Georgia. Do You Snore, LLC and Advanced Sleep Technologies of Georgia Inc. primarily provide sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Medical Equipment is a provider primarily of CPAP equipment to sleep apnea patients. These acquisitions allow Sleep Services of America to expand its geographic reach along the South East Coast, as well as expand its strategy of providing the patient with the complete range of sleep services.

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

          The Company’s Breas Medical AB, or Breas, subsidiary is a European manufacturer of personal ventilators for obstructive sleep apnea and long term ventilation. The Company’s sleep disorder products deliver continuous positive airway pressure, or CPAP, to patients in a method designed to increase patient comfort and acceptance of the treatment. The Company has manufactured and distributed CPAP systems for more than a decade, principally in international markets. These sales depend on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like the Company’s anesthesia and respiratory/critical care businesses, the Company’s Breas subsidiary faces the challenge of controlling raw material, labor, and freight costs. There have been only limited sales of the Company’s sleep disorder products in the United States due to dominance by the Company’s competitors in selling to home supply dealers. The Company’s United States strategy is to sell these products primarily through the Company’s sleep centers.

Interventional cardiology/radiology

          The Company’s interventional cardiology/radiology business provides vascular access and vascular device delivery and serves a substantial number of medical device companies on an ongoing manufacturing and R&D project basis. The business operates as a high-end OEM that designs, develops, and manufactures precision devices that facilitate access to the cardiovascular system by medical professionals in the electrophysiology, cardiology, radiology, critical care, and anesthesia markets. The products include percutaneous-valved introducers, peelaway-valved introducers, guiding sheaths, and device delivery sheaths. Other products include guide wires, needles, over-the-needle catheters, hemostasis valves, obturators, dilators, slicers, transvalvular insertion tools, and contamination shields. The Company’s interventional cardiology/radiology business provides vascular access and vascular device delivery and serves a substantial number of medical device companies on an ongoing manufacturing and R&D project basis.

          While this business benefits from the overall development of less-invasive procedures in healthcare, it is highly dependent upon the conversion of development concepts to commercial products by its customers. The customer base is, in turn, subject to regulatory approval considerations as well as competitive pressures.

Pharmaceutical technology services

          For more than 20 years, the Company has provided regulatory consulting services to clients, helping them develop and validate systems and processes for their manufacturing, IT infrastructure, research and development, facilities, laboratory, and quality assurance departments. In 2002, with the acquisition of Stelex, the Company expanded these services to include computer systems compliance. In addition, the Company developed and currently markets proprietary software products used in conjunction with the Company’s services to help clients comply with FDA regulations. The Company delivers these technology services to FDA-regulated companies primarily in the pharmaceutical sector, as well as to medical device, diagnostic, and biotechnology companies. Clients include some of the largest pharmaceutical companies in the world. The Company’s principal costs in this segment are labor costs and also incur technology-related expenses as part of the Company’s software development. The Pharmaceutical technology segment was classified as discontinued operations in the first, second and third quarters of Fiscal 2007. The public announcement caused their sales to decline, in turn the offers received for their purchase were inadequate and the Company wrote the business down to fair value and reclassified the business to, held and used.

Summary

          For the twelve months ending September 30, 2007, the Company’s consolidated revenue grew 1.6% to $205.3 million. Without the effect of foreign currency exchange, sales would have grown 0.4%. The Company’s gross profit increased 1.7% to $103.8 million, operating income decreased 44.0% to $23.5 million, income from continuing operations fell 36.6% to $19.2 million, and net income fell 36.4% to $19.1 million. Basic earnings per share decreased 38.2% to $1.44, and diluted earnings per share decreased 37.7% to $1.44 per share.

          The Company recognized several one-time, non-cash charges in 2007. The Company increased its distributor rebate allowance by an additional $4.7 million which reduced sales and gross profit. Operating expenses included goodwill impairment charges of $13.2 million for the Stelex business and a $1.9 million impairment of long lived assets pertaining to the Company’s April 2007 acquisition of Do You Snore, LLC. Additionally, operating expenses included an increase in the allowance for unauthorized customer discounts of $1.2 million. Combined, these items reduced operating income by $21.0 million. Net income was reduced by $13.6 million, or $1.02 per diluted share.

          Excluding these one-time, non-cash items, sales would have increased by 3.9% instead of the 1.6% increase reported, and operating income would have increased by 6.1% instead of the reported decrease.

Net income would have increased by 6.7% instead of the reported decrease, and diluted EPS would have been $2.46.

Net revenues

          The amount and percentage of the Company’s net revenue by business segment follows:

Fiscal year ended September 30, (In thousands of dollars)	2007		2006		2005

	Net revenue		Net revenue		Net revenue

Anesthesia	$74,800	36.4%	$73,794	36.5%	$67,896	35.1%
Respiratory/critical care	46,296	22.5	44,571	22.1	42,423	22.0
Sleep disorder	48,770	23.8	42,850	21.2	40,660	21.0
Interventional cardiology/radiology	28,637	14.0	25,538	12.6	25,441	13.2
Pharmaceutical technology services	11,487	5.6	15,371	7.6	16,760	8.7
Rebate allowance adjustment (Note 18)	(4,733)	(2.3)	—	—	—	—

Total (1)	$205,257	100.0%	$202,124	100.0%	$193,180	100.0%

(1)	The historical financial information presented in this Annual Report has been reclassified with respect to the income from unconsolidated investment in our sleep disorder segment.

          For product sales, revenue is recognized when title to the product passes to the customer. Except for certain domestic distributors, title passes when the Company ships the product. For sales through certain domestic distributors, title passes when the product is received by the distributor. For service revenue in the sleep disorder and pharmaceutical technology services segments, revenue is recognized when the service is performed.

          Gross revenues associated with the Company’s anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors. See “-Critical accounting policies - Revenue recognition” for a description of how the Company calculates those rebates. Sales to distributors represented 28.9%, 28.3%, and 26.2% of the Company’s net sales during the fiscal years ended September 30, 2007, 2006, and 2005, respectively.

          A reconciliation of gross to net product sales and a comparison with service revenues follows:

Fiscal year ended September 30, (In thousands of dollars)	2007	2006	2005

Gross sales	$250,166	$238,020	$220,504
Rebates (1)	(74,798)	(64,643)	(55,917)
Other deductions (2)	(3,309)	(4,415)	(4,006)

Net sales	172,059	168,962	160,581
Service revenues	33,198	33,162	32,599

Total net revenues (3)	$205,257	$202,124	$193,180

(1)	See “Critical accounting policies - Revenue recognition” for information regarding rebate calculations. (See Notes 1 and 18)

(2)	Other deductions consist of discounts, returns, and allowances for credits.

(3)	The historical financial information presented in this Annual Report has been reclassified with respect to the income from unconsolidated investment in our sleep disorder segment.

Research and development

          The focus and cost of the Company’s research and development efforts varies from year to year and quarter to quarter based on the specific business needs. The primary focus of the Company’s research and development activities in fiscal 2007 was developing the Company’s SteeLiteTM single-patient-use metal laryngoscope blades, expanding the Company’s line of ventilation products at its Breas subsidiary, and completing the Company’s enFlow® IV Fluid/Blood Warming System. The Company incurred research and development expenses of $7.5 million for fiscal year 2007 and $7.0 million for fiscal years 2006 and 2005.

International sales

          The Company’s products are sold in over 73 countries worldwide. The Company’s international sales by segment are shown below:

Fiscal year ended September 30, (In thousands of dollars)	2007		2006		2005

	Net revenues	Percent of total revenues	Net revenues	Percent of total revenues	Net revenues	Percent of total revenues

Anesthesia	$10,907	5.3%	$9,999	4.9%	$8,357	4.3%
Respiratory/critical care	12,461	6.0	12,888	6.4	13,617	7.1
Sleep disorder	27,059	13.2	25,059	12.4	24,820	12.8
Interventional cardiology/radiology	—	—	—	—	—	—

Pharmaceutical technology services	—	—	—	—	—	—

Total	$50,427	24.6%	$47,946	23.7%	$46,794	24.2%

          For international sales other than in the United Kingdom, where the Company operates its own sales and distribution office, the Company relies primarily on third-party distributors. International sales in anesthesia and respiratory/critical care segments increased $482,000 (2.1%) for the twelve months ended September 30, 2007 over the comparable period last fiscal year.

Foreign currency exchange risks

          The Company’s international business exposes it to foreign currency exchange risks, primarily with international sales of sleep disorder and personal ventilation products by the Company’s Breas subsidiary. These sales are translated from Swedish kroner to United States dollars. The relative decline of the Swedish kroner compared with the United States dollar, from fiscal 2007 to 2006, resulted in decreases in Breas’ reported revenue and operating income. See “Quantitative and qualitative disclosures about market risk” below.

Acquisitions

          As part of the Company’s growth strategy, the Company pursued licensing agreements, strategic acquisitions and the purchase of technology. During the five-year period ended September 30, 2007, the Company made the following acquisitions:

•	The Company acquired a disposable airway management device business from a subsidiary of Baxter International, Inc. in March 2005 to improve its market share in the anesthesia segment.

•

The Company acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology of the type used by the Company in its C-CO2™ product on November 14, 2005. The assets consisted of intellectual property rights including patents and trade secrets, manufacturing equipment, customer lists, and office equipment.

•

The Company’s Sleep Services of America subsidiary acquired the assets of Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc. each of which is located in Atlanta, Georgia on April 2, 2007. Do You Snore, LLC and Advanced Sleep Technologies of Georgia, Inc. primarily provide sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Medical Equipment is a provider primarily of CPAP equipment to sleep apnea patients. These acquisitions allow Sleep

Services of America to expand its geographic reach along the South East Coast, as well as expanding its strategy of providing the patient with the complete range of sleep services. Sleep Services of America is uniquely positioned to address the patient’s needs, by guiding them through the diagnostic procedure, through the set up and use of CPAP treatment devices and through the follow-up services. Subsequent to the acquisition, Sleep Services determined that it had been defrauded by a selling shareholder and others. Sleep Services has initiated litigation against these individuals. (See Note 2)

•

The Company’s Sleep Services of America subsidiary acquired the assets of Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC on June 28, 2007. Southern Sleep Technologies, LLC primarily provides sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Home Respiratory Care, LLC is a provider primarily of CPAP equipment to sleep apnea patients.

•

The Company acquired the assets of Enginivity, LLC and its enFlow® IV fluid and blood warmer patented technology on August 15, 2007. The assets consisted of intellectual property rights including patents and trade secrets. Since the acquisition of Enginivity, LLC is immaterial, no pro forma information has been presented.

•	These acquisitions have been accounted for as purchases and, accordingly, are included in the Company’s consolidated financial statements from the respective dates of acquisition.

•

In the first quarter of fiscal 2007, the Company formed a Chinese joint venture to manufacture face masks. Respironics was the Company’s sole face mask supplier until the formation of the Chinese joint venture. Respironics has continued to provide products to the Company during the transition to the joint venture, and Respironics has sold substantial manufacturing assets to the Company.

Results of operations

          The following table sets forth, for the periods indicated, certain statement of income data as a percentage of the Company’s net revenue.

Fiscal years ended September 30,	2007	2006	2005

Consolidated statement of income data:
Net revenue	100%	100.0%	100.0%
Cost of goods sold	49.4	49.5	49.4
Gross profit:
Anesthesia	51.7	51.2	53.2
Respiratory/critical care	54.8	52.7	52.7
Sleep disorder	52.0	51.9	46.2
Interventional cardiology/radiology	56.3	52.3	54.9
Pharmaceutical technology services	26.4	34.1	38.6
Total	50.6	50.5	50.6
Operating expenses:
Selling, general and administrative	27.8	25.8	26.4
Research and development	3.7	3.5	3.6
Impairment charge	7.3	—	—
Restructuring charge	—	—	0.1
Other (income) expense, net	0.3	0.4	0.0
Total operating expenses	39.1	29.7	30.1
Interest income, net	(2.4)	(1.6)	(0.9)
Non-controlling interest in net income of subsidiary	(0.3)	(0.4)	(0.4)
Provision for income taxes	4.9	7.8	7.8
Income from continuing operations	9.4	15.0	13.6
Net income	9.3	14.9	13.7

Comparison of results for the year ended September 30, 2007 to the year ended September 30, 2006

Net revenues

          Total net revenue increased by 1.6%, from $ 202.1 million for fiscal 2006 to $205.3 million for fiscal 2007. The percentage increase would have been 0.4% without the impact of favorable foreign exchange rates within the Company’s sleep disorder segment. All other segments’ international sales are in U.S. dollars. Excluding the one-time rebate adjustment, net revenue would have increased 3.9%.

          Of the Company’s total net revenue, $154.9 million, or 75.4%, were domestic sales, and $50.4 million, or 24.6%, were international sales. Domestic revenues increased by 0.4%, from $154.2 million for fiscal 2006 to $154.9 million for fiscal 2007. Excluding the one-time rebate adjustment, the domestic sales increase would have been 3.5%. International sales increased by 5.2%, from $47.9 million for fiscal 2006 to $50.4 million for fiscal 2007. The international sales increase would have been a 0.1% without the impact of favorable foreign currency exchange within the Company’s sleep disorder segment. All other segments’ international sales are in U.S. dollars.

          Net revenues by business segment for fiscal 2007 compared with fiscal 2006 are shown below:

Net revenue by business segment

For the year ended September 30, (In thousands of dollars)	2007	2006	Percent change

Consolidated statement of income data:
Anesthesia	$74,800	$73,794	1.4%
Respiratory/critical care	46,296	44,571	3.9
Sleep disorder	48,770	42,850	13.8
Interventional cardiology/radiology	28,637	25,538	12.1
Pharmaceutical technology services	11,487	15,371	(25.3)
Rebate allowance adjustment (Note 18)	(4,733)	—	(100.0)

Total	$205,257	$202,124	1.6%

(1)	The historical financial information presented in this Annual Report has been reclassified with respect to the income from unconsolidated investment in our sleep disorder segment.

          Anesthesia. Sales of anesthesia products increased by 1.4% from $73.8 million for fiscal 2006 to $74.8 million for fiscal 2007. This increase was due to broad based growth led by Limb-q™ and Infusors. Domestic sales of anesthesia products increased 0.2%, from $63.8 million to $63.9 million. International sales of anesthesia products increased 9.0%, from $10.0 million to $10.9 million.

          Respiratory/critical care. Sales of respiratory/critical care products increased by 3.9%, from $44.6 million for fiscal 2006 to $46.3 million for fiscal 2007, primarily attributable to a 39.0% increase in sales of the Company’s Broselow color coded products. Domestic sales of respiratory/critical care products increased by 6.8%, from $31.7 million to $33.8 million. International sales of respiratory/critical care products decreased by 3.3% from $12.9 million for fiscal 2006 to $12.5 million for fiscal 2007, reflecting primarily declines in sales of ABG and Blue Resuscitators.

          Sleep disorder. Sleep disorder segment revenues increased by 13.8% from $42.9 million for fiscal 2006 to $48.8 million for fiscal 2007. The percentage increase would have been 7.7% excluding the impact of foreign currency exchange rates.

          Net revenues at Sleep Services of America (SSA), the Company’s domestic sleep disorder diagnostic business, increased 22.0%, from $17.8 million to $21.7 million, resulting primarily from the acquisitions of Do You Snore, LLC and Southern Sleep Technologies, Inc.

          At Breas, the Company’s European manufacturer of personal ventilators and CPAP devices, revenue increased 8.0%, from $25.1 million during fiscal 2006 to $27.1 million during fiscal 2007.

Interventional cardiology/radiology. Interventional cardiology/radiology segment revenues increased by

12.1% from $25.5 million for fiscal 2006 to $28.6 million for fiscal 2007.

Pharmaceutical technology services. Service revenues in the Company’s pharmaceutical technology services segment decreased by 25.3%, from $15.4 million for fiscal 2006 to $11.5 million for fiscal 2007, resulting in part from a decrease in spending by major pharmaceutical companies and also from the Company publicly classifying businesses in this segment as discontinued operations during the first three fiscal quarters of 2007. These businesses are no longer discontinued operations and are classified as held and used.

Gross profit

          The Company’s gross profit dollars and margins by segment are shown below:

For the year ended September 30, (In thousands of dollars)	2007		2006

	Gross profit	Gross profit margin	Gross profit	Gross profit margin

Anesthesia	$38,678	51.7%	$37,784	51.2%
Respiratory/critical care	25,370	54.8	23,485	52.7
Sleep disorder	25,343	52.0	22,231	51.9
Interventional cardiology/radiology	16,131	56.3	13,356	52.3
Pharmaceutical technology services	3,030	26.4	5,241	34.1
Rebate allowance adjustment (Note 18)	(4,733)	—	—	—

Total	$103,819	50.6%	$102,097	50.5%

          Gross profit dollar and margin improvements in the Company’s anesthesia and respiratory/critical care segments are due to increased sales as well as improved labor productivity and manufacturing cost controls.

          The gross profit dollar increase in the sleep disorder segment resulted from the sales volume increases in diagnostic services and introducing new sleep disorder/personal ventilation products. The gross profit margin in domestic sleep disorder diagnostic services increased from 53.5% in fiscal 2006 to 54.7% in fiscal 2007. The gross profit at Breas decreased from 50.7% in fiscal 2006 to 49.8% in fiscal 2007 due to an unfavorable sales mix.

          The gross profit dollar increase in the interventional cardiology/radiology segment resulted primarily from a richer mix of cardiac rhythm management and electrophysiology devices combined with lean enterprise and six sigma manufacturing improvements. The gross margin in interventional cardiology/radiology products increased from 52.3% in fiscal 2006 to 56.3% in fiscal 2007.

          The gross profit dollar and margin decreases in the pharmaceutical technology services segment resulted from lower sales volume. The gross profit margin decreased from 34.1% in fiscal 2006 to 26.4% in fiscal 2007, reflecting difficulties in leveraging certain costs over a declining revenue base.

Operating expenses

          Selling general and administrative expenses. Selling, general and administrative expenses increased by 9.5%, from $52.2 million for fiscal 2006 to $57.1 million for fiscal 2007. The increase resulted primarily from bad debt expenses of $1.2 million, associated with a reserve for unauthorized discounts and other bad debt and consolidating expenses of $ 1.5 million pertaining to the Company’s acquisitions within the sleep disorder segment.

          Research and development. Research and development expenses increased by 6.8%, from $7.0 million for fiscal 2006 to $7.5 million for fiscal 2007, primarily as a result of the Company’s focus on the development of SteeLiteTM single-patient-use metal laryngoscope blades, expanding the Company’s line of ventilation products, and completing the enFlow® IV Fluid/Blood Warming System.

           Impairment Charge. The Company recorded an impairment of $13.2 million for the Company’s Stelex, Inc. subsidiary and $1.9 million impairment of long-lived assets pertaining to the acquisition of Do You Snore, LLC, Advanced Sleep Technologies of Georgia, Inc. and Southern Medical Equipment, Inc. (See Note 13)

Other items

          Interest income, net. Interest income increased $1.6 million from $3.3 million for fiscal 2006 to $4.9 million for fiscal 2007, resulting from increased cash and cash equivalents being invested and higher interest rates.

          Income tax. The provision for income tax expense for fiscal 2007 and 2006 was $10.0 million and $15.8 million, respectively, reflecting effective tax rates of 33.4% and 33.7% for these periods, respectively.

          Discontinued operations. The net loss from the Company’s Vital Pharma discontinued operation was almost zero for fiscal 2007 (consisting of litigation expenses), compared with $(0.2) million for fiscal 2006. (See Note 2)

Comparison of results for the year ended September 30, 2006 to the year ended September 30, 2005

Net revenues

          Total net revenue increased by 4.6% from $193.2 million for fiscal 2005 to $202.1 million for fiscal 2006. The percentage increase would have been 5.3% excluding the impact of unfavorable foreign currency exchange rates within the Company’s sleep disorder segment. All other segments’ international sales are in U.S. dollars. Of the Company’s total net revenue, $154.2 million, or 76.3%, were domestic sales, and $47.9 million, or 23.7%, were international sales. Domestic revenues increased by 5.3% from $146.4 million for fiscal 2005 to $154.2 million for fiscal 2006. International sales increased by 2.4%, from $46.8 million for fiscal 2005 to $47.9 million for fiscal 2006.

          Net revenues by business segment for fiscal 2006 compared with fiscal 2005 are shown below.

Net revenue by business segment

For the year ended September 30, (In thousands of dollars)	2006	2005	Percent change

Consolidated statement of income data:
Anesthesia	$73,794	$67,896	8.7%
Respiratory/critical care	44,571	42,423	5.1
Sleep disorder	42,850	40,660	5.4
Interventional cardiology/radiology	25,538	25,441	0.4
Pharmaceutical technology services	15,371	16,760	(8.3)

Total (1)	$202,124	$193,180	4.6%

(1)	The historical financial information presented in this Annual Report has been reclassified with respect to the income from unconsolidated investment in our sleep disorder segment.

          Anesthesia. Sales of anesthesia products increased by 8.7% from $67.9 million for fiscal 2005 to $73.8 million for fiscal 2006. This increase was due to broad based growth led by Limb-q™ and Infusors. Domestic sales of anesthesia products increased by 7.2%, from $59.5 million to $63.8 million. International sales of anesthesia products increased 19.7%, from $8.4 million to $10 million.

          Respiratory/critical care. Sales of respiratory/critical care products increased by 5.1% from $42.4 million for fiscal 2005 to $44.6 million for fiscal 2006, primarily resulting from increased sales of blood pressure cuffs and resuscitation products. Domestic sales of respiratory/critical care products increased by 10.0% from $28.8 million to $31.7 million. International sales of respiratory/critical care products decreased by 5.4% from $13.6 million for fiscal 2005 to $12.9 million for fiscal 2006, primarily reflecting declines in sales of ABG products.

          Sleep disorder. Sleep disorder segment revenues increased by 5.4% from $40.7 million for fiscal 2005 to $42.9 million for fiscal 2006. The percentage increase would have been 8.75% excluding the impact of foreign currency exchange rates.

          The net revenues at Sleep Services of America (SSA), the Company’s domestic sleep disorder diagnostic business, increased by 12.7% from $15.8 million to $17.8 million primarily from improved utilization at existing laboratories and sleep centers.

          At Breas, the Company’s European manufacturer of personal ventilators and CPAP devices, revenue increased by 1.0% from $24.8 million during fiscal 2005 to $25.1 million during fiscal 2006. During fiscal 2005, a Breas component vendor did not deliver a sufficient quantity of a key component which delayed introducing a new sleep disorder and personal ventilation product line. The Company pre-announced the new product line availability, but without delivery, customers cancelled orders both for the new products and for pre-existing products. Limited shipments of the new product line began during the fourth quarter of fiscal 2005.

          Interventional cardiology/radiology. The Company’s interventional cardiology/radiology segment revenues increased by 0.4% from $25.4 million for fiscal 2005 to $25.5 million for fiscal 2006. The flat revenues were primarily the result of one major customer discontinuing a division to which Thomas Medical supplied two types of vascular closing devices.

          Pharmaceutical technology services. Service revenues in the pharmaceutical technology services segment decreased by 8.3% from $16.8 million for fiscal 2005 to $15.4 million for fiscal 2006 due in part from a decrease in spending within its customer base comprising major pharmaceutical companies.

Gross profit

          The Company’s gross profit dollars and margins by segment are shown below:

For the year ended September 30, (In thousands of dollars)	2006		2005

	Gross profit	Gross profit margin	Gross profit	Gross profit margin

Anesthesia	$37,784	51.2%	$36,106	53.2%
Respiratory/critical care	23,485	52.7	22,357	52.7
Sleep disorder	22,231	51.9	18,770	46.2
Interventional cardiology/radiology	13,356	52.3	13,976	54.9
Pharmaceutical technology services	5,241	34.1	6,464	38.6

Total	$102,097	50.5%	$97,673	50.6%

          Gross profit dollar improvements in the anesthesia and respiratory/critical care segments correspond to the sales volume increases in those segments. The decline in gross profit margin resulted from including the lower-margin Baxter disposable airways product line into the sales mix.

          The gross profit dollar increase in the sleep disorder segment resulted from the sales volume increases in diagnostic services and introducing new sleep disorder/personal ventilation products. The gross profit margin increased from 50.6% in fiscal 2005 to 53.5% in fiscal 2006. The gross profit at Breas increased from 43.4% in fiscal 2005 to 50.7% in fiscal 2006 as the sales mix changed to include an increased percentage of higher margin new personal ventilation products.

          The gross profit dollar decreased in the Company’s interventional cardiology/radiology segment resulted primarily from one major customer discontinuing a division that Thomas Medical supplied two types of vascular closing devices. The gross margin in interventional cardiology/radiology products decreased from 54.9% in fiscal 2005 to 52.3% in fiscal 2006.

          The gross dollar decreases in the pharmaceutical technology services segment resulted from the sales volume decrease in spending within its customer base. The gross profit margin decreased from 38.6% in fiscal 2005 to 34.1% in fiscal 2006, reflecting difficulties in leveraging certain costs over a declining revenue base.

Operating Expenses

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by 2.3% from $51.0 million for fiscal 2005 to $52.2 million for fiscal 2006. The increase resulted primarily from option expenses of $1.1 million due to implementing of SFAS 123(R) for stock option accounting.

          Research and development. Research and development expenses remained consistent at $7.0 million for fiscal 2005 and fiscal 2006. The Company reduced its spending at Breas, where the research and development efforts in designing the new family of CPAP and ventilation equipment have been substantially completed, offset by an increase of $0.4 million from stock option expenses.

          Other (income)/ expense, net. For fiscal 2006, other expense, net of $0.9 million resulted from increased legal fees relating to enforcing the Company’s rights against a former employee. The Company was successful in its prosecution, but has not yet collected any amount on the Company’s judgment and thus has not recorded any revenue to offset expenses. For fiscal 2005, other income, net of ($0.1) million resulted from a litigation settlement, gains on sales of assets, and realized foreign currency exchange gains, offset in part by charitable contributions consisting of product donations.

Other items

          Interest income, net. Interest income increased $1.6 million from $1.7 million for fiscal 2005 to $3.3 million for fiscal 2006, resulting from an increase in cash and cash equivalents being invested (reflecting, in part, the Company’s February 2006 public offering of common stock) and an increase in interest rates.

          Income tax. The provision for income tax expense for fiscal 2006 and 2005 was $15.8 million and $15.1 million, respectively, reflecting effective tax rates of 33.7% and 35.9% for these periods. The tax rate decreased to 33.7% resulted from a manufacturing credit. (See Note 17)

          Discontinued operations. The net loss from the Company’s Vital Pharma discontinued operations was $(0.2) million for fiscal 2006 (consisting of litigation expenses), compared with a $0.1 million gain for fiscal 2005. (See Note 2)

Liquidity and capital resources

          The Company believes that the funds generated from operations, along with the Company’s current working capital position, will be sufficient to satisfy the Company’s capital requirements for at least the next twelve months.

Cash flows

          Historically, the Company’s primary capital requirements were to finance business acquisitions and to support operations. The Company funded these requirements primarily through internally generated cash flows.

          During fiscal 2007, operating activities provided cash of $30.5 million. Investing activities used $23.1 million of cash, including $9.8 million for the acquisition of Do You Snore, LLC, Southern Medical Equipment, Inc., and Advanced Sleep Technologies of Georgia, Inc.; $2.3 million for the acquisition of Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC; and $5.5 million for the acquisition of Enginivity. Capital additions were $5.9 million. Financing activities used cash of $2.8 million, consisting of $5.0 million paid for dividends, which were offset in part by $1.9 million received from exercises of stock options, $0.7 million from the tax benefit of stock option exercises, and $.4 of Notes payable acquired with acquisitions.

          During fiscal 2006, operating activities provided cash of $12.4 million. Investing activities used $11.3 million of cash, including $2.3 million for the acquisition of the Futall AB and capital additions of $9.1 million. Financing activities provided cash of $20.3 million, primarily consisting of $18.5 million from the sale of common stock.

          During fiscal 2005, operating activities provided cash of $28.4 million. Investing activities used $15.5 million of cash, including $9.9 million for the acquisition of Baxter disposable airway management product line and capital additions of $5.6 million. Financing activities used cash of $9.4 million, primarily consisting of $9.1 million for common stock repurchases.

Cash and working capital

          Cash and cash equivalents were $48.9 million at September 30, 2007 as compared with $41.2 million at September 30, 2006. At September 30, 2007, the Company’s working capital was $183.4 million compared to $169.8 million at September 30, 2006. At September 30, 2007, the Company’s current ratio was 11.3 to 1 and at September 30, 2006 the current ratio was 12.1 to 1.

Debt

          The Company acquired $1.4 million of debt used to finance inventory with the April 2007 acquisition of Do You Snore, LLC, Southern Medical Equipment, Inc., and Advanced Sleep Technologies of Georgia, Inc.

Working capital and capital expenditures

          The Company’s current policy is to retain cash and earnings for use in the Company’s business, pay cash dividends, business acquisitions, product acquisitions and product development, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements, and strategic alliances.

          Capital expenditures for fiscal 2007 were $5.1 million, and included equipment, molds and building improvements at the Company’s New Jersey facility ($0.7 million), capitalized costs of software development ($1.5 million), computer hardware and software to upgrade management information systems ($0.4 million), building improvements at manufacturing facilities ($0.07 million), molds and equipment at both Thomas Medical Products ($0.4 million) and Colorado manufacturing plant ($1.0 million), new laboratory equipment ($0.8 million) for sleep labs, and patents ($0.2 million).

Dividend and stock buybacks

          The Company’s board of directors approved $5.0 million in dividends (amounting to $0.38 per share) in fiscal year 2007. On December 10, 2007, the Board approved a quarterly dividend in the amount of $0.10 per common share payable on January 2, 2008 to shareholders of record on December 21, 2007.

Commitments and contingencies

          At September 30, 2007, future payments due under the Company’s operating leases and other long-term obligations are described below:

Payments Due by Period

(In thousands of dollars) Contractual obligations	Total	Less than one year	One year to three years	Three years to five years	More than five years

Operating leases	$6,662	$2,023	$3,133	$1,155	$352
Long-term debt	1,354	868	486	—	—
Capital leases	—	—	—	—	—
Fin 48	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total	$8,016	$2,891	$3,619	$1,155	$352

Other

          At September 30, 2007, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. The Company does not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or related parties.

Critical accounting estimates

          The following critical accounting estimates affect significant judgments used in the preparation of the Company’s consolidated financial statements. The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require the Company to make estimates and judgments that affect the Company’s reported amount of assets, liabilities, revenues, and expenses, as well as related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to asset impairment, revenue recognition, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on the information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could vary from these estimates under different assumptions or conditions.

          The Company believes that the following critical accounting estimates affect the more significant judgments used in the preparation of its consolidated financial statements:

Revenue recognition

          Net revenues consist of sales of the Company’s anesthesia, respiratory/critical care, sleep disorder and personal ventilation, and interventional cardiology/radiology products and revenues from the Company’s sleep disorder diagnostic services and pharmaceutical technology services. For all product sales, revenue is recognized when title to the product passes to the customer. For product sales to all customers except for certain domestic distributors, title passes upon shipment of the product. For sales through certain domestic distributors, title passes when the product is received by the distributor. For service revenue, revenue is recognized when the service is performed.

          The Company’s sales to United States distributors are made at the Company’s distributor list price. Because the end-user (i.e., a hospital) is typically entitled, on a case by case basis, to a price lower than the Company’s distributor list price, the distributor is then due a rebate, equal to the difference between the distributor list price and the final lower contract price, when shipment is made to the end user. In order to properly reflect the Company’s sales to distributors, the Company records the gross sale at its distributor list price, less the amount of the expected rebate, to arrive at the net sale. This net sale is the amount the Company expects to receive in cash from the distributor on the sale.

          On a monthly basis, each distributor provides the Company with documentation of shipments to particular end-users and computes a rebate claim on such shipments. Once the distributor has provided the Company with this claim, the distributor will deduct the computed rebate from its net remittance.

          The amount of the estimated rebate that has not yet been taken by the distributor through the reduction of a payment is included in the allowance for rebates, which reduces the accounts receivable on the Company’s balance sheet. This allowance is calculated by adding the amount of rebates claimed by the distributors through documentation but not yet reimbursed plus an estimate by the Company of the amount of future rebates due on any inventory that the distributors are holding at the end of each period.

          The allowance for rebates was $10.5 million, $8.1 million, and $7.3 million at September 30, 2007, 2006, and 2005 respectively. Rebate expense was $74.8 million, $64.6 million, and $55.9 million for the years ended September 30, 2007, 2006, and 2005 respectively.

Amortization of goodwill

          In accordance with SFAS No. 142, the Company ceased amortizing goodwill and performed an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill. The Company last completed this impairment test during the three month period ended March 31, 2007 and found no impairment. The Company also reviews the carrying value of other long-lived assets on a periodic basis, or whenever events or changes in circumstances indicate that the amounts may not be recoverable. If the Company determines that the carrying amount of an asset may not be recoverable, the Company then estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The Company will recognize an impairment loss if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets (See Note 1 and Note 13). Goodwill amounted to $82.0 million, $79.3 million, and $77.2 million at September 30, 2007, 2006, and 2005, respectively.

Allowance for doubtful accounts

          The Company maintains an allowance for doubtful accounts for estimated losses if its customers fail to make required payments, which results in bad debt expense in operating expenses. The Company’s allowance for doubtful accounts was $4.5 million, $0.4 million, and $0.5 million at September 30, 2007, 2006, and 2005, respectively. The increase in the allowance was primarily attributable to a $1.2 million increase for unauthorized cash payment discounts by one of the Company’s large distributors and the consolidation of the Company’s sleep disorder acquisition. The Company determines the adequacy of this allowance by evaluating individual customer receivables, considering the customer’s financial condition and credit history, and analyzing current economic conditions. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Claims and proceedings

          The Company is subject to various claims and legal actions in the ordinary course of its business. These matters frequently arise in disputes regarding the rights to intellectual property, where it is difficult to assess the likelihood of success and even more difficult to assess the probable ranges of recovery. Although the Company currently is not aware of any legal proceeding that is reasonably likely to have a material adverse effect on its financial position and results of operations other than legal proceedings for which accruals have been provided, if the Company becomes aware of any such claims against itself, the Company will evaluate the probability of an adverse outcome and provide accruals for such contingencies to the extent that such contingencies are measurable.

Inventory obsolescence

          The Company establishes an allowance for inventory obsolescence. The allowance is determined by performing an aging analysis of the inventory; based upon this allowance, inventory is stated at the lower of cost, using the first in, first out method, or its net realizable value. The Company’s inventory allowance for obsolescence was $0.6 million, $0.5 million, and $0.7 million at September 30, 2007, 2006, and 2005.

Recent accounting pronouncements

          For information regarding new accounting pronouncements, see Note 1.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          The Company is exposed to market risks, including the impact of material price changes and changes in the market value of its investments and, to a lesser extent, interest rate changes and foreign currency fluctuations. In the normal course of business, the Company seeks to limit the impact of market risks on earnings and cash flows.

          The impact of interest rate changes is not material to the Company’s financial condition. The Company does not enter into interest rate transactions for speculative purposes.

          For fiscal 2007, the Company’s international net revenue represented approximately 24.6% of its total net revenues. The Company’s Breas subsidiary, located in Sweden, represented 53.7% of its total international net revenues during fiscal 2007. The Company does not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions, such as foreign currency exchange forward or option contracts, as of September 30, 2007.

          The Company’s primary risk involving price changes relates to raw materials used in its operations. The Company is exposed to changes in the prices of resins and latex for the manufacture of its products. The Company does not enter into commodity futures or derivative instrument transactions. The Company seeks to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

Item 8. Financial Statements and Supplementary Data

          The following audited consolidated financial statements and related reports are set forth in this Annual Report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Vital Signs, Inc.

          We have audited the accompanying consolidated balance sheets of Vital Signs, Inc. and Subsidiaries as of September 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and other comprehensive income and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vital Signs, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with United States generally accepted accounting principles.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Vital Signs, Inc. and Subsidiaries as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2007 expressed an unqualified opinion thereon.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

December 14, 2007

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,

	2007	2006

	(In thousands of dollars)
ASSETS
Current Assets:
Cash and cash equivalents (Note 1)	$48,920	$41,242
Short term investments (Note 1 and 3)	86,671	85,565
Accounts receivable, less allowances for rebates and doubtful accounts of $14,979 and $8,526, respectively (Notes 1, 18 and 19)	36,915	34,284
Inventory (Notes 1 and 4)	19,778	19,006
Prepaid expenses (Note 5)	4,140	4,453
Deferred income taxes (Notes 1 and 17)	192	—
Other current assets (Note 6)	4,650	596

Total current assets	201,266	185,146

Property, plant and equipment—net (Notes 1 and 7)	32,383	33,129
Goodwill—net (Notes 1 and 2)	81,984	79,272
Deferred income taxes (Notes 1 and 17)	4,732	801
Other assets (Notes 1 and 8)	10,579	7,506

Total Assets	$330,944	$305,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,120	$5,488
Current portion of long-term debt (Note 9)	868	—
Accrued expenses (Note 10)	9,453	9,136
Income taxes payable (Note 17)	385	731

Total current liabilities	17,826	15,355
Long-term debt (Note 9)	486	—

Total liabilities	18,312	15,355

Non-controlling share in subsidiary	6,051	4,686

Commitments and contingencies (Notes 2, 14 and 15)

Stockholders’ Equity (Note 16):
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 13,286,050 and 13,218,850, respectively	48,922	44,798
Accumulated other comprehensive income (Note 1)	5,696	3,181
Retained earnings	251,963	237,834

Stockholders’ equity	306,581	285,813

Total Liabilities and Stockholders’ Equity	$330,944	$305,854

See Notes to Consolidated Financial Statements

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars, except per share amounts)
Revenue: (Note 1)
Net sales	$172,059	$168,962	$160,581
Service revenue	33,198	33,162	32,599

Total revenue	205,257	202,124	193,180

Cost of goods sold and services performed:
Cost of goods sold	83,139	81,632	77,381
Cost of services performed	18,299	18,395	18,126

Total cost of services performed	101,438	100,027	95,507

Gross profit	103,819	102,097	97,673

Operating expenses:
Selling, general and administrative	57,135	52,182	51,025
Research and development	7,511	7,034	7,011
Other (income) expense, net (Note 12)	527	880	(78)
Impairment charges (Notes 2 and 13)	15,121	—	—
Restructuring charge (Note 11)	—	—	213

Total operating expenses	80,294	60,096	58,171

Operating income	23,525	42,001	39,502

Other (income)/expense:
Interest income	(4,909)	(3,294)	(1,697)
Interest expense	56	—	36
Income from unconsolidated investment	(1,498)	(1,728)	(832)

	(6,351)	(5,022)	(2,493)

Income from continuing operations before provision for income taxes, non-controlling interest and discontinued operations	29,876	47,023	41,995

Provision for income taxes (Note 17)	9,985	15,828	15,093

Income from continuing operations before non-controlling interest	19,891	31,195	26,902

Non-controlling share in net income of subsidiary	683	911	602

Income from continuing operations	19,208	30,284	26,300

Income/(loss) from discontinued operations:	(49)	(167)	89

Net income	$19,159	$30,117	$26,389

Earnings (loss) per common share:
Basic income per share from continuing operations	$1.45	$2.34	$2.08
Discontinued operations	(0.01)	(0.01)	0.01

Basic net earnings per share	$1.44	$2.33	$2.09

Diluted income per share from continuing operations	$1.45	$2.32	$2.06
Discontinued operations	(0.01)	(0.01)	—

Diluted net earnings per share	$1.44	$2.31	$2.06

Basic weighted-average number of shares outstanding	13,238	12,966	12,616

Diluted weighted-average number of shares outstanding	13,277	13,040	12,789

Dividends declared and paid per common share	$0.38	$0.32	$0.27

See Notes to Consolidated Financial Statements

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME

			Accumulated Other Comprehensive Income (Loss)

	Common Stock			Retained Earnings	Stockholders’ Equity	Comprehensive Income
	Shares	Amount

	(In thousands of dollars, except per share amounts)

Balance at September 30, 2004	$12,715,243	$24,279	$3,059	$188,885	$216,223	—
Net income	—	—	—	26,389	26,389	$26,389
Repurchase of common stock	(238,400)	(9,084)	—	—	(9,084)	—
Common stock issued under various incentive plans	116,736	3,101	—	—	3,101	—
Tax benefit from employees’ and directors’ stock option plans (Note 16)	—	536	—	—	536	—
Foreign currency translation gain/(loss)	—	—	(1,047)	—	(1,047)	(1,047)
Dividends paid ($.27 per share)	—	—	—	(3,412)	(3,412)	—

Balance at September 30, 2005:	12,593,579	18,832	2,012	211,862	232,706	—

Comprehensive income	—	—	—	—	—	$25,342

Net income	—	—	—	30,117	30,117	$30,117
Repurchase of common stock	(5,000)	(217)	—	—	(217)	—
Common stock issued under various incentive plans	196,271	4,192	—	—	4,192	—
Tax benefit from employees’ and directors’ stock option plans (Note 16)	—	2,013	—	—	2,013	—
Foreign currency translation gain/(loss)	—	—	1,169	—	1,169	1,169
Secondary offering	434,000	18,490	—	—	18,490	—
Dividends paid ($.32 per share)	—	—	—	(4,145)	(4,145)	—
Option compensation expense	—	1,488	—		1,488	—

Balance at September 30, 2006	13,218,850	44,798	3,181	237,834	285,813

Comprehensive income	—	—	—	—	—	$31,286

Net income	—	—	—	19,159	19,159	19,159
Common stock issued under various incentive plans	67,200	1,891	—	—	1,891	—
Tax benefit from employees’ and directors’ stock option plans (Note 16)	—	670	—	—	670	—
Foreign currency translation gain/(loss)	—	—	2,515	—	2,515	2,515
Dividends paid ($.38 Per share)	—	—	—	(5,030)	(5,030)	—
Option compensation expense	—	1,563	—	—	1,563	—

Balance at September 30, 2007	13,286,050	$48,922	$5,696	$251,963	$306,581

Comprehensive income						$21,674

See Notes to Consolidated Financial Statements

VITAL SIGNS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars)

Cash flows from operating activities:
Net income	$19,159	$30,117	$26,389
Add (income) loss from discontinued operations	49	167	(89)

Income from continuing operations	19,208	30,284	26,300
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	6,537	5,817	5,816
Deferred income taxes	(4,460)	519	1,126
Impairment charge	15,122	—	—
Non-cash compensation expense	1,563	1,488	—
Non-controlling interest in income of subsidiary	683	911	602
Tax benefit for stock options	—	—	536
Changes in operating assets and liabilities: Net of assets acquired and liabilities assumed:
(Increase)/in short term investments	(1,106)	(22,210)	(2,587)
(Increase)/decrease in accounts receivable	(479)	417	(2,810)
(Increase)/decrease in inventory	438	(2,139)	1,063
(Increase)/in prepaid expenses and other current assets	(3,546)	(1,068)	(479)
(Increase)/decrease in other assets	(2,749)	1,431	(2,395)
Increase/(decrease) in accounts payable	(1,181)	(1,659)	1,910
(Decrease)/increase in accrued expenses	846	989	(46)
(Decrease) in income taxes payable	(346)	(2,245)	(716)

Net cash provided by continuing operations	30,530	12,535	28,320
Net cash provided by (used in) discontinued operations	(49)	(167)	89

Net cash provided by operating activities	30,481	12,368	28,409

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,450)	(7,411)	(3,493)
Capitalization of software development costs	(1,491)	(1,314)	(1,880)
Capitalization of patent costs	(202)	(343)	(206)
Acquisition of Do You Snore LLC, Southern Medical Equipment, Inc and Advanced Sleep Technologies of Georgia, Inc, Net of Cash Acquired of $148.8	(9,785)	—	—
Acquisition of Southern Sleep Technologies, LLC and Southern Home Respiratory Care LLC	(2,255)	—	—
Acquisition of Enginivity, Net of Cash Acquired $6.4	(5,869)	—	—
Acquisition of Futall AB	—	(2,273)	—
Acquisition of Baxter disposable airways product line	—	—	(9,932)

Net cash from investing activities	(23,052)	(11,341)	(15,511)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	18,491	—
Dividends paid	(5,030)	(4,145)	(3,412)
Tax benefit on stock options in excess of benefit provided	670	2,013	—
Proceeds from exercise of stock options	1,891	4,192	3,101
Repurchase of common stock	—	(217)	(9,084)
Payments on debt	(366)	—	—

Net cash (used in) provided by financing activities	(2,835)	20,334	(9,395)
Effect of foreign currency translation	3,084	1,469	(791)

Net increase in cash and cash equivalents	7,678	22,830	2,712
Cash and cash equivalents at beginning of year	41,242	18,412	15,700

Cash and cash equivalents at end of year	$48,920	$41,242	$18,412

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$56	$—	$36
Income taxes	11,169	15,127	12,457
Supplemental schedule of non-cash financing activities:
Fair value of common stock received as payment for exercise of stock options	—	1,586	—

See Notes to Consolidated Financial Statements

Notes to the Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies and Principal Business Activities

Business Activities

          Vital Signs, Inc. (“VSI”) and its subsidiaries (collectively, the “Company”) design, manufacture and market single-patient-use products for the anesthesia, respiratory/critical care, sleep/personal ventilation and interventional cardiology/radiology markets. In addition, the Company has subsidiaries that provide services, one for the diagnosis of sleep disorders through sleep clinics, and the other for pharmaceutical technology services.

Principles of Consolidation

          The consolidated financial statements include the accounts of VSI and its majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. For comparability, certain 2006 and 2005 amounts in the consolidated financial statements have been reclassified, where appropriate, to conform to the financial statement presentation used in 2007.

Accounts Receivable

          Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for rebates and an allowance for doubtful accounts. The Company records an allowance for rebates on sales to distributors, which is the difference between the established distributor price and the lower price to which the end-user is entitled, when shipment is made to the end-user. In order to properly reflect the Company’s sales to distributors, the Company records the gross sale (at the Company’s established distributor price), less the amount of the expected rebate, to arrive at the net sale. This net sale is the amount that the Company expects to receive in cash from the distributor on the sale. The Company also records an allowance for doubtful accounts based on certain percentages of aged receivables and historical payment experience. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

The Company’s revenues in the anesthesia and respiratory/critical care segments include sales made to distributors. During the 2007, 2006, and 2005 fiscal years, these sales accounted for approximately 28.9%, 28.3%, and 26.4%, respectively, of the total revenue of the Company. Price rebates are available to the distributor based upon the difference between the established price (distributor list) and the lower price that the distributor is entitled to after selling the goods to the end-user hospital (distributor final). The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold during the period. These amounts are deducted from sales for that period. (See Note 18)

Shipping and Handling

          Costs incurred for shipping and handling fees are included in selling, general and administrative expenses and amounted to $6,137,000, $6,863,000, and $5,128,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

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

          The Company performs an annual impairment analysis based upon discounted cash flows to assess the recoverability of the goodwill, in accordance with the provisions of SFAS No. 142. The Company completed this annual impairment test during the period ended March 31, 2007 and found no impairment at the time.

          Subsequent to the impairment testing performed March 31, 2007, it was determined that the carrying value of the assets associated with the Company’s pharmaceutical technology services subsidiary, Stelex, exceeded the estimated future undiscounted cash flows of those assets. Subsequent to the April 2, 2007 acquisition of Do You Snore, LLC, the Company determined that the acquisitions long-lived assets were impaired. (See Note 13)

                    Goodwill consists of the following:

	For the Year Ended September 30,

	2007	2006

	(In thousands of dollars)
Beginning balance:	$79,272	$77,167
Goodwill resulting from an increase in non-controlling interest in SSA	682	—
Goodwill acquired: Futall	—	2,105
Goodwill acquired: Enginivity	5,655	—
Goodwill acquired: Do You Snore, LLC & Advanced Sleep Technologies of Georgia, Inc and Southern Medical Equipment, Inc	7,758	—
Goodwill acquired: Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC	1,798	—
Impairment of Stelex Goodwill	(13,181)	—

Ending balance	$81,984	$79,272

                    Other Intangibles consists of the following and are included in Other Assets on the balance sheet:

	For the Year Ended September 30,

	2007	2006

	(In thousands of dollars)
Trademark, provider numbers, and customer lists:
Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC	$200	$—
Amortization	(3)	—

Ending Balance	$197	$0

Cash and Cash Equivalents

          The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company believes it is not exposed to any significant credit risk with respect to its highly-liquid investments in money market securities and its commercial banking facilities.

Short Term Investments

          Management determines the appropriate classification of securities at the time of purchase pursuant to the Vital Signs, Inc. Investment Policy.

          During fiscal 2006, the Company reclassified its auction rate securities (ARS) on its balance sheet in accordance with GAAP. The Company believes that the investments in ARS are: short term and highly liquid, readily convertible to known amounts of cash, and present an insignificant risk of change in value due to market changes in interest rates.

Net Income per Share of Common Stock

          Basic net income per common share is computed using the weighted-average number of shares outstanding. Diluted net income per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock.

          The following table sets forth the computation of basic and diluted net income per share:

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars, except per share amounts)
Income applicable to common shares:
Income from continuing operations	$19,208	$30,284	$26,300
Income/(loss) from discontinued operations	(49)	(167)	89

Net income	$19,159	$30,117	$26,389

Weighted-average shares outstanding:
Basic weighted-average common shares outstanding	13,238	12,966	12,616
Dilutive effect of employee stock options	39	74	173

Diluted weighted-average outstanding shares	13,277	13,040	12,789

Earnings/(loss) per common share:
Basic
Income per share from continuing operations	$1.45	$2.34	$2.08
Income/(loss) per share from discontinued operations	(0.01)	(0.01)	0.01

Net earnings	$1.44	$2.33	$2.09

Diluted
Income per share from continuing operations	$1.45	$2.32	$2.06
Income/(loss) per share from discontinued operations	(0.01)	(0.01)	0.00

Net earnings	$1.44	$2.31	$2.06

Capitalized Software

          SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” requires capitalization of software development costs incurred subsequent to the establishment of technological feasibility and prior to the availability of the product for general release to customers. Software development costs are included in other assets. Amortization of capitalized software costs begins when the product is available for general release to customers and is computed as the greater of: (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the estimated economic life (generally three years) and charged to cost of goods sold.

Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

          Effective October 1, 2005, the Company began recording compensation expense associated with stock options in accordance with SFAS No. 123(R), “Share-Based Payment.” Prior to October 1, 2005, the Company accounted for stock-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock option plans using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS Nos. 123 and 148. The Company has adopted the modified prospective transition method provided under SFAS No. 123(R), and as a result, has not retroactively adjusted results from prior periods. Under this transition method, compensation expense associated with stock options recognized in fiscal years 2007 and 2006 includes: 1) expense related to the remaining unvested portion of all stock option awards granted prior to October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and 2) expense related to all stock option awards granted subsequent to October 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). (See Note 16)

Recent Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The FIN 48 is effective for fiscal years beginning after December 15, 2006, which is October 1, 2007 for the Company. Preliminary estimates are that the Company may recognize liability of $2.0 - $3.0 million, with the offset being to the opening balance of retained earnings.

          In February 2007, the Financial Accounting Standards Board released FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which takes effect for the first fiscal year beginning after November 15, 2007. Under FAS 159, entities are provided with an option to report selected financial assets and liabilities at fair value. The standard permits an entity to elect the fair value option on an instrument-by-instrument basis. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

          In December 2007, the Financial Accounting Standards Board released two new rules, FAS 141(R), Business Combinations (effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008), and FAS 160, Non-controlling Interests in Consolidated Financial Statements (effective for annual periods beginning December 15, 2008). These new rules are products of a joint project between the FASB and the International Accounting Standards Board and continue the movement toward the greater use of fair values in financial reporting. FAS 141(R) will significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.

          The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position or results of operations.

Translation of Foreign Currency Financial Statements

          The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at current exchange rates, and related revenue and expenses are translated at average monthly exchange rates. The aggregate effect of translation adjustments is reflected as a separate component of stockholders’ equity (accumulated other comprehensive income/(loss)) until there is a sale or liquidation of the underlying foreign subsidiary.

Note 2—Acquisitions/Dispositions

Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc.

          On April 2, 2007 the Company’s Sleep Services of America subsidiary acquired the assets of Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc. each of which is located in Atlanta, Georgia. Do You Snore, LLC and Advanced Sleep Technologies of Georgia Inc. primarily provide sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Medical Equipment is a provider primarily of CPAP equipment to sleep apnea patients. These acquisitions allow Sleep Services of America to expand its geographic reach along the South East Coast, as well as expand its strategy of providing the patient with the complete range of sleep services.

          The aggregate cash purchase was comprised of (i) an initial payment of $9.8 million with an additional $2.0 million payable upon collection of accounts receivable and (ii) a 10% earnout over the next three years. The assets acquired, consisting primarily of accounts receivable, inventory and fixed assets, amounted to $2.5 million and the liabilities assumed amounted to approximately $1.6 million, consisting principally of a $1.1 million note payable for leased equipment and inventory. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill and may be subject to adjustment, was approximately $7.8 million and is included in the sleep disorder segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142. Since the acquisition of Do You Snore, LLC and its related operations, are immaterial, no pro forma information has been presented.

          As a result of the acquisition, the Company’s ownership in Sleep Services of America increased from 70% to 73%, with John Hopkins Health System Corporation owning 26% and 1% owned by various other investors.

          Upon the completion of the valuation of the assets acquired, the Company determined that Sleep Services of America had substantial claims against the sellers. The results of this valuation are reflected as a long-lived asset impairment of $1.9 million, in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” On December 10, 2007, Sleep Services of America initiated a lawsuit against Renee McPhee, Randall Lenz, and Jeffrey Kunkes for breach of contract, fraud and other causes of action related to the sale of Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc.

          The results of operations of Do You Snore, LLC, Southern Medical Equipment, Inc. and Advanced Sleep Technologies of Georgia, Inc. have been included in the sleep disorder segment since April 2, 2007.

Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC

          On June 28, 2007, the Company’s Sleep Services of America subsidiary acquired the assets of Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC. Southern Sleep Technologies, LLC primarily provides sleep diagnostic services in both free standing and hospital owned sleep laboratories, and Southern Home Respiratory Care, LLC is a provider primarily of CPAP equipment to sleep apnea patients. The aggregate cash purchase price is comprised of (i) an initial payment of $2.3 million with an additional $0.8 million payable upon the collection of accounts receivable and, (ii) a 10% earnout over the next three years. The assets acquired, consisting primarily of accounts receivable, amounted to $0.8 million and the liabilities assumed amounted to approximately $0.4 million, consisting principally of accounts payable and a $0.2 million note payable for leased equipment. The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill, was approximately $1.8 million and is included in the sleep disorder segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142. Since the acquisition of Southern Sleep Technologies, LLC, and its related operations, are immaterial, no pro forma information has been presented.

          As a result of the acquisition, the Company’s ownership in Sleep Services of America increased from 73% to 75%, with John Hopkins Health System Corporation owning 24% and 1% owned by various other investors.

          The results of operations of Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC have been included in the sleep disorder segment since June 28, 2007.

Enginivity, LLC

          On August 15, 2007, the Company acquired the assets of Enginivity, LLC and its enFlow® IV fluid and blood warmer patented technology. The aggregate cash purchase price is comprised of an initial payment of $5.9 million.The excess of the purchase price over the fair value of the net assets acquired, which has been preliminarily allocated to goodwill, was approximately $5.7 million. Goodwill was recognized in accordance with Statement of Financial Standards No. 142. Since the acquisition of Enginivity, LLC and its related operations, are immaterial, no pro forma information has been presented.

          The results of operations of Enginivity, LLC, have been included in the respiratory/critical care segment since August 15, 2007.

Futall AB

          On November 14, 2005, the Company acquired the assets of Futall AB, a Swedish company holding the rights to certain carbon dioxide detection technology similar to the type used by the Company in its C-CO2™ product. The assets consisted of intellectual property rights including patents and trade secrets, manufacturing equipment, and office equipment. The purchase price is comprised of (i) an initial payment of $2.0 million, and (ii) a royalty on future sales. Royalties of $0.2 million have been earned by the selling shareholders of Futall and charged to operations. The transaction includes the acquisition of certain patents valued at approximately $0.2 million. The excess of the purchase price over the fair value of the net assets acquired, to goodwill, was approximately $2.1 million and is included in the anesthesia and respiratory/critical care segments. Goodwill was recognized in accordance with Statement of Financial Standards No. 142. Since the acquisition of Futall AB, and its related operations, are immaterial, no pro forma information has been presented.

Baxter disposable airway management product

          On March 2, 2005, the Company acquired a disposable airway management device business from a subsidiary of Baxter International, Inc. to improve the Company’s market share in the anesthesia segment. The purchase price for the acquisition, including related costs, was approximately $10.1 million. The transaction includes the acquisition of certain manufacturing assets related to the business valued at approximately $1.3 million, as well as inventory including anesthesia circuits, face masks, heat and moisture exchanger filters and other associated anesthesia components valued at approximately $1.2 million. The excess of the purchase price over the fair value of the net assets acquired, which has been allocated to goodwill, was approximately $7.7 million, and is included in the anesthesia segment. Goodwill was recognized in accordance with Statement of Financial Standards No. 142. Goodwill is deductible for income tax purposes. The results of operations of this business, including revenues of approximately $4.5 million, are included in the Company’s results of operations from March 2, 2005.

          The following summary, pro forma, unaudited data of the Company reflects the acquisition of the

Baxter disposable airway management device business as if the acquisition had occurred on October 1, 2004.

In thousands of dollars, except per share amounts	Fiscal Year Ended September 30,

2005

Net sales	$199,118

Net income	27,391

Basic net income per common share	$2.17

Diluted net income per common share	$2.14

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

          On October 30, 2003, the Company sold its Vital Pharma subsidiary to ProClinical, Inc. The Company received $0.5 million in cash and a three-year note receivable from ProClinical for $2.0 million. The note accrues interest at 8%, 10%, and 12% in the first, second and third years of the note, respectively. Interest is payable quarterly. ProClinical has defaulted on the payment of the note and the Company has brought foreclosure action in connection with its security interests on the assets sold to ProClinical. No gain or further loss was recorded on the sale.

          Vital Pharma had been a defendant in 59 separate lawsuits in connection with its packaging of a certain product for Lifecore Biomedical, Inc. (See Note 15)

          Summarized selected financial information for the discontinued operations is as follows:

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars)
Revenue	$—	$—	$—

Income/(loss) before income tax benefit	(74)	(253)	135
Income tax (provision) benefit	25	86	(46)

Income/(loss) from discontinued operations	$(49)	$(167)	$89

          There were no assets or liabilities attributable to discontinued operations as of September 30, 2007 and 2006 on the consolidated balance sheet.

          Cash flows of the discontinued operations consisted of the following for the years ended September 30, 2007, 2006, and 2005:

	2007	2006	2005

	(In thousands of dollars)
Income/(loss) from discontinued operations	$(49)	$(167)	$89

Net cash provided by/(used in) discontinued operations	$(49)	$(167)	$89

Note 3—Short-Term Investments

          The following is a summary of Trading Securities:

	September 30,

	2007	2006

	(In thousands of dollars)
Trading Securities	$86,671	$85,565

Total Short-Term Investment	$86,671	$85,565

                         See Note 1, Summary of Significant Accounting Policies and Principal Business Activities.

Note 4—Inventory

          Inventory consists of the following:

	September 30,

	2007	2006

	(In thousands of dollars)
Raw materials	$13,177	$13,045
Finished goods	7,230	6,456
Allowance for obsolete inventory	(629)	(495)

Inventory	$19,778	$19,006

          Allowance for obsolete and slow moving goods at September 30, 2007 and 2006 were $629,000 and $495,000, respectively. Provisions charged to expense were $231,000, $168,000, and $127,000 for fiscal 2007, 2006, and 2005, respectively. Amounts written off against the allowance were $97,000, $409,000, and $542,000 for fiscal 2007, 2006, and 2005, respectively.

Note 5—Prepaid Expenses

          Prepaid expenses consist of the following:

	September 30,

	2007	2006

	(In thousands of dollars)
Prepaid Income taxes	$1,436	$1,362
Prepaid taxes other	215	527
Prepaid insurance	818	1,515
Other	1,671	1,049

	$4,140	$4,453

Note 6—Other Current Assets

          Other current assets consist of the following:

	September 30,

	2007	2006

	(In thousands of dollars)
Non-trade receivables	$456	$286
Restricted cash	2,800	—
Other	1,394	310

	$4,650	$596

Note 7—Property, Plant and Equipment

          Property, plant and equipment, at cost, consists of the following:

	September 30,
			Estimated
	2007	2006	Useful Life

	(In thousands of dollars)

Land	$2,395	$2,364
Building and building improvements	19,363	18,937	30 to 40 years
Equipment and molds	35,417	33,394	5 to 20 years
Fixtures and office equipment	5,180	4,920	5 to 15 years
Transportation equipment	140	143	5 years

	62,495	59,758
Less accumulated depreciation and amortization	(30,112)	(26,629)

	$32,383	$33,129

          Depreciation expense for fiscal year end 2007 and 2006 was $5.3 million and $4.6 million, respectively.

Note 8—Other Assets

          Other assets consist of the following:

	September 30,

	2007	2006

	(In thousands of dollars)

Deposits on equipment	$3,872	$1,586
Capitalized software	3,305	3,262
Prepaid royalties	391	470
Equity interest at cost	432	432
Other	2,579	1,756

	$10,579	$7,506

          Capitalized software, inclusive primarily of personnel and consulting costs, consists of the following:

	September 30,

	2007	2006

	(In thousands of dollars)

Software development costs—Stelex Inc	$156	$—
Software development costs—Vital Path	1,626	1,452
Software development costs—Breas SA	5,340	4,677
Accumulated amortization	(3,817)	(2,867)

	$3,305	$3,262

          For fiscal years 2007, 2006, and 2005 amortization was $1,447,000, $1,074,000, and $1,429,000, respectively.

Note 9—Long-Term Debt

          Long term debt consists of the following:

	September 30,

	2007	2006

	(In thousands of dollars)

Inventory financing assumed with acquisitions	$1,354	$—
Less current portion	(868)	—

	$486	$—

Note 10—Accrued Expenses

          Accrued expenses consist of the following:

	September 30,

	2007	2006

	(In thousands of dollars)

Payroll and related costs	$3,051	$2,681
Professional fees	1,715	1,857
Sales expenses	72	40
Other taxes payable	169	147
Deferred tax liability (Note 17)	20	357
Other	4,426	4,054

	$9,453	$9,136

Note 11—Restructuring Expense

          Restructuring expense consists of the following:

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars)
Closing of California plant	$—	$—	$213

	$—	$—	$213

Note 12—Other Expense/(Income)—Net

          Other operating expense/(income)—net consists of the following:

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars)
Legal	$410	$296	$—
Charitable contributions of inventory	84	113	73
Acquisition costs	—	298	—
Other	33	173	(151)

	$527	$880	$(78)

Note 13— Asset Impairment

          In accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, the Company’s pharmaceutical technology services segment recognized a goodwill impairment charge of $13.2 million in the fourth quarter of fiscal 2007. The pharmaceutical technology services segment was classified as discontinued operation in the first, second, and third quarters of fiscal 2007. The Company believes that the public announcement of this classification caused demand for the Company’s pharmaceutical technology services segment to decline. When the Company sought to sell this business, the offers received were inadequate.

          Per Statement of Financial Standards No. 142, “Goodwill of a reporting unit shall be tested for impairment if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.” The offers received served as a basis to estimate the segments’ fair value for the impairment write-off. The $13.2 million asset impairment is recognized as an impairment charge in operating expenses on the Consolidated Statements of Income. The segment has been re-classified to held and used during the fourth quarter of fiscal 2007.

          In accordance with Statement of Financial Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company recognized a long-lived asset impairment charge of $1.9 million in the fourth quarter of fiscal 2007, reflecting a decline in the Company sleep disorder company acquired on April 2, 2007.

Upon the completion of an independent valuation of the assets acquired, the long-lived assets were classified as impaired. The Company is currently pursuing legal action against the seller asserting fraudulent misrepresentations, breach of non-competition agreement and other substantial claims. The $1.9 million asset impairment is recognized as an impairment charge in operating expenses on the Consolidated Statements of Income.

Note 14—Commitments

Leases

          The Company has entered into non-cancelable operating leases providing for the lease of office and warehouse facilities, equipment and certain other assets. Rent expense, aggregating $1,945,000, $1,517,000, and $1,474,000 has been charged to operations for the years ended September 30, 2007, 2006, and 2005, respectively. The Company’s commitments under such leases follow:

Year Ending September 30,	(In thousands of dollars)
2008	2,023
2009	1,764
2010	1,368
2011	676
2012	479
2013 and thereafter	352

$6,662

Note 15—Contingent Liabilities

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

          On December 6, 1999, a complaint was filed against the Company on behalf of former shareholders of the Company’s Vital Pharma subsidiary alleging breach of contract for failure to pay earnout payments allegedly due under the stock purchase agreement executed in connection with the Company’s purchase of Vital Pharma in January 1996. In response to the lawsuit, the Company filed a seven count counterclaim against the plaintiffs. In August 2000, the court ordered the plaintiff to submit its claims relating to the earnout calculation to binding arbitration and stayed all other proceedings pending the outcome of the arbitration. The arbitration hearing commenced on January 26, 2004. In August 2006, the arbitrator issued a decision awarding the plaintiffs $0.9 million. Plaintiffs originally claimed damages in the pre-interest amount of approximately $8.0 million. Subsequently, in plaintiffs’ post-arbitration brief to the arbitrator, plaintiffs argued that the final calculation of their damages could be in excess of $14 million. The Company has recorded a reserve in connection with this proceeding in the amount of $0.9 million, included in accrued expenses in the balance sheet.

          The lawsuit was stayed during the pendency of the arbitration. On October 20, 2006, the stay was lifted and the Company’s counterclaim, as well as plaintiff’s remaining claim, were restored to the court’s calendar. While plaintiff asserts that several of its claims were also restored, the Company believes that except for one limited claim by one of the names of plaintiffs’ original claims were adjudicated through the arbitration proceedings. The lawsuit is now in the discovery phase.

          Beginning in the Company’s 2003 fiscal year and running through the Company’s 2005 fiscal year, a number of negligence and product liability lawsuits were filed against the Company’s Vital Pharma, Inc. subsidiary, primarily in Palm Beach County, Florida, over an anti-adhesion product for gynecological surgery known as Intergel. Intergel was manufactured by Lifecore Biomedical, Inc. and distributed by Ethicon, Inc., a subsidiary of Johnson & Johnson. The Company’s subsidiary, Vital Pharma, packaged the Intergel product into plastic containers. A global settlement was reached in all matters, and the Company paid only a token settlement amount, which was covered by its insurance. Lifecore, through its insurer, had been reimbursing a significant portion of Vital Pharma’s legal fees and costs for all of the litigation relating to Intergel in which Vital Pharma had been involved. Notwithstanding this reimbursement, Vital Pharma and its insurer had incurred substantial legal fees and expenses which were not reimbursed. During November 2007 that matter was successfully settled in favor of Vital Pharma and its insurer for $149,000.

          On November 11, 2006, plaintiffs filed their motion in the Federal Court to confirm the arbitrator’s award which was granted. However, the Company is not obligated to pay the award until resolution ofthe entire case. Plaintiff has told the Company of his intention to seek judicial relief for payment of the award prior to that final resolution

Do You Snore, LLC Litigation

          On December 10, 2007 Sleep Services of America filed a lawsuit in the Superior Court, Fulton County, Georgia against Renee McPhee and others relating to Sleep Service of America’s acquisition in April 2007 of the assets of Do You Snore, LLC, Southern Medical Equipment and Advanced Sleep Technologies of Georgia. The complaint assert causes of action in breach of the acquisition agreement fraud, breach of non-competition agreement, misappropriation of intellectual property and other causes of action. Ms. McPhee is the sole shareholder of Do You Snore, LLC and a significant shareholder of the other entities. Sleep Services of America believes that Ms. McPhee in concert which others is violating her non-competition agreement and misappropriating business which but for her action would have gone to Sleep Services of America.

Note 16—Stockholders’ Equity

Preferred Stock

          The Company has authorized 10,000,000 shares of no par value preferred stock. No shares were issued or outstanding at September 30, 2007 or 2006.

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

          As a result of the adoption of SFAS No. 123R, the Company’s net income for the twelve month period ended September 30, 2007 and 2006, includes $1.0 million of compensation expense included in selling, general and administrative expenses and $.4 million in research and development expenses in each year and related reductions in income tax expenses of $.7 million and $2.0 million, respectively. The compensation expense related to all of the Company’s stock-based compensation arrangements is recorded as a component of both selling, general and administrative and research and development expenses. Prior to the Company’s adoption of SFAS No. 123R, the Company presented tax benefits resulting from the exercise of stock options as cash flows from operating activities on the Company’s condensed statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities.

          At September 30, 2007, the Company had two stock option plans. The Vital Signs 2003 Investment Plan provides for the grant of options to employees, officers and directors to purchase the Company’s common stock. The 2003 Investment Plan is a renewal of the Company’s 1994 Investment Plan, which expired in January 2004. One million shares of the Company’s common stock have been authorized for share purchase and option grants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest after a two-year period. Shares purchased by persons who are not executive officers or directors may be financed through the Company. The 2002 Stock Incentive Plan provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of 1,000,000 shares. Although the 2002 Stock Incentive Plan allows for the grants of stock options to consultants, to date no options have been granted to consultants under that plan.

Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life. Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted to employees under the 2002 Stock Incentive Plan. The vesting period for options granted to directors under the 2002 Stock Incentive Plan is generally five years. The 2002 Stock Incentive Plan expires on May 31, 2012. As of September 30, 2007, 691,718 shares have been granted under this plan.

          For stock option grants prior to October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. For stock option grants on and after October 1, 2005, the estimated fair value of each option award granted was determined on the date of grant using a lattice based option valuation model. The following weighted-average assumptions were used for option grants during the twelve month period ended September 30, 2007, 2006 and 2005.

	Twelve Months Ended September 30,

	2007	2006	2005

Risk-free interest rate	4.70%	4.70%	4.33%
Expected volatility of common stock	32.33%	34.75%	33.00%
Dividend yield	0.63%	0.65%	0.70%
Expected option term	3.4-6.8 years	3.3-6.8 years	5.0-10.0 years

          The risk-free interest rate for the twelve months ended September 30, 2007 and 2006 is based on the five year U.S. Treasury bill rate on the day of the grant. For the twelve months ended September 30, 2005 the rate is based on the implied yield on a U.S. Treasury bond with constant maturities with a remaining term equal to the expected term of the option. The expected volatility is based on the historical volatility of the Company’s stock. For options granted during the twelve months ended September 30, 2006 and 2007, the expected volatility computation is based on the average of the volatility over the most recent five year daily and the ten year monthly period. For options granted during the twelve months ended September 30, 2005, the expected volatility computation is based on the volatility over a 1.67 year period prior to the date of grant of such options.

          A summary of the status of the Company’s vested stock options are as follows:

	Number of Shares	Weighted -Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Options outstanding at September 30, 2004	554,529	$25.79	6.35	$3,432,662
Options granted	160,082	39.74	—	—
Options exercised	(116,670)	27.06	—	—
Options forfeited or expired	(15,730)	27.76	—	—

Options outstanding at September 30, 2005	582,211	$29.32	6.34	$9,765,615

Options granted	172,938	49.51	—	—
Options exercised	(227,583)	25.39	—	—
Options forfeited or expired	(14,151)	33.45	—	—

Options outstanding at September 30, 2006	513,415	$37.75	9.11	$9,684,635

Options granted	62,500	52.10	—	—
Options exercised	(67,200)	28.14	—	—
Options forfeited or expired	(3,981)	45.65	—	—

Options outstanding at September 30, 2007	504,734	$40.74	7.37	$5,753,685

Options vested and exercisable at September 30, 2007	250,047	$33.79	6.19	$4,588,853

          The weighted-average fair value of each option granted during the twelve month periods ended September 30, 2007, 2006 and 2005, estimated as of the grant date using a lattice based option valuation model (2007) and (2006) and the Black-Scholes option valuation model (2005), was $14.00 per option, $13.32 per option and $20.56 per option, respectively.

          A summary of the status of the Company’s non-vested shares is presented below:

	Number of Shares	Weighted - Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)

Non-vested shares at September 30, 2006	293,324	$44.40	7.88
Options granted	62,500	52.10	9.45
Options vested	(98,137)	41.04	7.55
Options forfeited or expired	(3,000)	46.09	8.01

Non-vested shares at September 30, 2007	254,687	$47.57	8.52

          As of September 30, 2007, there was $3.0 million of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 3.50 years.

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

(In thousands of dollars, except share amounts)	Twelve Month Period ended September 30, 2005

Net income—as reported	$26,389
Stock compensation expense	1,322
Net income—Pro forma	25,067
Basic net income per common share—as reported	2.09
Diluted net income per commons share—as reported	2.06
Basic net income per common share—pro forma	1.99
Diluted net income per common share—pro forma	$1.96

          In fiscal 2002, the Company’s board of directors and stockholders approved the adoption of the 2002 Stock Incentive Plan, which provides for the grant of options to employees, officers, directors and consultants to purchase a maximum of 1,000,000 shares. Although the Vital Signs option plans allow for the grants of stock options to consultants, to date none have been granted to consultants. Options may be granted at prices not less than fair value at the date of grant. The options have a ten-year life.

          Options generally vest ratably over a five-year period commencing on the first anniversary of the grant with respect to options granted under the 2002 Stock Incentive Plan and over two years with respect to the Company’s options granted as part of its Investment Plan. The 2002 Stock Incentive Plan expires on May 31, 2012. As of September 30, 2007, 691,718 shares had been granted under this plan.

          In connection with the plans described above and other plans which are no longer in force, options covering 2,090,233 shares (excluding lapsed shares) have been granted through September 30, 2007.

The following table summarizes information about vested and non-vested stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at September 30, 2007	Weighted- Average Exercise Price

1. $17.56—$19.25	3,882	0.3	18.06	3,882	18.06
2. $20.75—$21.25	27,202	2.4	21.25	27,202	21.25
3. $25.52—$27.80	72,138	5.6	26.97	72,138	26.97
4. $28.52—$32.63	47,063	6.0	30.86	42,664	31.01
5. $33.16—$41.26	126,386	7.5	39.86	64,925	39.67
6. $46.09—$54.75	165,563	8.7	49.66	39,236	49.86
7. $52.10—$52.11	62,500	9.5	52.10	0	0

Total:	504,734	7.4	40.74	250,047	33.79

Note 17—Income Taxes

          The provision for income taxes consists of the following components:

	For the Year Ended September 30,

	2007	2006	2005

	(In thousands of dollars)
Current:
Federal	$12,117	$11,101	$12,095
State	1,379	1,418	1,227
Foreign	924	893	691
Deferred:
Federal	(3,715)	2,303	1,598
State	(687)	27	176
Foreign	(58)	—	(648)

	9,960	15,742	15,139

Federal tax provision (benefit) from discontinued operations (Note 2)	(25)	(86)	46

Income tax expense from continuing operations	$9,985	$15,828	$15,093

          The breakdown of U.S. and foreign income from continuing operations before income taxes for the year ended September 30 is as follows:

	2007	2006	2005

	(In thousands of dollars)

United States	$26,856	$44,019	$41,894
Foreign	3,020	3,004	101

Total income from continuing operations	$29,876	$47,023	$41,995

          The tax effect of temporary differences that give rise to the net short-term deferred tax (liability)/ assets are presented below:

	September 30,

	2007	2006

	(In thousands of dollars)

Bad debt	$1,089	$—
Net operating loss carryforward from acquisition	140	449
Stelex goodwill	(324)	(323)
Baxter goodwill	(189)	(189)
Other	(524)	(294)

	$192	$(357)

          The tax effects of temporary differences that give rise to the net long-term deferred tax assets are presented below:

	September 30,

	2007	2006

	(In thousands of dollars)

Net operating loss carryforward from acquisition	$—	$141
Accelerated depreciation	(1,763)	(568)
Stelex goodwill	(1,280)	(957)
Stelex impairment	4,877	—
DYS/SME impairment	718	—
Baxter goodwill	(291)	(102)
Loss on sales of discontinued operation (Vital Pharma)	700	700
Foreign net operating loss carryforward	1,012	954
State net operating loss carryforward	878	878
Stock compensation expense	952	627
Other	(509)	(310)

	$5,294	$1,363

Less: Valuation allowance	(562)	(562)

	$4,732	$801

          At September 30, 2007, the Company has federal net operating loss carryforwards of approximately $380,000 to offset future taxable income. These net operating loss carryforwards expire through 2008. Under Section 382 of the Internal Revenue Code, the annual amount available to offset consolidated taxable income is limited to approximately $380,000 in fiscal 2008. In addition, at September 30, 2007, the Company has available approximately $10,000,000 of New Jersey net operating loss carryforwards to offset future state taxable income. The New Jersey operating loss carryforwards, as extended, expire from 2009 through 2010. Utilization of these net operating losses has been suspended for deduction carryover for privilege periods beginning during calendar years 2002 and 2003, but this suspension extends the seven-year carryforward period by two years. A full net operating loss deduction is allowed for privilege periods beginning on or after January 1, 2006. The Company has established a partial valuation allowance against the New Jersey net operating loss carryforwards, based upon management’s estimate of future taxable earnings available to offset the net operating loss.

          The total provision for income taxes differs from that amount which would be computed by applying the U.S. federal income tax rate to income before provision for income taxes. The reasons for these differences are as follows:

	For the Year Ended September 30,

	2007	2006	2005

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes net of federal tax benefit	3.0	2.0	2.1
Tax exempt interest	(3.6)	(1.6)	(1.1)
Benefit from foreign sales corporation and extraterritorial exclusion	(0.0)	(0.5)	(0.7)
Manufacturing credit	(1.2)	(0.8)	—
Other	0.2	(0.4)	0.6

Effective income tax rate	33.4%	33.7%	35.9%

         Income taxes payable consist of the following:

	September 30,

	2007		2006

	(In thousands of dollars)
Federal income taxes (prepaid) payable	$(807)		$(1,227)
State income taxes (prepaid) payable	(426)		264
Foreign income taxes payable	182		332

	$(1,051	) (b)	$(631	) (a)

(a)	This balance consists of $1,362,000 of prepaid income taxes included in prepaid expenses on the accompanying consolidated balance sheet (see Note 5) net of income taxes payable of $731,000.

(b)	This balance consists of $1,436,000 of income taxes included in prepaid expenses on the accompanying consolidated balance sheet (see Note 5) net of income taxes payable of $385,000.

          For the years ended September 30, 2007, 2006 and 2005, the Company recognized for income tax purposes a tax benefit of $1,402,000, $1,488,000, and $536,000, respectively, for compensation expense related to its stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to common stock in each year.

Note 18—Allowance for Rebates and Doubtful Accounts

          Information relating to the allowance for rebates and doubtful accounts is as follows:

	Beginning Balance	Charges (A)	Deductions (B)	Balance at End of Year

	(In thousands of dollars)
2005
Rebates	$8,162	$55,917	$56,747	$7,332
Doubtful accounts	563	4	78	489

	$8,725	$55,921	$56,825	$7,821

2006
Rebates	$7,332	$64,643	$63,873	$8,102
Doubtful accounts	489	170	235	424

	$7,821	$64,813	$64,108	$8,526

2007
Rebates	$8,102	$74,798	$72,387	$10,513
Doubtful accounts	424	4,076	34	4,466

	$8,526	$78,874	$72,421	$14,979

(A)	Charges represent estimated rebates deducted from gross revenues and estimated provision for doubtful accounts.

(B)	Deductions represent rebates credited to the wholesaler and the write-off of uncollectible accounts.

(C)

In the fourth quarter of fiscal 2007, the Company increased its distributor rebate allowance by $4.7 million after obtaining new information from its two largest distributors on their inventory levels. In addition, the Company increased its reserve for bad debt $1.2 million for unauthorized customer cash payment discounts with one distributor.

Note 19—Significant Customers

     A portion of the Company’s hospital customers are serviced by national and regional medical supply distributors. During fiscal years 2007, 2006 and 2005, respectively, 27%, 28%, and 26%, of the Company’s net revenue were made in this distribution channel. In each fiscal year 2007, 2006 and 2005, one of the large national distributors represented approximately 13%, 11%, and 10%, respectively, of net revenue. The same customer represented approximately 14% and 8% of outstanding accounts receivable at September 30, 2007 and 2006, respectively.

Note 20—Segment Information

          Vital Signs, Inc. sells single-patient-use medical products to the anesthesia, respiratory, critical care, interventional cardiology/radiology, and emergency markets. The Company provides pharmaceutical technology services, principally to the pharmaceutical companies and also, from time to time, to medical device, diagnostic, and biotechnology companies. The Company has aggregated its business units into five reportable segments: anesthesia, respiratory/critical care, sleep, interventional cardiology/radiology and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales and administration support; therefore the operating expenses, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the five business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	Anesthesia	Respiratory/ Critical Care	Sleep	Interventional Cardiology/ Radiology	Pharmaceutical Technology Services	Rebate Allowance Adjustment	Consolidated

	(In thousands of dollars)
2007
Net sales	$74,800	$46,296	$48,770	$28,637	$11,487	$(4,733)	$205,257
Gross profit	38,678	25,370	25,343	16,131	3,030	(4,733)	103,819
Gross profit percentage	51.7%	54.8%	52.0%	56.3%	26.4%	—	50.6%
Operating income	13,489	8,348	3,046	12,553	(13,911)	—	23,525
Total assets	157,897	97,727	56,658	13,172	5,490	—	330,944
Capital expenditures	1,649	1,021	1,423	451	599	—	5,143
2006
Net sales	$73,794	$44,571	$42,850	$25,538	$15,371	$—	$202,124
Gross profit	37,784	23,485	22,231	13,356	5,241	—	102,097
Gross profit percentage	51.2%	52.7%	51.9%	52.3%	34.1%	—	50.5%
Operating income	16,526	9,981	4,341	10,034	1,119	—	42,001
Total assets	145,226	87,715	42,965	11,254	18,694	—	305,854
Capital expenditures	4,218	2,335	1,684	497	334	—	9,068
2005
Net sales	$67,896	$42,423	$40,660	$25,441	$16,760	$—	$193,180
Gross profit	36,106	22,357	18,770	13,976	6,464	—	97,673
Gross profit percentage	53.2%	52.7%	46.2%	54.9%	38.6%	—	50.6%
Operating income	15,471	11,722	666	10,319	1,324	—	39,502
Total assets	131,050	54,546	35,518	13,306	19,282	—	253,702
Capital expenditures	892	761	2,758	781	387	—	5,579

          The following table presents revenues by geographic area:

	September 30,

	2007	2006	2005

	(In thousands of dollars)
United States	$154,830	$154,178	$146,386
Europe	34,816	34,495	33,516
Asia	5,242	5,685	3,716
Other	10,369	7,766	9,562

	$205,257	$202,124	$193,180

Note 21—Employee Benefit Plans

          The Company has established a savings incentive plan for substantially all employees of the Company which is qualified under section 401(k) of the Internal Revenue Code. The savings plan provides for contributions to an independent trustee by both the Company and its participating employees. Under the plan, employees may contribute up to 80% of their pretax base pay up to the dollar limits set by law. The Company matches 25% of the first 6% of participant contributions. Participants vest immediately for their own contributions and for the Company’s contributions. Company contributions were approximately $409,000, $397,000, and $365,000, for the years ended September 30, 2007, 2006 and 2005, respectively.

Note 22—Quarterly Financial Data (unaudited)

          The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 2007 and 2006:

Fiscal Year Ended September 30, 2007

	Income from Continuing Operations					Net Income (Loss)			Balance Sheet

	Total Revenue	Gross Profit	Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS	Cash and cash equivalent and Short-term Investment

	(In thousands of dollars, except EPS)
1st Quarter	$47,718	$24,207	$7,292	$0.55	$0.55	$7,294	$0.55	$0.55	$139,036
2nd Quarter	52,648	27,354	8,622	0.65	0.65	8,602	0.65	0.65	139,901
3rd Quarter	54,407	28,589	8,641	0.65	0.65	8,624	0.65	0.65	136,253
4th Quarter(a)	50,484	23,669	(5,347)	(0.40)	(0.40)	(5,361)	(0.41)	(0.41)	135,591

	$205,257	$103,819	$19,208	$1.45	$1.45	$19,159	$1.44	$1.44

(a)

The Company recognized several one-time, non-cash charges in 2007. The Company increased its distributor rebate allowance by an additional $4.7 million which reduced sales and gross profits. Operating expenses included goodwill impairment charge of $13.2 million for the Stelex business and a $1.9 million impairment of long-lived assets pertaining to the Company’s April 2007 acquisition of Do You Snore, LLC. Additionally, operating expenses included an increase in the allowance for unauthorized customer cash payment discounts of $1.2 million. Combined, these items reduced operating income by $12.0 million. Net income was reduced by $13.6 million, or $1.02 per diluted share.

Excluding these one-time, non-cash items, sales would have increased by 3.9% instead of the 1.6% increase reported, and operating income would have increased by 6.1% instead of the reported decrease. Net income would have increased by 6.7% instead of the reported decrease, and diluted EPS would have been $2.46.

Fiscal Year Ended September 30, 2006

	Income from Continuing Operations					Net Income (Loss)			Balance Sheet

	Total Revenue	Gross Profit	Income	Basic EPS	Diluted EPS	Net Income	Basic EPS	Diluted EPS	Cash and cash equivalents and Short-term Investments

	(In thousands of dollars, except EPS)
1st Quarter	$47,285	$23,758	$6,661	$0.53	$0.53	$6,660	$0.53	$0.53	$86,033
2nd Quarter	50,816	25,584	7,452	0.58	0.57	7,468	0.58	0.57	108,254
3rd Quarter	51,690	26,478	7,918	0.60	0.60	7,944	0.60	0.60	119,293
4th Quarter	52,333	26,277	8,253	0.63	0.62	8,045	0.62	0.61	126,807

	$202,124	$102,097	$30,284	$2.34	$2.32	$30,117	$2.33	$2.31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          During the fourth quarter of fiscal 2007, the Company’s management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarizing, and reporting of information in the periodic reports that the Company files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to Vital Signs, including the Company’s subsidiaries, is made known to its management, including these officers, by other of its employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company’s controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

          Based on their evaluation as of September 30, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.

          The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

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

          The Company’s management assessed the effectiveness of Vital Signs’ internal control over financial reporting as of September 30, 2007. In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment the Company believes that, as of September 30, 2007, Vital Signs’ internal control over financial reporting is effective based on those criteria.

          The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on its assessment of, and the effective operation of, Vital Signs’ internal control over financial reporting as of September 30, 2007. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Vital Signs, Inc.

We have audited Vital Signs, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Vital Signs, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Vital Signs, Inc. and Subsidiaries as of September 30, 2007 and 2006 and our report dated December 14, 2007 expressed an unqualified opinion thereon.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York
December 14, 2007

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter to which this Annual Report on Form 10-K relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item provided, however, that such information shall not be incorporated herein:

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

Item 11. Executive Compensation

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

Item 14. Principal Accountant Fees and Services

The registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2008 annual meeting of shareholders that is responsive to the information required with respect to this Item; provided, however, that such information shall not be incorporated herein:

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a-1)	The financial statements listed in the index set forth in Item 8 of this Annual Report on Form 10-K are filed as part of this Annual Report.

(a-2)	All schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(a-3)	The following exhibits are incorporated by reference herein or annexed to this Annual Report:

Exhibit		Description

3.1	—	Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

3.3	—	By-laws, as amended and restated, are incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.1	—	1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997

10.2	—	1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.3	—

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

10.7	—	Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003

10.8	—	Vital Signs 2003 Investment Plan is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.

14.1	—	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Goldstein Golub Kessler LLP.

24.1	—	Power of Attorney.

31.1	—	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of December, 2007.

VITAL SIGNS, INC.

By:	/s/

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY D. WALL*	President, Chief Executive Officer and Director

(Terry D. Wall)

/s/ HOWARD DONNELLY*	Director

(Howard Donnelly)

/s/ DAVID MACCALLUM*	Director

(David MacCallum)

/s/ RICHARD L. ROBBINS*	Director

(Richard L. Robbins)

/s/ GEORGE A. SCHAPIRO*	Director

(George A. Schapiro)

/s/ C. BARRY WICKER*	Director

(C. Barry Wicker)

/s/ MARK D. MISHLER*	Chief Financial and Accounting Officer

(Mark D. Mishler)

*By:	/s/

INDEX TO EXHIBITS

Exhibit		Description

3.1	—	Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1995.

3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

3.3	—	By-laws, as amended and restated, are incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.1	—	1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997

10.2	—	1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.3	—

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

10.7	—	Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003

10.8	—	Vital Signs 2003 Investment Plan is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.

14.1	—	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Goldstein Golub Kessler LLP.

24.1	—	Power of Attorney.

31.1	—	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.