Form 10-K/A
period 2007-09-30
VITAL SIGNS INC
filed 2008-01-28
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K/A

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
COMMISSION FILE NUMBER 0-18793
______________

VITAL SIGNS, INC.
(Exact name of registrant as specified in its charter)
______________

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

      Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes    ☒ No

     The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2007), was approximately $398,176,946.

     Number of shares of Common Stock outstanding as of December 14, 2007: 13,286,050

     Documents incorporated by reference: None

INTRODUCTORY NOTE: THIS AMENDMENT NO. 1 IS FILED SOLELY IN ORDER TO ADD THE INFORMATION REQUIRED BY PART III OF FORM 1O-K AND TO AMEND ITEM 4A OF PART I OF THE ORIGINAL FORM 10-K. PURSUANT TO APPLICABLE INSTRUCTIONS, WE HAVE ALSO REPRINTED ITEM 15 AND INCLUDED THE CERTIFICATIONS CONTEMPLATED BY SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002.

PART I

Item 4A. Executive Officers of the Registrant

The executive officers of Vital Signs, Inc. (the “Company” or “Vital Signs”) are as follows:

Name	Age*	Positions With the Company

Terry D. Wall	66	President, Chief Executive Officer and Director
Mark D. Mishler	49	Executive Vice President and Chief Financial Officer
Alex Chanin	39	Executive Vice President and Chief Information Officer
John R. Easom	49	Executive Vice President, Global Business Development
Anthony P. Martino	61	Vice President, Quality and Regulatory Affairs
Jay Sturm	52	General Counsel and Vice President, Human Resources

*	As of September 30, 2007.

Terry D. Wall founded Vital Signs in 1972 and has been President, Chief Executive Officer, and a director of Vital Signs since that time. He received a Bachelor of Science degree in 1963 from the University of Maryland and a Master of Business Administration degree from Pace University in 1975.

Mark D. Mishler joined Vital Signs as Executive Vice President and Chief Financial Officer in November 2007. Prior to joining the Company, he was Corporate Controller of Fedders Corporation, a publicly-traded manufacturer of air management equipment, from November 2005 to November 2007. Prior to that, Mr. Mishler was Corporate Controller of Amcast Industrial Corporation, a publicly-traded manufacturer of technology-intensive metal products, from April 1998 to April 2005. Previously, Mr. Mishler was Division Controller for Siemens Medical Systems. He earned Bachelors degrees in both Chemistry and Biology from Indiana University and his MBA from The University of Michigan. Mr. Mishler is a Certified Public Accountant and a Certified Management Accountant.

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

John R. Easom has served as Executive Vice President of Global Business Development for Vital Signs since January of 2007. He joined Vital Signs in October 2002 and has held various senior management positions responsible for marketing, product development, business planning and development. Prior to joining Vital Signs, Mr. Easom held management positions within Hackensack and Mountainside Hospitals before joining Foster

Medical (currently Apria), Glassrock Home Health Care, a division of BOC, and Affinity Ventures, an M&A firm. He is a degreed and credentialed Respiratory Care Practitioner, and has a BS in Allied Health from Montclair State University.

Anthony P. Martino joined Vital Signs as Vice President, Research and Development in 1996. He has served as Vice President, Quality and Regulatory Affairs since December 1996. Prior to joining the Company, Mr. Martino spent 26 years with Becton Dickinson, a medical products manufacturer, holding management positions in research and development, engineering, and quality assurance and regulatory affairs. He holds a BSME degree from the New Jersey Institute of Technology.

Jay Sturm joined Vital Signs in August 1996. He has served as General Counsel, Vice President, Human Resources and Secretary since August 2004. Prior to that he served as General Counsel and Secretary.

Each of the Company’s executive officers serves as such at the pleasure of the Board.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by Item 10 as to the executive officers of the Company is included in Part I of this Report. The other information required by Item 10 is set forth below.

The following table presents certain information regarding the directors of the Company:

Name and Age (A)	Director Since	Business Experience (B)
Terry D. Wall, 66	1972	President and Chief Executive Officer of the Company.

Howard W. Donnelly, 46	2002	President and a principal of Concert Medical, LLC, a contract manufacturer to medical device companies (February 2005 to present). Mr. Donnelly also is a principal in two early stage medical device companies, Thermics Inc., a company focused on hypothermia management (November 2004 to present) and Macosta-Medical USA, LLC, a company focused on anesthesia (October 2002 to present). From March 1999 to April 2002, he was President of Level 1, Inc., a medical device manufacturer and a wholly-owned subsidiary of Smith Industries. From 1997 to 1999, he was Vice President of Business Planning and Development for Pfizer Inc.’s Medical Technology Group, a pharmaceutical company. Mr. Donnelly also serves on the board of directors of AngioDynamics Inc.

David H. MacCallum, 70	2002	Managing Partner of Outer Islands Capital, a private equity partnership (April 2000 to present). From 1999 to November 2001, Mr. MacCullum served as the Global Head of Health Care Investment Banking for Salomon Smith Barney, an investment banking firm. From April 1998 to June 1999, he served as Executive Vice President, Head of Health Care for ING Baring Furman Selz, an investment banking firm. From 1994 to March 1998, he served as the Global Head of Health Care Investment Banking for Union Bank of Switzerland, an investment banking firm. From 1983 to 1992, he served as Managing Director and Head of the Health Care Business at Hambrecht & Quist LLC, an investment banking firm. From 1992 to 1994, in addition to his responsibilities for the Health Care Business at Hambrecht & Quist LLC, he was Co-Head of Investment Banking. Mr. MacCallum also serves on the board of directors of MannKind Corp. and ZymoGenetics, Inc.

Richard L. Robbins, 67	2003	Senior Vice President, Financial Reporting and Control and Principal Financial Officer of Footstar, Inc., a nationwide retailer of footwear (October 2003 to March 31, 2006). From July 2002 to October 2003, he was a Partner of Robbins Consulting LLP, a financial, strategic and management consulting firm. From 1978 to 2002, he was a Partner in the accounting firm of Arthur Andersen LLP. Mr. Robbins is a member of the board of directors of BioScrip, Inc., a company engaged in providing pharmaceutical care solutions. He is also a member of the board of directors of American Bank Note Holographics, Inc. ("ABNH"), a company that originates, produces, markets and sells holograms and products containing holograms. On December 10, 2007, ABNH entered into a merger agreement to be acquired by JDS Uniphase Corporation. Mr. Robbins also serves on the board of directors of Empire Resorts, Inc., a holding company for various subsidiaries engaged in the hospitality and gaming industries. On March 3, 2004, Footstar, Inc. announced that, in order to effect a financial and operational restructuring, it and substantially all of its subsidiaries filed voluntary petitions on March 2, 2004 with the U.S. Bankruptcy Court for the Southern District of New York for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Footstar emerged from bankruptcy in February 2006.

George A. Schapiro, 61	2003	General management consultant (1991 to present). He is also Executive Vice President, Director, and Executive Committee member of the Anesthesia Patient Safety Foundation. From 1976 to 1991, he was President and Chief Executive Officer of Andros Incorporated, a supplier of gas analyzers to the patient monitoring industry. Previously, he was employed by the Hewlett-Packard Company where, from 1974 to 1976, he was responsible for that company’s patient monitoring product line.

Barry Wicker, 67	1985	Executive Vice President – Sales of the Company (prior years until his retirement in October 2006). He also served as our Chief Operating Officer from June 2005 to October 2006.

(A)	Ages are presented as of September 30, 2007.

(B)	In each instance in which dates are not provided in connection with a director's business experience, such director has held the position indicated for at least the past five years.

Board committees

Our board of directors currently has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee is comprised of Messrs. Robbins (Chairman), Donnelly and Schapiro, the Compensation Committee is comprised of Messrs. Donnelly (Chairman) and MacCallum and the Nominating Committee is comprised of Messrs. Donnelly (Chairman), MacCallum, Robbins and Schapiro.

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

Compensation Committee. The Compensation Committee administers our stock option plans and investment plan and is also responsible for determining the compensation of our chief executive officer and other executive officers. Additional responsibilities of the Compensation Committee are described below under “Compensation Discussion and Analysis – General.”

Nominating Committee. The Nominating Committee evaluates candidates for our board of directors and has adopted a charter describing the minimum qualifications for such candidates and the qualities or skills that are necessary for directors to possess.

All members of the Audit, Compensation and Nominating Committees are “independent directors” as defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission (the “SEC”) certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended September 30, 2007.

Audit Committee Composition and Financial Expert

As described above, the Company has a separately designated standing Audit Committee, which presently consists of Messrs. Robbins, Donnelly, and Schapiro. The Company's Board of Directors has determined that Mr. Robbins, the Chairman of the Company's Audit Committee, is an “audit committee financial expert” (as defined by Item 407(d)(5) of the SEC's Regulation S-K) and that Mr. Robbins is an “independent” (as that term is defined by Rule 4200(a)(15) of the National Association of Securities Dealers’ Marketplace Rules) director.

Code of Ethics

The Company has adopted a code of ethics which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of this code of ethics is incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K. The Company has also adopted a code of ethics which applies to general employees. Copies of both codes of ethics have been posted on the Company's website, which may be accessed on the Internet at www.vital-signs.com. Once at this website, you may review each code of ethics by clicking on “About Us – Code of Ethics” found on the home page.

Item 11. Executive Compensation

Compensation Discussion and Analysis

     General

     During 2006, the SEC substantially revised the disclosures that we are required to make with respect to executive compensation. As part of the SEC’s revised executive compensation discussion requirements, issuers must provide a “Compensation Discussion and Analysis” in which issuers explain the material elements of their compensation of executive officers by describing the following:

  the objectives of the issuer’s compensation programs;

  the conduct that the compensation programs are designed to reward;

  the elements of the compensation program;

  the rationale for each of the elements of the compensation program;

  how the issuer determines the amount (and, where applicable, the formula) for each element of the compensation program; and

  how each element and the issuer’s decisions regarding that element fit into the issuer’s overall compensation objectives and affect decisions regarding other elements of the compensation program.

     Our compensation philosophy is dictated by the Compensation Committee of our Board of Directors. The duties and responsibilities of the Compensation Committee, which consists entirely of independent directors of the Board, include the following:

  Establish the compensation and benefits philosophy and strategy for the Company, in consultation with the chief executive officer;

  In conjunction with the chief executive officer, determine performance measures and goals for measuring corporate performance as they relate to compensation;

  Establish compensation awards for the chief executive officer, including salary, bonus, stock awards, and, if applicable, any supplemental compensation or benefit arrangements;

  Review and approve compensation programs covering the other executive officers and, considering the recommendation of the chief executive officer, approve individual compensation awards for this group;

  Evaluate competitive compensation levels for the “Executive Team” based on "peer group" companies;

  Review the overall compensation and benefits’ budget;

  Review and recommend to the Board implementation or revision of any major compensation or benefit programs; and

  Review and recommend to the Board all stock option grants.

     Mr. Wall, our President and Chief Executive Officer, participates in determinations regarding the compensation and design of our benefit programs for all employees, including our other executive officers. However, he does not participate in determining his own compensation.

Our Compensation Objectives and the Focus of Our Compensation Rewards

     We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance.

     We view executive compensation as having three key elements:

  a current cash compensation program consisting of salary and cash bonus incentives;

  long-term equity incentives reflected in grants of stock options ; and

  other executive retirement benefits and perquisites.

These programs aim to provide our executives with an overall compensation package that is competitive with peer group institutions, and seek to align individual performance with our long-term business objectives.

     We annually review our mix of short term performance incentives versus longer term incentives. We do not have set percentages of short term versus long term incentives. Instead, we look to provide a reasonable balance of those incentives.

      Specific Elements of Our Compensation Program

     We have described below the specific elements of our compensation program for executive officers.

      Salary. We “benchmark” the salaries of our executive officers to a peer group. The Compensation Committee looks at other medical device manufacturers with similar revenues as Vital Signs’ revenues. The Compensation Committee's objective is to establish salary levels for Vital Signs’ executives that are at a median level in comparison to the salaries of comparably situated executives in Vital Signs’ peer group. The Compensation Committee seeks to ensure that the salaries of Vital Signs’ executive officers are not at the low end or the high end of the peer group, but rather in the middle of the salary range of the peer group.

      For several years, Mr. Wall’s salary was set at levels which were perceived by the Board to be below the salaries of chief executive officers of comparable companies. The Compensation Committee determined a few years ago that Mr. Wall’s salary should be comparable to the salaries of chief executive officers of comparable companies, regardless of Mr. Wall’s significant ownership of the Company’s Common Stock. Accordingly, after its review of the salaries of chief executive officers of the peer group described above, the Compensation Committee determined to increase Mr. Wall’s salary to $380,000 for fiscal 2007 from $350,000 for fiscal 2006. (The Compensation Committee previously determined to increase Mr. Wall's salary to $350,000 for fiscal 2006 from approximately $313,000 for fiscal 2005.) The Compensation Committee believes that Mr. Wall’s salary still is below the salaries of his peers at comparable companies, and intends to continue to review and adjust his salary in the future, with the objective of bringing it to a level which is comparable to the salaries of chief executive officers of comparable companies.

     Bonus. Pursuant to our 2005 Executive Bonus Plan (the “Executive Bonus Plan”), specified officers, including executive officers (collectively, the “executives”), of the Company are eligible to receive bonuses based upon annual increases in results of earnings before interest and taxes, which we refer to for purposes of the Executive Bonus Plan as “operating profit.” The Executive Bonus Plan has two components. Under the first component, executives are eligible to earn bonuses based upon increases over the previous fiscal year in the operating profit of the Company’s “core” business, which is comprised of the Company's anesthesia, respiratory and critical care businesses. Under the second component, executives whose areas of responsibility encompass all subsidiary operations are eligible to earn bonuses based upon increases over the previous fiscal year in the operating profit of the consolidated results of the Company as a whole. Whether an executive receives a bonus is a bright line determination based upon achievement of the specified increases in operating profit. Under each of the two components of the Executive Bonus Plan, participants could be eligible for bonuses from 9% of annual salary (based upon a 9% growth in operating profit over the previous fiscal year) to 60% of annual salary (based upon a minimum 30% increase in operating profit over the previous fiscal year). Bonuses under each component are capped at 60% of annual salary (or 120% of annual salary, assuming that growth for both the “core” business and the Company as a whole were 30% or more). Each of the Named Officers received bonuses under the Executive Bonus Plan for fiscal 2007.

     Additionally, each of the Named Officers received bonuses under the Company’s Well-Pay Policy, which covers all Company personnel working in the Company’s headquarters in Totowa, New Jersey and in certain of the Company’s subsidiaries. Under the Well-Pay Policy, employees, including executive officers, are eligible to receive bonuses based upon achieving perfect attendance records, which are reviewed on both a monthly and annual basis. An additional day’s pay is earned by any employee having perfect attendance for the preceding month. In addition, payments of $200 to $350 are earned by employees having perfect attendance for one or more consecutive years. The Well-Pay Policy was adopted by the Company in lieu of an annual sick-day policy.

     Stock Options. We provide long-term incentives to our executive officers through grants of stock options pursuant to our 2002 Stock Incentive Plan. However, since the implementation of SFAS No. 123R, the Company has granted fewer stock options to executives, since the Compensation Committee is very sensitive to the financial impact of stock option grants under current accounting rules. Accordingly, the Compensation Committee grants stock options very judiciously. When we do grant stock options to our executive officers, they are granted at an exercise price equal to the then current market price of our common stock. The Compensation

Committee grants stock options to executive officers on a discretionary basis, taking into account the Company’s financial performance, including the financial measures described above under “Bonus,” and each executive’s contribution to such performance. Neither bonuses nor stock option grants are tied to the price at which our common stock is trading, other than the establishment of an exercise price which reflects the current market price of our common stock. Three of the Named Officers (Messrs. Sturm, Chanin and Martino) received stock option grants in fiscal 2007.

     Other Incentives. The Company matches employee contributions to the Company’s 401(k) Plan. The Company matches up to 50% of an employee’s contribution, up to 3% of the employee’s annual salary. While the Company previously provided an automobile allowance to the Named Officers, the Company discontinued providing automobile allowances to the Named Officers in April 2007, and increased their salaries by the same amount.

     Compliance with Sections 162(m) and 409A of the Internal Revenue Code

      Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options granted under our stock option plan are not subject to the limitations of Section 162(m). Since none of the Company’s executive officers had compensation in excess of $1,000,000 for fiscal 2007, Section 162(m) was not applicable.

      It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements.

Summary of Cash and Certain Other Compensation

      The following table sets forth, for the fiscal year ended September 30, 2007, a summary of the compensation earned by our Chief Executive Officer, our Chief Financial Officer during that fiscal year and our three other most highly compensated executive officers. We refer to the executive officers named in this table as the “Named Officers.”

SUMMARY COMPENSATION TABLE

			Option	All Other
Name and Principal	Salary	Bonus	Awards	Compensation	Total
Position	($)	($)	($)	($)	($)
Terry Wall	380,000	73,500	0	26,678	480,178
President and Chief
Executive Officer
William Craig	200,000	42,000	0	15,342	257,342
Executive Vice President
and Chief Financial Officer (1)
Jay Sturm	200,000	38,500	65,265	17,657	321,422
General Counsel and Vice
President of Human
Resources
Alex Chanin	179,000	36,750	104,424	17,206	337,380
Chief Information Officer
Anthony Martino	152,880	19,810	26,106	14,598	213,394
Executive Vice President,
Quality and Regulatory

(1)	Mr. Craig resigned from the Company effective October 5, 2007.

In the table above:

  for a description of the Company’s bonus policy, see the discussion under “Compensation Discussion and Analysis – Specific Elements of Our Compensation Program;”

  when we refer to “option awards”, we are referring to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R, an accounting pronouncement which governs the manner in which we account for equity based compensation; in calculating such dollar amounts, we have made the assumptions described in Note 1 of the Notes to our Consolidated Financial Statements for the fiscal year ended September 30, 2007;

  in calculating the “option awards”, we have disregarded any estimate of forfeitures relating to service-based vesting conditions; for the year ended September 30, 2007 for all grantees of option awards under our plans, forfeitures amounted to $0;

  “all other compensation” includes the following:

  for Mr. Wall: $17,801 awarded under the Company’s Well-Pay Policy, a contribution of $4,977 to the Company’s 401(k) plan on behalf of Mr. Wall to match pre-tax elective deferral contributions (included under “Salary”) and $3,900 as an automobile allowance.

  for Mr. Craig: $9,551 awarded under the Company’s Well-Pay Policy, a contribution of $1,891 to the Company’s 401(k) plan on behalf of Mr. Craig to match pre-tax elective deferral contributions (included under “Salary”) and $3,900 as an automobile allowance.

  for Mr. Sturm: $9,701 awarded under the Company’s Well-Pay Policy, a contribution of $4,056 to the Company’s 401(k) plan on behalf of Mr. Sturm to match pre-tax elective deferral contributions (included under “Salary”) and $3,900 as an automobile allowance.

  for Mr. Chanin: $8,660 awarded under the Company’s Well-Pay Policy, a contribution of $4,046 to the Company’s 401(k) plan on behalf of Mr. Chanin to match pre-tax elective deferred contributions (included under “Salary”) and $4,500 as an automobile allowance.

  for Mr. Martino: $7,581 awarded under the Company’s Well-Pay Policy, a contribution of $3,117 to the Company’s 401(k) plan on behalf of Mr. Martino to match pre-tax elective deferred contributions (included under “Salary”) and $3,900 as an automobile allowance.

     While the Company previously provided an automobile allowance to the Named Officers, the Company discontinued providing automobile allowances to the Named Officers in April 2007, and increased their salaries by the same amount.

Grant of Plan-Based Awards

     During the fiscal year ended September 30, 2007, our Named Officers did not receive any awards under any non-equity incentive plan (as defined by the SEC). The following table sets forth, for each of the Named Officers, information regarding stock options that we granted to each Named Officer during the fiscal year ended September 30, 2007 under the Vital Signs 2002 Stock Incentive Plan, which is our only equity incentive plan other than our Investment Plan. During the fiscal year ended September 30, 2007, our Named Officers did not receive stock options or stock awards under any other award plans.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	All Other Option Awards: Number of Securities Underlying Options(#) (j)	Exercise or Base Price of Option Awards($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards($) (l)
Terry Wall	-	-	-	-
William Craig	-	-	-	-
Jay Sturm	April 2, 2007	5,000	52.10	260,500
Alex Chanin	April 2, 2007	8,000	52.10	416,800
Anthony Martino	April 2, 2007	2,000	52.10	104,200

In the table above, we are disclosing:

  in column (j), the number of shares of our common stock underlying stock options granted pursuant to the Vital Signs 2002 Stock Incentive Plan;

  in column (k), the per share exercise price of options granted to the Named Officer in the fiscal year ended September 30, 2007, which in each case represented the closing market price of our common stock on the date of grant; and

  in column (l), the fair value of each option award, calculated as of the applicable grant date in accordance with FAS 123R.

Outstanding Equity Awards at September 30, 2007

The following table sets forth, for each of the Named Officers, information regarding stock options outstanding at September 30, 2007. The vesting dates applicable to each such stock option are set forth in footnotes that follow the columnar explanations below the table.

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
	24,916	-	21.25	2/2/2010
Terry Wall	7,758	-	29.00	8/31/2011
	25,000	25,000	41.26	2/8/2015
	18,750	56,250	49.98	7/5/2016
William Craig	-	12,500	41.20	3/14/2015
Jay Sturm	18,750	-	27.51	3/04/2013
	3,750	11,250	49.98	7/05/2016
	-	5,000	52.10	4/02/2017
	7,500	2,500	28.52	7/13/2014
Alex Chanin	3,750	11,250	49.98	7/05/2016
	-	8,000	52.10	4/02/2017
	25,000	-	27.51	3/4/2013
Anthony Martino	625	1,875	49.98	7/5/2016
	-	2,000	52.10	4/2/2017

          In the table above, we are disclosing:

  in column (b), the number of shares of our common stock underlying unexercised stock options that were exercisable as of September 30, 2007;

  in column (c), the number of shares of our common stock underlying unexercised stock options that were not exercisable as of September 30, 2007; and

  in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of September 30, 2007.

  Mr. Wall’s 25,000 unvested options vest as follows: 12,500 vest on each of February 8, 2008 and February 8, 2009. Mr. Wall’s 56,250 unvested options vest as follows: 18,750 vest on each of July 5, 2008, July 5, 2009 and July 5, 2010. Mr. Craig resigned from the Company effective October 5, 2007, and his unvested options lapsed. Mr. Sturm’s 11,250 unvested options vest as follows: 3,750 vest on each of July 5, 2008, July 5, 2009 and July 5, 2010. Mr. Sturm’s 5,000 unvested options vest as follows: 1,250 vest on each of April 2, 2008, April 2, 2009, April 2, 2010 and April 2, 2011. Mr. Chanin’s 2,500 unvested options vest on July 13, 2008. Mr. Chanin’s 11,250 unvested options vest as follows: 3,750 vest on each of July 5, 2008, July 5, 2009 and July 5, 2010. Mr. Chanin’s

8,000 unvested options vest as follows: 2,000 vest on each of April 2, 2008, April 2, 2009, April 2, 2010 and April 2, 2011. Mr. Martino's 1,875 unvested options vest as follows: 625 vest on each of July 5, 2008, July 5, 2009 and July 5, 2010. Mr. Martino's 2,000 unvested options vest as follows: 500 vest on each of April 2, 2008, April 2, 2009, April 2, 2010 and April 2, 2011.

Option Exercises

     The following table sets forth, for each of the Named Officers, information regarding stock options exercised during the fiscal year ended September 30, 2007. The phrase “value realized on exercise” represents the number of shares of common stock set forth in column (b) multiplied by the difference between the market price of our common stock on the date of exercise and the Named Officer’s exercise price.

	Option Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)
Terry Wall	0	-
William Craig	12,500	111,150
Jay Sturm	0	-
Alex Chanin	0	-
Anthony Martino	0	-

Director Compensation

     The following table sets forth certain information regarding the compensation we paid to our directors, other than Terry Wall, during the fiscal year ended September 30, 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Howard W. Donnelly	36,667	91,293	0	127,960
David H. MacCallum	35,167	91,293	0	126,460
Richard L. Robbins	36,167	91,293	0	127,460
George A. Schapiro	34,667	91,293	0	125,960
C. Barry Wicker	24,500	0	0	24,500

In the table above:

  when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in the fiscal year ended September 30, 2007, including annual retainer fees, committee and/or chairmanship fees and meeting fees;

  when we refer to “option awards”, we are referring to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R;

  the grant date fair value for each of the option awards made to our directors during the fiscal year ended September 30, 2007 was $312,660 and the aggregate number of option awards outstanding for each director at September 30, 2007 were: for Mr. Donnelly, 14,750; Mr. MacCallum, 29,000; Mr. Robbins, 38,000; Mr. Schapiro, 28,500; and Mr. Wicker, 0.

     The Company’s 2002 Stock Incentive Plan provides that each non-employee director will automatically receive options covering 4,000 shares of Common Stock (with an exercise price equal to the fair market value on the date of grant) on an annual basis and is entitled to receive additional options at the discretion of the committee administering the 2002 Stock Incentive Plan. One half of the automatic option grants made to non-employee directors under the 2002 Stock Incentive Plan vest immediately at the time of grant. Half of the balance may be exercised commencing one year after the date of grant and the remainder may be exercised commencing two years after the date of grant.

     Each of the Company’s non-employee directors (Messrs. Donnelly, MacCallum, Robbins and Schapiro) waived the 2007 automatic option grants to which he was entitled and was granted a discretionary stock option to purchase 6,000 shares of Common Stock. These options were granted at an exercise price of $52.11 per share (the fair market value on the date of grant), and vest in equal 25% increments beginning one year after the date of grant.

     Each non-employee director receives a yearly retainer of $28,000 paid quarterly, $1,000 for each Board meeting attended and $500 for each committee meeting attended.

Compensation Committee Interlocks and Insider Participation

None of the current members of the Compensation Committee, nor anyone who served on the Compensation Committee during the fiscal year ended September 30, 2007, is an officer, employee or former officer of the Company.

Compensation Committee Report

     The Compensation Committee has reviewed and discussed the information provided under the caption “Compensation Discussion and Analysis” set forth above with management. Based on that review and those discussions, the Compensation Committee recommended to our Board that such “Compensation Discussion and Analysis” be included in the Annual Report on Form 10-K.

     Howard W. Donnelly (Chairman)
     David H. MacCallum

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Common Stock as of September 30, 2007 by (i) each person who is known by the Company to own beneficially more than five percent of the Common Stock, including trusts maintained for the benefit of the children of Terry D. Wall, the Company’s principal shareholder and chief executive officer, and an estate planning trust established by Terry D. Wall, (ii) each Named Officer (as defined herein) and director of the Company; and (iii) all directors and current executive officers of the Company as a group. Unless otherwise indicated, each of the named shareholders possesses sole voting and investment power with respect to the shares beneficially owned. Shares covered by stock options are included in the table below only to the extent that such options were exercisable by November 30, 2007.

		Percent
Shareholder	Number	(15)
Terry D. Wall (1)(2)	2,237,959	16.8%
John Brown, as trustee of trusts for the benefit of the children of Terry D. Wall (1)(3)	1,571,439	11.8%
Bank of America Trust Company of Delaware, N.A., as trustee of the TW 2005 Trust (1)(4)	1,277,936	9.6%
C. Barry Wicker (5)	227,595	1.7%
Howard W. Donnelly (6)	4,250	*
David H. MacCallum (7)	18,500	*
Richard L. Robbins (8)	27,500	*
George A. Schapiro (9)	18,000	*
Alex Chanin (10)	11,250	*
Anthony P. Martino (11)	25,650	*
William Craig (12)	—	*
Jay Sturm (13)	22,500	*
All directors and current executive officers as a group (eleven persons) (14)	2,596,517	19.2%

*	Represents less than one percent.

(1)	The business address of Mr. Wall and the above-mentioned trusts is c/o Vital Signs, Inc., 20 Campus Road, Totowa, New Jersey 07512.

(2)

Includes 1,417,894 shares owned by Mr. Wall directly, 706,748 shares owned by Carol Vance Wall, Mr. Wall’s wife, 36,893 shares held in the Company’s 401(k) plan on Mr. Wall’s behalf and 76,424 shares covered by options exercisable by Mr. Wall. Excludes 1,571,439 shares held in trust for the benefit of the Walls’ children (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall), 1,277,936 shares held by the TW 2005 Trust (which shares may not be voted or disposed of by Mr. Wall or Carol Vance Wall) and shares held by a charitable foundation established by Mr. Wall and Carol Vance Wall.

(3)

As trustee of the trusts maintained for the benefit of the adult children of Terry D. Wall, Mr. Brown has the power to vote and dispose of each of the shares held in such trusts and thus is deemed to be the beneficial owner of such shares under applicable Securities and Exchange Commission regulations.

(4)

Terry Wall has established the TW 2005 Trust as an estate planning trust and contributed shares of Common Stock to the Trust. Pursuant to the terms of the Trust, any one of four members of a committee may cause the assets of the Trust to be transferred to Terry Wall. Alternatively, if the four members of the committee agree, the assets of the Trust could be transferred, in equal one fourth interests, to the members of the committee, who are also the beneficiaries of the Trust. The four members of the committee are Mr. Wall’s two adult children, Mr. Wall’s brother and Mr. Wall’s sister.

(5)

Includes 211,879 shares owned by Mr. Wicker directly and 15,716 shares held in the Company’s 401(k) plan on Mr. Wicker’s behalf. Excludes shares held in insurance trusts maintained for the benefit of Mr. Wicker and his wife, which shares may not be voted or disposed of by Mr. Wicker or his wife.

(6)	These 4,250 shares are covered by options exercisable by Mr. Donnelly

(7)	These 18,500 shares are covered by options exercisable by Mr. MacCallum.

(8)	These 27,500 shares are covered by options exercisable by Mr. Robbins.

(9)	These 18,000 shares are covered by options exercisable by Mr. Schapiro.

(10)	These 11,250 shares are covered by options exercisable by Mr. Chanin.

(11)	Includes 25 shares held in the Company’s 401(k) plan on Mr. Martino’s behalf and 25,625 shares covered by options exercisable by Mr. Martino.

(12)	Mr. Craig resigned from the Company effective October 5, 2007.

(13)	These 22,500 shares are covered by options exercisable by Mr. Sturm.

(14)

Includes 207,362 shares covered by options exercisable by the Company’s executive officers and directors, and 52,634 shares held in the Company’s 401(k) plan. Does not include shares which have been excluded from the beneficial ownership of Mr. Wall or Mr. Wicker as described in footnotes 2 and 5 above.

(15)	Percent of class is based on 13,286,050 shares of Common Stock outstanding on September 30, 2007.

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

     In accordance with the requirements of the Sarbanes-Oxley Act of 2002 (the “Act”) and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants, Goldstein Golub Kessler LLP (“GGK”), RSM McGladrey, Inc. (“RSM”) and Deloitte & Touche LLP (“Deloitte”) is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered that was approved through its pre-approval process.

     Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services (“TBS”), from which it leased auditing staff who were full time,

permanent employees of TBS and through which its partners provided non-audit services. Subsequent to September 30, 2005, this relationship ceased and GGK established a similar relationship with RSM. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination. Deloitte was hired by the Company for the first time in the fiscal year ended September 30, 2007. On January 7, 2008, Vital Signs was notified that the partners of GGK became partners of McGladrey & Pullen, LLP pursuant to a limited asset purchase agreement, and that GGK had resigned as independent public accounting firm for the Company. On January 8, 2008, McGladrey & Pullen, LLP was appointed as the Company’s new independent registered public accounting firm.

     Audit Fees. Audit fees billed or expected to be billed to Vital Signs, Inc. by GGK for the audit of the financial statements included in Vital Signs’ Annual Report on Form 10-K, and reviews of the financial statements included in Vital Signs’ Quarterly Reports on Form 10-Q, for the fiscal years ended September 30, 2007 and 2006 totaled approximately $763,000 and $645,000, respectively.

     Audit-Related Fees. The Company was billed $0 and $150,000 by GGK for the fiscal years ended September 30, 2007 and 2006, respectively, for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the caption Audit Fees above.

     Tax Fees. The Company was billed an aggregate of $122,000 and $73,000 by Deloitte and RSM for the fiscal years ended September 30, 2007 and 2006, respectively, for tax services, principally advice regarding the preparation of income tax returns, tax advice and planning services related to income tax returns.

     All Other Fees. The Company was billed an aggregate of $39,000 by GGK for the fiscal year ended September 30, 2007, for other services provided by GGK, including the review of the Company’s Form 10-K/A and compliance with Statement of Financial Accounting Standard No. 123R, impairment testing, acquisition-related accounting services and miscellaneous expenses. The Company was billed an aggregate of $29,000 by GGK for the fiscal year ended September 30, 2006, for other services provided by GGK, including the review of the Company’s Form 10-K/A and compliance with Statement of Financial Accounting Standard No. 123R. In addition, the Company was billed $31,000 by Deloitte for the fiscal year ended September 30, 2007, for conducting preliminary research on a joint venture manufacturing facility.

     Other Matters. The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of the Company’s principal accountant.

     Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved. The Company did not rely on this exemption at any time since the Act was enacted.

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
the Company’s Annual Report on Form 10-K for the year ended September 30, 1997.

10.2	—	1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.3	—	Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for
the year ended September 30, 1993. Amendment to Agreement between the Company and
Respironics, Inc., dated September 14, 1999 is incorporated by reference to Exhibit 10.3 to the
Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.4	—	Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 33-39107)
initially filed with the Commission on February 21, 1991.

10.5	—	Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.5 to the
Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.6	—	Stock Option Grants to Terry D. Wall and Barry Wicker, replacing stock options granted to
Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended
September 30, 1996.

10.7	—	Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual
Report on Form 10-K for the year ended September 30, 2003.

10.8	—	Vital Signs 2003 Investment Plan is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.

14.1	—	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

21.1*	—	Subsidiaries of the Registrant.

23.1*	—	Consent of Goldstein Golub Kessler LLP.

24.1	*	—	Power of Attorney.

31.1	**	—	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of
2002.

31.2	**	—	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of
2002.

32.1	**	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed again with Amendment No. 1.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of January, 2008.

VITAL SIGNS, INC.

By:	/s/ Terry D. Wall
Terry D. Wall
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit		Description

3.1	—	Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 to the
Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended
September 30, 2006.

3.3	—	By-laws, as amended and restated, are incorporated by reference to Exhibit 10.1 to the
Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

10.1	—	1990 Employee Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1997.

10.2	—	1991 Director Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.3	—	Agreement between the Company and Respironics, Inc., dated effective as of July 1, 1993, is incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for
the year ended September 30, 1993. Amendment to Agreement between the Company and
Respironics, Inc., dated September 14, 1999 is incorporated by reference to Exhibit 10.3 to the
Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.4	—	Forms of Option Agreements with various employees of the Company are incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 33-39107)
initially filed with the Commission on February 21, 1991.

10.5	—	Vital Signs Investment Plan, as amended is incorporated by reference to Exhibit 10.5 to the
Company’s Annual Report on Form 10-K for the year ended September 30, 1999.

10.6	—	Stock Option Grants to Terry D. Wall and Barry Wicker, replacing stock options granted to
Messrs. Wall and Wicker pursuant to the 1993 Executive Stock Option Plan, is incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended
September 30, 1996.

10.7	—	Vital Signs 2002 Stock Incentive Plan, is incorporated by reference to the Company’s Annual
Report on Form 10-K for the year ended September 30, 2003.

10.8	—	Vital Signs 2003 Investment Plan is incorporated by reference to the Company’s proxy statement filed with the SEC on September 2, 2003.

14.1	—	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

21.1*	—	Subsidiaries of the Registrant.

23.1*	—	Consent of Goldstein Golub Kessler LLP.

(table continued on next page)

(table continued from last page)

24.1	*	—	Power of Attorney.

31.1	**	—	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of
2002.

31.2	**	—	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of
2002.

32.1	**	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

**	Filed again with Amendment No. 1.