Form 10-Q
period 2007-12-31
VITAL SIGNS INC
filed 2008-02-08
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
________________
FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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

        At February 8, 2008, there were 13,291,324 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

INDEX

		Page
		Number
PART I.

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of December 31, 2007 (Unaudited) and
	September 30, 2007 (Audited)	2
	Condensed Consolidated Statements of Income for the Three Months Ended
	December 31, 2007 and 2006 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	December 31, 2007 and 2006 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	17

Item 4.	Controls and Procedures	17

PART II.

Item 1A	Risk Factors	18

Item 6.	Exhibits	19
	Signatures	20
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2

PART I.
FINANCIAL INFORMATION

Item 1. Financial Statements

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Vital Signs, Inc. believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. It is suggested that the following condensed consolidated financial statements be read in conjunction with the year-end consolidated financial statements and notes thereto included in the registrant’s Annual Report on Form 10-K for the year ended September 30, 2007.

        The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year, or any other period.

        In this Quarterly Report, references to “Vital Signs”, “the Company”, “the registrant”, “we”, “us”, and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar®, Actar D-FibTM, Babysafe™, Breas®, Breas HA50™, Breas PV403™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO2™, Code Blue II™, Color Coding Kids®, CUFF-ABLE™, enFlow®, iMask™, iSleep by Breas®, InfusaScan®, INFUSABLE®, Limb-O™, Misty OX®, Pedi Blue II™, RediTubeTM, SteeLiteTM, SURE-LOK™, TurboHeater™, Vital Seal™, Vital View™, Vital View II ™, Vivo 30™, Vivo 40™, and Vivo by Breas® are Company trademarks. The Company also has several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Quarterly Report are the property of their respective owners.

        When the Company refers to its fiscal year in this report, the Company is referring to the fiscal year ended on September 30th of that year. Thus, the Company is currently operating in its fiscal 2008 year, which commenced on October 1, 2007. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years.

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	September 30,
	2007	2007
	Unaudited	(a)
ASSETS
Current Assets:
Cash and cash equivalents	$60,638	$48,920
Short term investments	85,520	86,671
Accounts receivable, less allowances for rebates and doubtful accounts of
$15,404 and $14,979, respectively	35,388	36,915
Inventory	21,482	19,778
Prepaid expenses	4,596	4,140
Deferred income taxes	512	192
Other current assets	4,083	4,650
Total current assets	212,219	201,266

Property, plant and equipment—net	33,725	32,383
Goodwill	81,445	81,984
Deferred income taxes	5,059	4,732
Other assets	9,990	10,579
Total Assets	$342,438	$330,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,843	$7,120
Current portion of long-term debt	720	868
Accrued expenses	8,893	9,453
Income taxes payable	2,090	385
Total current liabilities	20,546	17,826
Long-term debt	390	486
Other liabilities	2,284	—
Total liabilities	23,220	18,312
Non-controlling share in subsidiary	6,245	6,051

Stockholders’ Equity:
Common stock—no par value; authorized 40,000,000 shares, issued and
outstanding 13,291,324 and 13,286,050, respectively	49,442	48,922
Accumulated other comprehensive income	5,545	5,696
Retained earnings	257,986	251,963
Stockholders’ equity	312,973	306,581
Total Liabilities and Stockholders’ Equity	$342,438	$330,944

(a) Derived from audited consolidated financial statements.

(See Notes to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	December 31,
	2007	2006
Revenue: (Note 1)
Net sales	$44,490	$40,679
Service revenue	8,949	7,039
Total revenue	53,439	47,718

Cost of goods sold and services performed:
Cost of goods sold	21,332	19,501
Cost of services performed	4,704	4,010
Total of cost of goods sold and services performed	26,036	23,511

Gross profit	27,403	24,207

Operating expenses:
Selling, general and administrative	14,662	12,837
Research and development	2,401	1,844
Other (income) expense, net	(18)	184
Total operating expenses	17,045	14,865

Operating income	10,358	9,342

Other (income)/expense:
Interest (income)	(1,496)	(1,163)
Interest expense	35	56
(Income) from unconsolidated investment	(439)	(377)
	(1,900)	(1,484)
Income from continuing operations before provision for income taxes, non-controlling interest and
discontinued operations	12,258	10,826

Provision for income taxes	4,093	3,292
Income from continuing operations before non-controlling interest	8,165	7,534

Non-controlling share in net income of subsidiary	194	242
Income from continuing operations	7,971	7,292
Discontinued Operations:
Income from discontinued operations	28	2
Net income	$7,999	$7,294

Earnings per common share:
Basic
Basic income per share from continuing operations	$.60	$.55
Discontinued operations	—	—
Basic net earnings per share	$.60	$.55
Diluted
Diluted income per share from continuing operations	$.60	$.55
Discontinued operations	—	—
Diluted net earnings per share	$.60	$.55

Basic weighted-average number of shares outstanding	13,287	13,217
Diluted weighted-average number of shares outstanding	13,321	13,287
Dividends declared and paid per common share	$0.10	$0.09

(See Notes to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,999	$7,294
(Income)/loss from discontinued operations	(28)	(2)
Income from continuing operations	7,971	7,292
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	1,722	1,432
Deferred income taxes	284	127
Non-cash compensation expense	352	468
Non-controlling share in net income of subsidiary	194	242
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in short term investments	1,151	1,937
Decrease in accounts receivable	1,550	3,064
Increase in inventory	(1,673)	(2,024)
Decrease in prepaid expenses and other current assets	116	1,234
(Decrease)/increase in other assets	1,098	(437)
Increase in accounts payable	1,661	343
Decrease in accrued expenses	(775)	(1,170)
Increase in income taxes payable	2,554	2,083
Increase in other liabilities	43	—
Net cash provided by continuing operations	16,248	14,591
Net cash provided by discontinued operations	28	2
Net cash provided by operating activities	16,276	$14,593
Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,596)	(695)
Capitalization of software development costs	(371)	(89)
Capitalization of patent costs	(47)	(86)
Net cash used in investing activities	(3,014)	(870)
Cash flows from financing activities:
Dividends paid	(1,330)	(1,190)
Tax benefit on stock options in excess of benefit provided	50	6
Proceeds from exercise of stock options	117	38
Long-term debt and notes payable	(244)	294
Net cash (used in) financing activities	(1,407)	(852)
Effect of foreign currency translation	(137)	1,295
Net increase in cash and cash equivalents	11,718	14,166
Cash and cash equivalents at beginning of period	48,920	41,242
Cash and cash equivalents at end of period	$60,638	$55,408
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40	$56
Income taxes	68	22

(See Note to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        1. The condensed consolidated balance sheet as of December 31, 2007, the condensed consolidated statements of income for three months ended December 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended December 31, 2007 and 2006 have been prepared by Vital Signs, Inc. and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at December 31, 2007 and 2006, and the results of operations for the three months ended December 31, 2007 and 2006, and the cash flows for the three months ended December 31, 2007 and 2006, have been made.

        2. See the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements and accounting principles.

        3. At December 31, 2007, the Company’s inventory was comprised of raw materials of $15,790,260 and finished goods of $ 5,691,305. At September 30, 2007, the Company’s inventory was comprised of raw materials of $12,895,415 and finished goods of $ 6,882,209.

        4. In September 2002, the Company classified its Vital Pharma, Inc. subsidiary as a discontinued operation. On October 30, 2003, the Company sold Vital Pharma, Inc. to Pro-Clinical, Inc. All activity for this transaction is presented in discontinued operations.

	Three Months Ended
(In thousands of dollars)	December 31,
	2007	2006

Revenue	$—	$—
Pre-Tax income	42	3
Income tax benefit/(expense)	(14)	(1)
Income from discontinued operations	$28	$2

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

        5.Vital Signs, Inc. sells single-patient-use medical products to the anesthesia, respiratory, critical care, interventional cardiology/radiology, and emergency markets. The Company provides pharmaceutical technology services, principally to the pharmaceutical companies and also, from time to time, to medical device, diagnostic, and biotechnology companies. The Company has aggregated its business units into five reportable segments: anesthesia, respiratory/critical care, sleep disorders, interventional cardiology/ radiology, and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and Respiratory/Critical Care share certain manufacturing facilities, sales, and administration support; therefore the operating expenses, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the five business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Three months Ended				Interventional
December 31,		Respiratory/	Sleep	Cardiology/	Pharmaceutical
(In thousands of dollars)	Anesthesia	Critical Care	Disorders	Radiology	Technology	Consolidated
2007
Net revenues	$19,442	$10,902	$14,722	$5,607	$2,766	$53,439
Gross profit	10,057	5,756	7,651	3,066	873	27,403
Gross profit percentage	51.7%	52.8%	52.0%	54.7%	31.6%	51.3%
Operating income	4,165	2,335	1,692	2,143	23	10,358
Total assets	169,224	94,892	60,408	12,490	5,424	342,438
Capital expenditures	1,553	871	378	64	148	3,014
2006
Net revenues	$17,707	$11,302	$10,271	$5,888	$2,550	$47,718
Gross profit	8,740	6,314	5,381	3,172	600	24,207
Gross profit percentage	49.4%	55.8%	52.4%	53.9%	23.5%	50.7%
Operating income	3,831	2,448	994	2,399	(330)	9,342
Total assets	147,978	94,583	44,833	10,903	18,239	316,536
Capital expenditures	423	270	55	27	95	870

        6. Other comprehensive income for the period ended December 31, 2007 and 2006 consisted of:

	Three Months Ended
(In thousands of dollars)	December 31,
	2007	2006
Net income	$7,999	$7,294
Foreign currency translation	(151)	1,154
Comprehensive income	$7,848	$8,448

        7. In accordance with SFAS No. 123R, the Company’s net income for the three months ended December 31, 2007 and December 31, 2006 include $352,000 and $468,000, respectively, of compensation expense and $50,000 and $6,000, respectively, of income tax benefits related to the Company’s stock options. The stock based compensation expense is included as a component of both selling, general, and administrative and research and development expenses. The stock based compensation expense for selling, general, and administrative and research and development for the three months ended December 31, 2007 was $257,000 and $95,000, respectively and $342,000 and $126,000, respectively for the three months ended December 31, 2006.

        8. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective October 1, 2007. As a result of implementing FIN 48 as of October 1, 2007, the Company recognized a $2,194,000 liability for unrecognized tax benefits, of which $2,019,000 is classified as a long-term liability and $175,000 as a short-term liability, $532,000 was accounted for as a reduction to retained earnings and $800,000 was accounted for as a deferred tax asset and $862,000 reclassified from SFAS No. 5 tax accrual.

        Of the Company’s unrecognized tax benefits of approximately $2,194,000, $1,394,000, if recognized, would result in a reduction of the Company’s income tax provision. The difference between the total amount of unrecognized tax benefits and the amount that would impact the income tax provision consists of items that are offset by deferred tax assets, and the federal tax benefits will change significantly within the next twelve months. In accordance with FIN 48, the Company classifies interest as a component of interest expense and penalties as a component of income tax expense. The total amount of estimated accrued interest and penalties are $181,000 and $0, respectively as of October 1, 2007. As of December 31, 2007 the total amount of estimated accrued interest and penalties was $214,000 and $0, respectively.

        The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. The Company recently settled an audit of its Federal income tax return through the year ended September 30, 2004. Accordingly, tax years ended September 30, 2005 or later remain subject to examination by the IRS. In most instances, state, local and foreign income tax returns remain subject to examination for tax years ended September 30, 2004 or later.

        9. In September 2006, the Financial Accounting Standards Board released SFAS 157, “Fair Value Measurements”, which takes effect for the first fiscal year beginning after November 15, 2007. This statement defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; however, the application of this statement is expected to change current practice.

        The Company is currently in the process of evaluating the materiality of the impact of SFAS 157 on the Company’s Condensed Consolidated Financial Statements.

        In February 2007, the Financial Accounting Standards Board released SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which takes effect for the first fiscal year beginning after November 15, 2007. Under SFAS 159, entities are provided with an option to report selected financial assets and liabilities at fair value. The standard permits an entity to elect the fair value option on an instrument-by-instrument basis. In addition, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.

        The Company is currently in the process of evaluating the materiality of the impact of SFAS 159 on the Company’s Condensed Consolidated Financial Statements.

        In December 2007, the Financial Accounting Standards Board released SFAS 141R, “Business Combinations” that is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. SFAS 141R is expected to significantly change how future business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.

        In December 2007, the Financial Accounting Standards Board released SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” that is effective for annual periods beginning December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify non-controlling interests as a component of equity.

        The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position or results of operations.

        10. In connection with a finalization of an Internal Revenue Service examination of the Company’s 2003 and 2004 Federal income tax returns, the Company decreased its tax provision in the first quarter of fiscal 2007 by $419,000.

        11. Included in the Company’s revenues in the Anesthesia and Respiratory/ Critical Care segments, are sales made to distributors. For the three month period ended December 31, 2007 and 2006, these sales accounted for approximately 27.8% and 31.0%, respectively, of the net sales of the Company. The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold through distributions during the period. These rebate amounts are estimated to be $18.0 and $16.6 million for the three months ended December 31, 2007 and 2006, respectively and are deducted from the gross sales to arrive at the Company’s reportable net sales for each period.

        12. In accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2007 and found no impairment. If the Company is required to record impairment charges in the future, it could have a material adverse impact on the Company’s results of operations and financial condition.

        Summary of Goodwill:

	December 31,	September 30,
(In thousands of dollars)	2007	2007
Beginning balance	$81,984	$79,272
Goodwill resulting from an increase in non-controlling interest in SSA	—	682
Goodwill acquired/(preliminary reclassification to intangible assets of): Enginivity	(555)	5,655
Goodwill acquired: Do You Snore, LLC & Advanced Sleep
Technologies of Georgia, Inc and Southern Medical Equipment, Inc	16	7,758
Goodwill acquired: Southern Sleep Technologies, LLC and Southern
Home Respiratory Care, LLC	—	1,798
Impairment of Stelex Goodwill	—	(13,181)
Ending balance	$81,445	$81,984

Other Intangibles consist of the following and are included in Other Assets on the balance sheet:
	December 31,	September 30,
(In thousands of dollars)	2007	2007
Trademark, provider numbers, and customer lists:
Southern Sleep Technologies, LLC and Southern Home Respiratory
Care, LLC	$200	$200
Trademark, patents/technology, and non-competition agreements:
Enginivity	555	—
Omni, Inc acquired October 3, 2007	239	—
Amortization	(32)	(3)
Ending Balance	$962	$197

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited)

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this report.

Forward Looking Statements

        This report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that are based on the Company’s management's beliefs and assumptions and on information currently available to the Company. These statements may be found throughout this report, particularly under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations”. These sections contain discussions of some of the factors that could cause actual results to differ materially from the results projected in the Company’s forward-looking statements. When used in this report, the words or phrases “will likely result,” “expects,” “intends”, “will continue,” “is anticipated,” “estimates,” “projects,” “management believes,” “we believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act and the Securities Act. Forward-looking statements include plans and objectives of management for future operations. These forward-looking statements involve risks and uncertainties and are based on assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

        All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, and in Item 1A of Part II of this Quarterly Report, that could cause actual results to differ materially from historical results and those presently anticipated or projected. No forward-looking statement is a guarantee of future performance. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. You should read the Company’s cautionary statements as being applicable to all related forward-looking statements whenever they appear in:

  this report and materials referred to in this report; and

  the Company’s press releases.

Overview

        The Company is a leading designer, manufacturer, and marketer of airway management products for the anesthesia, respiratory/critical care, interventional cardiology/radiology, and sleep disorder markets. The Company sells its products in over 73 countries worldwide. The Company offers one of the broadest single-patient-use anesthesia and respiratory/critical care product lines in the industry and has developed numerous innovative products which are now considered industry standards. In addition, the Company sells therapeutic products for patients suffering from sleep disorders and provides sleep disorder diagnostic testing services at 22 hospital based and 71 Company-operated sleep centers. The Company also manufactures interventional cardiology/radiology products, and delivers technological services to companies regulated by the United States Food and Drug Administration (FDA).

Anesthesia

        The Company’s single-patient-use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient's pulmonary system. These products also remove anesthetic gases, oxygen, and carbon dioxide from a patient and link a patient with various monitors. The Company’s principal anesthesia products consist of face masks, breathing circuits, and general anesthesia products. During the first fiscal quarter of 2008, the Company became the first medical manufacturer to eliminate latex from all of its anesthesia circuits to protect both patients and health care providers.

        Revenues in the Company’s anesthesia segment are driven primarily by the extent to which its hospital customers perform general surgeries. In addition, because most of the Company’s anesthesia products are single-patient-use products, the Company benefits when hospitals undertake programs to reduce the frequency of infections, known as nosocomial infections, which originate or occur within their settings. Revenues in this segment are negatively impacted by the trend among hospitals to allow group purchasing organizations to negotiate long-term contracts with medical device manufacturers on their behalf. Expenses in the Company’s anesthesia segment

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

are driven primarily by the cost of raw materials, labor costs and freight expenses. For information regarding a recent change in the supplier of the Company’s face masks, see Item 1A of Part II of this Quarterly Report.

Respiratory/critical care

        The Company’s primary respiratory/critical care products are arterial blood gas (ABG) syringes and kits, manual resuscitators, and single-use blood pressure cuffs. The Company’s Broselow line consists of color-coded products designed to facilitate and expedite the selection of proper equipment and dosing in pediatric medicine. The Company’s respiratory/critical care segment responds to the growing needs of hospitals to provide respiratory relief and emergency care. The Company believes that in recent years there has been an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses, and communicable diseases with significant respiratory impact, such as tuberculosis, HIV, and influenza. These trends, together with concerns regarding the spread of nosocomial infections, drive the Company’s sales of respiratory products. As in the Company’s anesthesia segment, revenues in this segment have been negatively impacted by the emergence of group purchasing organizations. Expenses in this segment are driven principally by raw material costs, labor costs, and freight expenses.

Sleep Disorders

        The Company serves the sleep disorder market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep disorders. Through its Sleep Services of America, subsidiary, the Company provides sleep diagnostic testing services in the United States in free-standing laboratories and centers and, through contracts with hospitals, in hospital facilities, for patients suspected of suffering from obstructive sleep apnea. The Company has focused its efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. The Company’s diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. The Company’s principal expense in its sleep diagnostic services business is the cost of employing the technicians who operate the sleep laboratories and centers.

        The Company’s Breas Medical AB, or Breas, subsidiary is a Swedish manufacturer of personal ventilators for obstructive sleep apnea, respiratory distress, and long term ventilation. The Company’s sleep disorder products deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. The Company’s sleep disorder products employ continuous positive airway pressure, or CPAP, which is a common method for treating obstructive sleep apnea. The Company has manufactured and distributed CPAP systems for more than a decade in the international markets. These sales depend principally on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like the Company’s anesthesia and respiratory/critical care businesses, the Company’s Breas subsidiary faces the challenge of controlling raw material, labor, and freight costs. To date, the Company has had only limited sales of its sleep disorder products in the United States due in part to the need to obtain regulatory clearance and in part to the dominance by the Company’s competitors in selling to home supply dealers. The Company’s United States strategy is to sell these products primarily through its sleep centers. Breas will begin to market its Vivo line of bi-level ventilators to specialized respiratory hospital distributors in the second quarter of fiscal 2008 in the United States.

Interventional cardiology/radiology

        Through its Thomas Medical subsidiary, the Company participates in the interventional cardiology/radiology market. In this business, the Company designs, develops, and manufactures devices that are used in electrophysiology, cardiology, radiology, critical care, and anesthesia procedures. While this business benefits from the overall development of less invasive procedures in healthcare, it is highly dependent upon the conversion of development concepts to commercial products by the Company’s research and development team. The Company sells these products primarily through major cardiology/radiology companies. The customer base is, in turn, subject to stringent regulatory requirements as well as competitive pressures.

Pharmaceutical technology services

        Through its Pharmaceutical technology services segment, the Company delivers technological services to FDA regulated companies primarily in the pharmaceutical sector. In addition, the Company also provides services to medical device, diagnostic and biotechnology companies. The Company advises clients by helping them establish

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

and monitor processes designed to satisfy their regulatory requirements set forth by the FDA and has begun to develop and sell dedicated compliance software to its clients. The Company’s principal costs in this segment are its employee costs.

Net revenues

        The amount and percentage of the Company’s net revenue by business segment follows:

	Three months ended		Three months ended
(In thousands of dollars)	December 31, 2007		December 31, 2006
		Percent of		Percent of
	Net	total	Net	total
	revenue	revenue	revenue	revenue
Anesthesia	$19,442	36.4%	$17,707	37.1%
Respiratory/critical care	10,902	20.4	11,302	23.8
Sleep disorder and personal ventilation	14,722	27.5	10,271	21.5
Interventional cardiology/radiology (1)	5,607	10.5	5,888	12.3
Pharmaceutical technology services (1)	2,766	5.2	2,550	5.3
Total	$53,439	100.0%	$47,718	100.0%

(1)	The historical financial information presented in this Quarterly Report has been reclassified with respect to the income from unconsolidated investment in our sleep disorder segment and the reclassification of our pharmaceutical technology segment to held and used.

        For product sales, revenue is recognized when title to the product passes to the customer. Except for certain domestic distributors, title passes when the Company ships the product. For sales through certain domestic distributors, title passes when the product is received by the distributor. For service revenue in the sleep disorder and pharmaceutical technology services segment, revenue is recognized when the service is performed.

        Gross revenues associated with the Company’s anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors.

        A reconciliation of gross to net product sales, as well as a comparison with service revenues follows:

	Three months ended
(In thousands of dollars)	December 31,
	2007	2006
Gross sales	$62,716	$58,368
Rebates	(17,979)	(16,588)
Other deductions (2)	(247)	(1,101)
Net sales	44,490	40,679
Service revenues	8,949	7,039
Total net revenues	$53,439	$47,718

(2) Other deductions consist of discounts, returns, and allowances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Research and development

        The focus of the Company’s research and development efforts, and the amount of such expenses that the Company incurs, vary from year to year and quarter to quarter based on the specific needs of the Company’s business. For the three months ended December 31, 2007 and 2006, the Company incurred $2.4 million and $1.8 million, respectively, of research and development expenses.

International sales

        The Company’s products are sold in over 73 countries worldwide. The table below sets forth the Company’s international sales, by segment, for the periods presented:

Three months ended December 31,
(In thousands of dollars)	2007		2006
		Percent		Percent
	Net	of total	Net	of total
	revenue	revenue	revenue	revenue
Anesthesia	$3,011	5.6%	$2,150	4.5%
Respiratory/critical care	2,793	5.2	2,801	5.9
Sleep disorder	8,539	16.0	5,782	12.1
Total	$14,343	26.8%	$10,733	22.5%

Foreign exchange risks

        The Company’s international business exposes the Company to foreign exchange risks, particularly with respect to international sales of its sleep disorder and personal ventilation products by the Company’s Breas subsidiary. Sales of such products by the Company’s Breas subsidiary are translated from Swedish kroner to United States dollars.

Results of operations

        The following table sets forth, for the periods indicated, certain statement of income data as a percentage of the Company’s net revenue.

	Three Months Ended
As a percent of net revenue	December 31,
	2007	2006
Consolidated statement of income data:
Net revenue	100%	100%
Cost of goods sold	48.7	49.3
Gross profit:
Anesthesia	51.8	49.4
Respiratory/critical care	52.8	55.8
Sleep disorder	52.0	52.4
Interventional cardiology/radiology	54.7	53.9
Pharmaceutical technology	31.6	23.5
Total	51.3	50.7
Operating expenses:
Selling, general and administrative	27.4	26.9
Research and development	4.5	3.9
Other expense, net	—	0.4
Total operating expenses	31.9	31.2
Interest (income), net	(2.7)	(2.3)
Non-controlling interest in net income of subsidiary	0.4	0.5
Provision for income taxes	7.7	6.9
Income from continuing operations	14.9	15.3
Net income	15.0	15.3

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Comparison of Results for the Three-Months Ended December 31, 2007 to the Three-Months Ended December 31, 2006.

Net Revenue. Net revenues for the three months ended December 31, 2007 increased by 12.0% (an increase of 10.6% excluding the favorable effect of foreign exchange) to $53.4 million compared with $47.7 million in the comparable period last year. Of the Company’s total revenues, $39.1 million, or 73.2%, were derived from domestic sales and $14.3 million, or 26.8%, were derived from international sales. Domestic revenues increased by 5.7%, from $37.0 million for the first quarter of fiscal 2007 to $39.1 million for the first quarter of fiscal 2008. International sales increased by 33.6%, from $10.7 million for the first quarter of fiscal 2007 to $14.3 million for the first quarter of fiscal 2008. International sales would have increased 26.5% were it not for favorable foreign exchange rates.

        The following are the net revenues by business segment for the three months ended December 31, 2007 compared to the three months ended December 31, 2006:

NET REVENUE BY BUSINESS SEGMENT

Three months ended December 31,			Percent
(In thousands of dollars)	2007	2006	change
Consolidated statement of income data:
Anesthesia	$19,442	$17,707	9.8%
Respiratory/critical care	10,902	11,302	(3.5)
Sleep disorder	14,722	10,271	43.3
Interventional cardiology/radiology	5,607	5,888	(4.8)
Pharmaceutical technology services	2,766	2,550	8.5
Total	$53,439	$47,718	12.0%

Anesthesia. Sales of anesthesia products increased by 9.8% from $17.7 million for the three months ended December 31, 2006 to $19.4 million for the three months ended December 31, 2007. Domestic sales of anesthesia products increased by 5.6% from $15.6 million for the three months ended December 31, 2006 to $16.4 million for the three months ended December 31, 2007. This increase is primarily due to a 16.0% increase in sales of Limb-O™, the Company’s patented anesthesia circuit, to $3.8 million and a 13.7% increase in sales of Infusable®, the Company’s patented pressure infusor system. International sales of anesthesia products increased by 40.1%, from $2.2 million for the three months ended December 31, 2006 to $3.0 million for the three months ended December 31, 2007, reflecting growth in the Company’s face mask and anesthesia circuit product lines.

Respiratory/critical care. Sales of respiratory/critical care products decreased by 3.5%, from $11.3 million for the three months ended December 31, 2006 to $10.9 million for the three months ended December 31, 2007. Domestic sales of respiratory/critical care products decreased by 4.6%, from $8.5 million for the three months ended December 31, 2006 to $8.1 million for the three months ended December 31, 2007, reflecting decreases in sales of the Company’s arterial blood gas products. International sales of respiratory/critical care products decreased by 0.3% to $2.8 million.

Sleep Disorder. Net revenues in the Company’s sleep disorder segment increased by 43.3% (an increase of 35.4% excluding favorable foreign exchange) from $10.3 million for the three months ended December 31, 2006 to $14.7 million for the three months ended December 31, 2007. Including the favorable effect of foreign exchange translation (of approximately $0.6 million), revenues for Breas, the Company’s Swedish manufacturer of personal ventilators and CPAP devices, increased by 47.7% from $5.8 million during the three months ended December 31, 2006 to $8.5 million during the three months ended December 31, 2007. The Breas’ sales increase was primarily driven by new products such as the iSleep 20i automatic adjusting CPAP and the Vivo 40 bi-level ventilator. The net revenues at Sleep Services of America (“SSA”), the Company’s domestic sleep diagnostic business increased by 37.7% from $4.5 million during the three months ended December 31, 2006 to $6.2 million during the three months ended December 31, 2007, primarily attributable to the acquisitions of Do You Snore, LLC and Southern Sleep Technologies, LLC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Interventional cardiology/radiology. The Company’s interventional cardiology/radiology segment revenues decreased by 4.8% from $5.9 million for the three months ended December 31, 2006 to $5.6 million for the three months ended December 31, 2007, primarily due to shipment delays from a supplier.

Pharmaceutical technology services. Service revenues in the Company’s pharmaceutical technology services segment increased by 8.5%, from $2.6 million for three months ended December 31, 2006 to $2.8 million for three months ended December 31, 2007, resulting from a lower prior-year volume which may have been due to the impact of the Company’s publicly classifying this segment as a discontinued operation during the first three fiscal quarters of 2007. This segment was reclassified as held-and-used at fiscal year end 2007.

Gross profit

        The table below shows gross profit dollars and margins for each of the Company’s segments:

Three months ended December 31,
(In thousands of dollars)	2007		2006
		Gross		Gross
	Gross	profit	Gross	profit
	profit	margin	profit	margin
Anesthesia	$10,057	51.7%	$8,740	49.4%
Respiratory/critical care	5,756	52.8	6,314	55.8
Sleep disorder	7,651	52.0	5,381	52.4
Interventional cardiology/radiology	3,066	54.7	3,172	53.9
Pharmaceutical technology services	873	31.6	600	23.5
Total	$27,403	51.3%	$24,207	50.7%

        The gross profit dollar and margin improvements in the Company’s anesthesia segment is due to increased sales as well as improved labor productivity and manufacturing cost controls. The respiratory/critical care segment gross margin decreased due to changes in product mix.

        The gross profit dollar increase in the sleep disorder segment resulted from international sales growth at Breas primarily from recently-introduced sleep disorder/personal ventilation products and at Sleep Services of America due to two acquisitions completed during the last half of fiscal 2007. The gross profit margin in domestic sleep disorder diagnostic services increased from 54.1% in the first quarter of fiscal 2007 to 54.5% in the first quarter of fiscal 2008 due to Sleep Services of America costs of integrating two sleep lab acquisitions. The gross profit at Breas decreased from 51.1% in the first quarter of fiscal 2007 to 50.1% in fiscal 2008.

        The interventional cardiology/radiology segment gross profit margin increase resulted primarily from a favorable product mix combined with manufacturing improvements. The gross profit dollars decreased due to lower sales.

        The gross profit dollar increase in the pharmaceutical technology services segment resulted from increased sales volume. The gross profit margin increased from 23.5% in fiscal 2007 to 31.6% in fiscal 2008, reflecting increased sales and better labor utilization.

Operating Expenses

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by 14.2%, from $12.8 million for the three months ended December 31, 2006 to $14.7 million for the three months ended December 31, 2007. The increase primarily resulted from incremental SG&A after including two sleep disorder segment acquisitions completed in the second half of fiscal 2007.

Research and Development Expenses. Research and development expenses increased by 30.2% from $1.8 million for the three months ended December 31, 2006 to $2.4 million for the three months ended December 31, 2007. The increase consists primarily of new product development costs at Breas and incremental costs from the Enginivity

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

acquisition. Enginivity developed the enFlow® blood and fluid warmer, which was introduced in December 2007. Some other development costs were incurred for SteeLiteTM and RediTubeTM also introduced in December 2007.

Other (Income) Expense—Net. Other expense included in operating expenses was $184,000 for the three months ended December 31, 2006 and income of ($18,000) for the three months ended December 31, 2007 primarily relates to foreign currency transaction revaluation of accounts receivable and accounts payable at Breas.

Other Items

Interest Income, net. Interest income increased by $0.4 million from $1.1 million for the three months ended December 31, 2006 to $1.5 million during the three months ended December 31, 2007 due to higher cash and short-term investments balances as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended December 31, 2006 and 2007 was $3.3 million and $4.1 million, respectively, reflecting an effective tax rate of 30.4% for the three month ended December 31, 2006 and 33.4% for three months ended December 31, 2007. The prior year included a benefit of $0.4 million.

Discontinued Operations. The net income from discontinued operations was $2,000 and $28,000 for the three months ended December 31, 2006 and 2007, respectively, reflecting an insurance settlement at the former Vital Pharma subsidiary sold in October, 2003.

Liquidity and Capital Resources

        The Company believes that the funds generated from operating activities, cash and cash equivalents and short term investments, will be sufficient to satisfy its operating and capital requirements during the next twelve months.

Cash flows

        Historically, the Company’s primary liquidity requirements have been to finance business acquisitions and to support operations. The Company has funded these requirements primarily through internally generated cash flow.

        During the three months ended December 31, 2007, cash flow from operating activities provided cash of $16.3 million. During the same period, investing activities used cash of $3.0 million, primarily for capital expenditures and also due to capitalized software development costs. Financing activities used $1.4 million, consisting primarily of dividends paid of $1.3 million, offset in part by $0.1 million received from exercises of stock options, a $0.1 million recognized tax benefit for stock options and $0.2 million of notes payable payments acquired with the Do You Snore acquisition. On February 5, 2008, the Board approved a quarterly dividend in the amount of $ 0.10 per common share payable on February 29, 2008 to shareholders of record on February 19, 2008.

        During the three months ended December 31, 2006, cash flow from operating activities provided cash of $14.6 million. During the same period, investing activities used cash of $0.9 million, consisting primarily of expenditures for capital additions. Financing activities during the prior year period used $0.9 million due to $1.2 million paid for dividends, offset in part by cash received from the exercise of stock options and $0.3 million of notes payable.

Cash, Short Term Investments and Working Capital

        Cash, cash equivalents, and short term investments were $146.2 million at December 31, 2007 compared with $135.6 million at September 30, 2007.

        At December 31, 2007, the Company’s working capital was $191.7 million compared with $183.4 million at September 30, 2007. At December 31, 2007, the current ratio was 10.3 to 1.0 and at September 30, 2007, the current ratio was 11.3 to 1.0.

Debt

        The Company has no committed lines of financing. Long term debt of $1.1 million consists of inventory financing assumed in connection with the Company’s acquisitions in our sleep disorder segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Working capital policy and capital expenditures

        The Company’s current policy is to retain cash and earnings for use in its business, pay dividends, business acquisitions, product acquisitions, and product development, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements and strategic alliances.

Other

        At December 31, 2007 and 2006, the Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. The Company does not have material relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company or its related parties.

        On February 5, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.10 per share payable on February 29, 2008 to shareholders of record at the close of business on February 19, 2008. Shareholders with settlement dates after the February 19, 2008 record date will not receive this dividend, even if they entered into agreements to purchase their shares before February 19, 2008. For example, an investor who agrees to purchase shares before February 19, 2008 with a settlement date after February 19, 2008 will not receive the dividend.

Critical accounting estimates

        The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect its reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates" in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for revenue recognition, allowances for rebates and doubtful accounts, allowances for inventory, valuation of long-lived and intangible assets, and legal contingencies.

        As of October 1, 2007 the Company adopted FIN 48 which resulted in a $2,194,000 liability for uncertain tax benefit. (See Note 8)

Recent accounting pronouncements

        The recent accounting pronouncements are discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

        For the first three months of fiscal 2008, the Company’s international net revenue represented approximately 26.8% of its total net revenues. The Company’s Breas subsidiary, located in Sweden, represented 59.5% of its total international net revenues during the first three months of fiscal 2008. The Company does not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of December 31, 2007.

        The Company’s primary risk involving price changes relates to raw materials used in its operations. The Company is exposed to changes in the prices of resins for the manufacture of its products. The Company does not enter into commodity futures or derivative instrument transactions. Except with respect to its historical practice of maintaining a single source of supply for face masks, the Company seeks to maintain commercial relations with multiple suppliers and when prices for raw materials rise to attempt to source alternative supplies.

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in ensuring that information required to be disclosed by Vital Signs in the reports that the Company files or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

        On February 2, 2007, the Company announced that it had given notice to Respironics Inc., the Company’s supplier of anesthesia face masks, that the Company will not be renewing its current manufacturing agreement when it expires in the summer of 2007. The Company also announced that it had entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. Further, the Company announced that it had reached a binding agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. The supply of face masks from Respironics will continue until January 2008 as a new agreement was reached with Respironics in the summer of 2007 in which the Company paid $1.5 million for a non-compete, equipment, patents, know-how, and a six month extension of the previous contract. As a result of these developments, the Company has revised its risk factor relating to its purchase of face masks. The following risk factor supercedes the risk factor description of the Company’s relationship with Respironics set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

The Company is dependent on a single supplier for one of its key products.

        During the period extending from 1980 until the third quarter of fiscal 2007, the Company had purchased its anesthesia face masks from a single source, Respironics, Inc., which maintained a site in the People’s Republic of China at which it manufactured face masks for the Company’s anesthesia segment. The Company did not renew its current manufacturing agreement with Respironics when it expired in the summer of 2007. However, the Company and Respironics agreed to maintain the supply and purchase of products through the first quarter of fiscal 2008. In order to assure itself of an adequate supply of face masks, the Company entered into a face mask supply agreement with a Chinese medical device manufacturer. Simultaneously with the supply agreement, the Company entered into a joint venture agreement with that supplier. The joint venture agreement required approval of the Chinese government, the last of which was a business license issued in January 2008, allowing the joint venture and the business to operate according to the terms of the joint venture agreement. The joint venture agreement enables the Company to invest in this new relationship if necessary to assure that the Company’s new supplier can meet its demands for the quantities of anesthesia face masks that the Company will require. If the Company is unable to obtain its anesthesia face masks in the quantities it requires, the Company’s business and revenue could be materially adversely affected. If the supply of the Company’s anesthesia face masks is interrupted or ceases for any reason, the Company could experience disruption in its business. In the event of such an interruption or cessation, the Company may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which could have a material adverse effect on its business, financial condition and results of operations.

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

VITAL SIGNS, INC.

	By:	/s/ Mark D. Mishler
Mark D. Mishler
Chief Financial and Accounting Officer

Date: February 8, 2008

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