Form 10-Q
period 2008-03-31
VITAL SIGNS INC
filed 2008-05-09
CIK 865846

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐           Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

          At May 9, 2008, there were 13,293,862 shares of Common Stock, no par value, outstanding.

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

          In this Quarterly Report, references to “Vital Signs”, “the Company”, “the registrant”, “we”, “us”, and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar®, Actar D-Fib™, Babysafe™, Breas®, Breas HA50™, Breas PV403™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO2™, Code Blue II™, Color Coding Kids®, CUFF-ABLE™, Do You Snore®, enFlow®, iMask™, iSleep by Breas®, InfusaScan®, INFUSABLE®, Limb-θ™, Misty OX®, Pedi Blue II™, RediTube™, SteeLite™, SURE-LOK™, TurboHeater™, Vital Seal™, VitalView™, Vital ViewII™, Vivo 30™, Vivo 40™, and Vivo by Breas® are Company trademarks. The Company also has several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Quarterly Report are the property of their respective owners.

          When the Company refers to its fiscal year in this report, the Company is referring to the fiscal year ended on September 30th of that year. Thus, the Company is currently operating in its fiscal year 2008, which commenced on October 1, 2007. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years.

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2008	September 30, 2007

	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$113,258	$48,920
Short term investments	3,725	86,671
Accounts receivable, less allowances for rebates and doubtful accounts of $16,185 and $14,979, respectively	38,953	36,915
Inventory	22,596	19,778
Prepaid expenses	5,938	4,140
Deferred income taxes	407	192
Other current assets	4,263	4,650

Total current assets	189,140	201,266

Property, plant and equipment—net	33,917	32,383
Goodwill	83,274	81,984
Deferred income taxes	4,760	4,732
Long term investments	29,885	—
Other assets	8,986	10,579

Total Assets	$349,962	$330,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,483	$7,120
Note payable	204	—
Current portion of long-term debt	—	868
Accrued expenses	9,614	9,453
Income taxes payable	44	385

Total current liabilities	18,345	17,826

Long-term debt	—	486
Other liabilities	2,368	—

Total liabilities	20,713	18,312

Non-controlling share in subsidiary	7,111	6,051

Stockholders’ Equity:
Common stock—no par value; authorized 40,000,000 shares, issued and outstanding 13,293,862 and 13,286,050 shares, respectively	49,898	48,922
Accumulated other comprehensive income/ (loss)	5,612	5,696
Retained earnings	266,628	251,963

Stockholders’ equity	322,138	306,581

Total Liabilities and Stockholders’ Equity	$349,962	$330,944

(See Notes to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,

	2008	2007	2008	2007

Revenue:
Net sales	$49,436	$45,300	$93,926	$85,978
Service revenue	9,498	7,349	18,447	14,388

Total revenue	58,934	52,649	112,373	100,366

Cost of goods sold and services performed:
Cost of goods sold	22,120	21,222	43,452	40,722
Cost of services performed	5,056	4,073	9,760	8,083

Total cost of goods sold and services performed	27,176	25,295	53,212	48,805

Gross profit	31,758	27,354	59,161	51,561

Operating expenses:
Selling, general and administrative	15,916	13,664	30,578	26,501
Research and development	2,495	1,754	4,896	3,598
Other (income) expense, net	160	136	142	320

Total operating expenses	18,571	15,554	35,616	30,419

Operating income	13,187	11,800	23,545	21,142

Other (income)/expense:
Interest (income)	(1,468)	(1,191)	(2,964)	(2,354)
Interest expense	35	—	70	57
(Income) from unconsolidated investment	(637)	(359)	(1076)	(736)

	(2,070)	(1,550)	(3,970)	(3,033)

Income from continuing operations before provision for income taxes, non-controlling interest and discontinued operations	15,257	13,350	27,515	24,175

Provision for income taxes	5,162	4,475	9,255	7,765

Income from continuing operations before non-controlling interest	10,095	8,875	18,260	16,410
Non-controlling share in net income of subsidiary	209	254	403	496

Income from continuing operations	9,886	8,621	17,857	15,914
Discontinued Operations:
Income/(loss) from discontinued operations	84	(20)	112	(18)

Net income	9,970	8,601	17,969	15,896

Earnings per common share:
Basic
Basic income per share from continuing operations	0.74	0.65	1.34	1.20
Discontinued operations	0.01	—	0.01	—

Basic net earnings per share	0.75	0.65	1.35	1.20

Diluted
Diluted income per share from continuing operations	0.74	0.65	1.34	1.20
Discontinued operations	0.01	—	0.01	—

Diluted net earnings per share	0.75	0.65	1.35	1.20

Basic weighted-average number of shares outstanding	13,292	13,220	13,293	13,219

Diluted weighted-average number of shares outstanding	13,313	13,255	13,320	13,271

Dividends declared and paid per common share	0.10	0.10	0.20	0.19

(See Notes to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended March 31,

	2008	2007

Cash flows from operating activities:
Net income	$17,969	$15,897
(Income)/loss from discontinued operations	(112)	17

Income from continuing operations	17,857	15,914
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	3,555	2,726
Deferred income taxes	733	447
Non-cash compensation expense	702	857
Non-controlling share in net income of subsidiary	403	496
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in short term investments	—	3,622
(Increase) in accounts receivable	(1,488)	(1,584)
(Increase) in inventory	(2,152)	(1,499)
Decrease in prepaid expenses and other current assets	258	528
Decrease/(increase) in other assets	1,893	(686)
(Decrease) in accounts payable	(697)	(257)
(Decrease) in accrued expenses	(186)	(905)
(Decrease) in income taxes payable	(341)	(219)
Increase in other liabilities	84	—

Net cash provided by continuing operations	20,621	19,440
Net cash provided by (used in) discontinued operations	112	(17)

Net cash provided by operating activities	20,733	19,423

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	52,096	—
Acquisition of interest in joint venture in China	1,451	—
Acquisition of property, plant and equipment	(3,916)	(1,493)
Capitalization of software development costs	(672)	(304)
Capitalization of patent costs	(103)	(121)

Net cash provided by (used in) investing activities	45,954	(1,918)

Cash flows from financing activities:
Dividends paid	(2,658)	(2,380)
Tax benefit on stock options in excess of benefit provided	65	238
Proceeds from exercise of stock options	210	49
Long-term debt and notes payable	(1,579)	184

Net cash (used in) financing activities	(3,962)	(1,909)
Effect of foreign currency translation	1,613	1,120

Net increase in cash and cash equivalents	64,338	16,716
Cash and cash equivalents at beginning of period	48,920	41,242

Cash and cash equivalents at end of period	$113,258	$57,958

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$57
Income taxes	6,467	3,911

(See Note to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

          1. Financial Presentation

          The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of income for three months and six months ended March 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended March 31, 2008 and 2007 have been prepared by Vital Signs, Inc. and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2008 and 2007, and the results of operations for the three months and six months ended March 31, 2008 and 2007, and the cash flows for the six months ended March 31, 2008 and 2007, have been made.

          2. Additional Disclosures

          See the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements and accounting principles.

          3. Inventory

          At March 31, 2008, the Company’s inventory was comprised of raw materials of $15,854,476 and finished goods of $ 6,741,369. At September 30, 2007, the Company’s inventory was comprised of raw materials of $12,895,415 and finished goods of $ 6,882,209.

          4. Discontinued Operations

          In September 2002, the Company classified its Vital Pharma, Inc. subsidiary as a discontinued operation. On October 30, 2003, the Company sold Vital Pharma, Inc. to Pro-Clinical, Inc. All activity for this transaction is presented in discontinued operations.

          In September 2007, the Company reclassified its pharmaceutical technology segment from discontinued operations to held-and-used.

	Three months ended March 31,		Six months ended March 31,

(In thousands of dollars)	2008	2007	2008	2007

Revenue	$—	$—	$—	$—
Pre-Tax income/(loss)	128	(30)	170	(27)
Income tax benefit/(expense)	(44)	10	(58)	9

Income/(loss) from discontinued operations	$84	$(20)	$112	$(18)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

          5. Segments

          Vital Signs, Inc. sells single-patient-use medical products to the anesthesia, respiratory, critical care, interventional cardiology/radiology, and emergency markets. In addition, Vital Signs sells therapeutic products for patients suffering from sleep/ventilation disorders and provides sleep/ventilation diagnostic testing at sleep laboratories and Company-managed centers. The Company also provides pharmaceutical technology services, principally to pharmaceutical companies and also, from time to time, to medical device, diagnostic, and biotechnology companies. The Company has aggregated its business units into five reportable segments: anesthesia, respiratory/critical care, sleep/ventilation, interventional cardiology/ radiology, and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and respiratory/critical care share certain manufacturing facilities, sales, and administration support; therefore, the operating expenses, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the five business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table:

Three months ended March 31, (In thousands of dollars)	Anesthesia	Respiratory/ Critical Care	Sleep/ Ventilation	Interventional Cardiology/ Radiology	Pharmaceutical Technology	Consolidated

2008
Net revenues	$19,816	$12,304	$16,634	$7,229	$2,951	$58,934
Gross profit	11,109	7,001	8,608	4,027	1,013	31,758
Gross profit percentage	56.1%	56.9%	51.7%	55.7%	34.3%	53.9%
Operating income (loss)	4,885	3,033	2,076	3,172	21	13,187
2007
Net revenues	$18,871	$11,950	$12,154	$6,951	$2,723	$52,649
Gross profit	9,849	6,436	6,427	3,885	757	27,354
Gross profit percentage	52.2%	53.8%	52.9%	55.9%	27.8%	52.0%
Operating income (loss)	4,454	2,821	1,656	3,083	(214)	11,800

Six months ended March 31, (In thousands of dollars)	Anesthesia	Respiratory/ Critical Care	Sleep/ Ventilation	Interventional Cardiology/ Radiology	Pharmaceutical Technology	Consolidated

2008
Net revenues	$39,259	$23,205	$31,356	$12,836	$5,717	$112,373
Gross profit	21,184	12,740	16,259	7,093	1,885	59,161
Gross profit percentage	54.0%	54.9%	51.9%	55.3%	33.0%	52.6%
Operating income (loss)	9,061	5,356	3,768	5,315	45	23,545
Total assets	168,441	99,561	64,037	13,123	4,800	349,962
Capital expenditures	2,093	1,237	802	307	252	4,691
2007
Net revenues	$36,577	$23,252	$22,425	$12,839	$5,273	$100,366
Gross profit	18,581	12,758	11,808	7,057	1,357	51,561
Gross profit percentage	50.8%	54.9%	52.7%	55.0%	25.7%	51.4%
Operating income (loss)	8,286	5,268	2,650	5,482	(544)	21,142
Total assets	147,720	94,022	49,820	11,518	18,521	321,601
Capital expenditures	809	515	256	92	246	1,918

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

          6. Other Comprehensive Income

          Other comprehensive income for the period ended March 31, 2008 and 2007 consisted of:

	Three months ended March 31,		Six months ended March 31,

(In thousands of dollars)	2008	2007	2008	2007

Net income	$9,970	$8,601	$17,969	$15,896
Foreign currency translation	1,032	(165)	881	989
Available for sale securities fair value adjustment	(965)	—	(965)	—

Comprehensive income	$10,037	$8,436	$17,885	$16,885

          7. Stock-Based Compensation

          In accordance with SFAS No. 123R, the Company’s net income for the three and six months ended March 31, 2008 and March 31, 2007 includes $351,000 and $389,000, and $702,000 and $857,000, respectively, of compensation expense in addition to $15,000, $43,000, $65,000 and $49,000, respectively, of income tax benefits related to the Company’s stock options. The stock based compensation expense is included as a component of both selling, general and administrative and research and development expenses. The stock based compensation expense for selling, general, and administrative and research and development for the six months ended March 31, 2008 was $512,000 and $190,000, respectively, and $626,000 and $231,000, respectively, for the six months ended March 31, 2007.

          8. Income Taxes

          In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective October 1, 2007. As a result of implementing FIN 48 as of October 1, 2007, the Company recognized a $2,194,000 liability for unrecognized tax benefits, of which $2,019,000 is classified as a long-term liability and $175,000 as a short-term liability, $532,000 was accounted for as a reduction to retained earnings and $800,000 was accounted for as a deferred tax asset and $862,000 was reclassified from a SFAS No. 5 tax accrual. During the six-month period ended March 31, 2008, the Company increased its liability for unrecognized tax benefits by $102,000 with $107,000 accounted for as a deferred tax asset and $5,000 as a reduction in the Company’s income tax provision during the period.

          Of the Company’s unrecognized tax benefits of approximately $2,194,000, $1,394,000, if recognized, would result in a reduction of the Company’s income tax provision. The difference between the total amount of unrecognized tax benefits and the amount that would impact the income tax provision consists of items that are offset by deferred tax assets, and the federal tax benefits will change significantly within the next twelve months. In accordance with FIN 48, the Company classifies interest as a component of interest expense and penalties as a component of income tax expense. The total amount of estimated accrued interest and penalties are $181,000 and $0, respectively as of October 1, 2007. The total amount of estimated accrued interest and penalties are $215,000 and $0, respectively as of December 31, 2007 and $247,000 and $0, respectively as of March 31, 2008.

          The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. In fiscal 2007, the Company settled an audit of its Federal income tax return through the year ended September 30, 2004. Accordingly, tax years ended September 30, 2005 and later remain subject to examination by the IRS. In most instances, state, local and foreign income tax returns remain subject to examination for tax years ended September 30, 2004 or later.

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

          In connection with a finalization of an Internal Revenue Service examination of the Company’s 2003 and 2004 Federal income tax returns, the Company decreased its tax provision in the first quarter of fiscal 2007 by $419,000.

          9. Recent Accounting Pronouncements

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

          In December 2007, the Financial Accounting Standards Board released SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” that is effective for annual periods beginning after December 15, 2008. The pronouncement resulted from a joint project between the FASB and the International Accounting Standards Board and continues the movement toward the greater use of fair values in financial reporting. Upon adoption of SFAS 160, the Company will re-classify non-controlling interests as a component of equity.

          The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position or results of operations.

          10. Revenues

          Included in the Company’s revenues in the anesthesia and respiratory/critical care segments are sales made to distributors. For the three month and six month periods ended March 31, 2008, these sales accounted for approximately 26.1% and 26.9%, respectively, of the net sales of the Company and for the three and six month periods ended March 31, 2007, these sales accounted for approximately 28.9% and 29.9%, respectively. The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold through distributors during the period. These rebate amounts are estimated to be $18.6 million and $36.6 million for the three months and six months ended March 31, 2008 and are deducted from the gross sales to arrive at the Company’s reportable net sales for each period.

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

          11. Goodwill and Intangible Assets

          In accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are to be tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2008 and found no impairment. If the Company is required to record impairment charges in the future, it could have a material adverse impact on the Company’s results of operations and financial condition.

          A summary of goodwill is shown in the following table:

(In thousands of dollars)	March 31, 2008	September 30, 2007

Beginning balance	$81,984	$79,272
Goodwill resulting from an ownership increase in SSA	—	682
Goodwill resulting from investment in China Joint Venture (a)	1,335	—
Goodwill acquired (reclassification to intangible assets of): Enginivity	(555)	5,655
Goodwill acquired: Do You Snore, LLC & Advanced Sleep Technologies of Georgia, Inc and Southern Medical Equipment, Inc	510	7,758
Goodwill acquired: Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC	—	1,798
Impairment of Stelex goodwill	—	(13,181)

Ending balance	$83,274	$81,984

          Other intangible assets consist of the following and are included in other assets on the balance sheet:

(In thousands of dollars)	March 31, 2008	September 30, 2007

Trademark, provider numbers, and customer lists:
Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC	$200	$200
Trademark, patents/technology, and non-competition agreements:
China Joint Venture/ Respironics (a)	1,511	—
Enginivity	555	—
Omni, Inc acquired October 3, 2007	239	—
Amortization	(97)	(3)

Ending Balance	$2,408	$197

(a)

In January 2008, the Company purchased a 50% interest in Vital Signs KTL, a face mask manufacture located in China for approximately $1.6 million. The most significant asset acquired was goodwill. The Company consolidated Vital Signs KTL into its financial statements effective January 2008.

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

          12. Auction Rate Securities

          Auction rate securities (“ARS”) are securities with long-term nominal maturities that are normally resold through short-term auctions. The interest rate resets at these short-term auctions. At March 31, 2008, the Company had $34,575,000 invested in auction rate securities at cost, compared with $85,520,000 at December 31, 2007 and $86,671,000 at September 30, 2007. In fiscal 2007 and through the first quarter of fiscal 2008, the Company classified ARS as short-term investments as the short-term auctions historically provided a liquid market for these securities. During its second quarter of fiscal 2008, the Company began to sell its ARS, and all sales occurred at cost. Many auctions failed during the second quarter, and the Company reclassified these ARS as long-term available-for-sale securities and recorded the ARS at fair value with the $965,000 unrealized loss recorded in other comprehensive income. The Company’s intent is to sell the ARS as soon as possible and is evaluating legal action against the firms that sold it the ARS. All interest payments are current, and management believes the fair-value adjustments are temporary. Subsequent to the end of the second quarter of fiscal 2008, $3,725,000 of ARS sold at cost and were shown as short-term investments at March 31, 2008.

Auction rate securities are shown in the following table.

March 31, 2008 (In thousands of dollars)	Cost	Fair value	Carrying value	Unrealized (loss) in accumulated Other Comprehensive Income

Short-term:
Available-for-sale auction rate securities	$3,725	$3,725	$3,725	$—
Long-term:
Available-for-sale auction rate securities	30,850	29,885	29,885	(965)

Total	$34,575	$33,610	$33,610	$(965)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited)

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes to those condensed consolidated financial statements, included elsewhere in this report.

Forward Looking Statements

          This report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that are based on the Company’s management’s beliefs and assumptions and on information currently available to the Company. These statements may be found throughout this report, particularly under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These sections contain discussions of some of the factors that could cause actual results to differ materially from the results projected in the Company’s forward-looking statements. When used in this report, the words or phrases “will likely result”, “expects”, “intends”, “will continue”, “is anticipated”, “estimates”, “projects”, “management believes”, “we believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Exchange Act and the Securities Act. Forward-looking statements include plans and objectives of management for future operations. These forward-looking statements involve risks and uncertainties and are based on assumptions that may not be realized. Actual results and outcomes may differ materially from those discussed or anticipated.

          All forward-looking statements are subject to known and unknown risks and uncertainties, including those discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, and in Item 1A of Part II of this Quarterly Report, that could cause actual results to differ materially from historical results and those presently anticipated or projected. No forward-looking statement is a guarantee of future performance. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. You should read the Company’s cautionary statements as being applicable to all related forward-looking statements whenever they appear in:

•	this report and materials referred to in this report; and

•	the Company’s press releases.

Overview

          Vital Signs, Inc. sells single-patient-use medical products to the anesthesia, respiratory, critical care, interventional cardiology/radiology, and emergency markets. In addition, Vital Signs sells therapeutic products for patients suffering from sleep/ventilation disorders and provides sleep/ventilation diagnostic testing at sleep laboratories and Company-managed centers. The Company also manufactures interventional cardiology/radiology products, and delivers technological services to companies regulated by the United States Food and Drug Administration (FDA). The Company sells its products in over 73 countries worldwide. The Company offers one of the broadest single-patient-use anesthesia and respiratory/critical care product lines in the industry and has developed numerous innovative products which are now considered industry standards. The Company sells therapeutic products for patients suffering from sleep disorders and provides sleep/ventilation diagnostic testing services at 78 hospital based and 17 free-standing sleep labs, for a total of 95 sleep labs.

Anesthesia

          The Company’s single-patient-use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient’s pulmonary system. These products also remove anesthetic gases, oxygen, and carbon dioxide from a patient and link a patient with various monitors. The Company’s principal anesthesia products consist of face masks, breathing circuits, and general anesthesia products. enFlow® , one of the Company’s new single-patient-use products, is a blood fluid warmer that is placed nearer to the patient than traditional fluid warming products in the market to assure the IV fluids or blood are properly warmed. During the first fiscal quarter of 2008, the Company became the first medical manufacturer to eliminate latex from all of its anesthesia circuits to protect both patients and health care providers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

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

Sleep/ventilation

          The Company serves the sleep/ventilation market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep/ventilation. Through its Sleep Services of America subsidiary, the Company provides sleep/ventilation diagnostic testing services in the United States in free-standing laboratories and centers and, through contracts with hospitals, in hospital facilities for patients suspected of suffering from obstructive sleep apnea. The Company has focused its efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. The Company’s sleep diagnostic services business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. The Company’s principal expense in its sleep/ventilation diagnostic services business is the cost of employing the technicians who operate the sleep laboratories and centers.

          The Company’s Breas Medical AB, or Breas, subsidiary is a Swedish manufacturer of personal ventilators for obstructive sleep apnea, respiratory distress, and ventilation. The Company’s sleep/ventilation products deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. The Company’s sleep/ventilation products employ continuous positive airway pressure, or CPAP, which is a common method for treating obstructive sleep apnea. The Company has manufactured and distributed CPAP systems for more than a decade in the international markets. These sales depend principally on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like the Company’s anesthesia and respiratory/critical care businesses, the Company’s Breas subsidiary faces the challenge of controlling raw material, labor, and freight costs. To date, the Company has had only limited sales of its sleep/ventilation products in the United States due to the market dominance of the Company’s competitors in selling sleep products to home care dealers. The Company’s United States strategy is to sell CPAP products primarily through its sleep centers and to sell its ventilators through either an established ventilator company or respiratory specialty distributors.

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

Pharmaceutical technology services

          Through its Pharmaceutical technology services segment, the Company delivers technological services to FDA regulated companies primarily in the pharmaceutical sector. In addition, the Company also provides services to medical device, diagnostic and biotechnology companies. The Company advises clients by helping them establish and monitor processes designed to satisfy their regulatory requirements set forth by the FDA and has begun to develop and sell dedicated software to its clients. The Company’s principal costs in this segment are its employee costs.

Net revenues

          The amount and percentage of the Company’s net revenue by business segment follows.

	Three months ended March 31, 2008		Three months ended March 31, 2007

(In thousands of dollars)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$19,816	33.6%	$18,871	35.8%
Respiratory/critical care	12,304	20.9	11,950	22.7
Sleep/ventilation	16,634	28.2	12,154	23.1
Interventional cardiology/radiology (1)	7,229	12.3	6,951	13.2
Pharmaceutical technology services (1)	2,951	5.0	2,723	5.2

Total	$58,934	100.0%	$52,649	100.0%

	Six months ended March 31, 2008		Six months ended March 31, 2007

(In thousands of dollars)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$39,259	34.9%	$36,577	36.4%
Respiratory/critical care	23,205	20.7	23,252	23.3
Sleep/ventilation	31,356	27.9	22,425	22.3
Interventional cardiology/radiology (1)	12,836	11.4	12,839	12.8
Pharmaceutical technology services (1)	5,717	5.1	5,273	5.2

Total	$112,373	100.0%	$100,366	100.0%

(1)

The historical financial information presented in this Quarterly Report has been reclassified with respect to the income from unconsolidated investment in the Company’s sleep/ventilation segment and the reclassification of the Company’s pharmaceutical technology segment to held-and-used.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

          For product sales, revenue is recognized when title to the product passes to the customer. Except for certain domestic distributors, title passes when the Company ships the product. For sales through certain domestic distributors, title passes when the product is received by the distributor. For service revenue in the sleep/ventilation and pharmaceutical technology services segments, revenue is recognized when the service is performed.

          Gross revenues associated with the Company’s anesthesia and respiratory/critical care products are reduced by the amount of rebates due on sales to distributors.

          A reconciliation of gross to net product sales, as well as a comparison with service revenues follows.

	Three months ended March 31,		Six months ended March 31,

(In thousands of dollars)	2008	2007	2008	2007

Gross sales	$68,449	$64,210	$131,181	$122,595
Rebates	(18,603)	(17,673)	(36,582)	(34,260)
Other deductions (2)	(410)	(1,237)	(673)	(2,357)

Net sales	49,436	45,300	93,926	85,978
Service revenues	9,498	7,349	18,447	14,388

Total net revenues	$58,934	$52,649	$112,373	$100,366

(2) Other deductions consist of discounts, returns, and allowances.

International sales

          The Company’s products are sold in over 73 countries worldwide. The table below sets forth the Company’s international sales, by segment, for the periods presented.

	Three months ended March 31, 2008		Three months ended March 31, 2007

(In thousands of dollars)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$3,218	5.5%	$2,486	4.7%
Respiratory/critical care	3,567	6.0	3,486	6.6
Sleep/ventilation	10,088	17.1	7,528	14.3

Total	$16,873	28.6%	$13,500	25.6%

	Six months ended March 31, 2008		Six months ended March 31, 2007

(In thousands of dollars)	Net revenue	Percent of total revenue	Net revenue	Percent of total revenue

Anesthesia	$6,230	5.5%	$4,636	4.6%
Respiratory/critical care	6,360	5.7	6,287	6.3
Sleep/ventilation	18,627	16.6	13,310	13.3

Total	$31,217	27.8%	$24,233	24.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Foreign currency exchange risks

          The Company’s international business exposes it to foreign currency exchange risks, with international sales of its sleep/ventilation products by the Company’s Breas subsidiary and with products manufactured in China. Sales of products by the Company’s Breas subsidiary are translated from Swedish kronor to United States dollars and products sourced in China may be priced in Chinese yuan.

Research and development

          The focus of the Company’s research and development efforts, and the amount of such expenses that the Company incurs, vary from year to year and quarter to quarter based on the specific needs of the Company’s business. For the three months ended March 31, 2008 and 2007, the Company incurred $2.5 million and $1.8 million, respectively, of research and development expenses. For the six months ended March 31, 2008 and 2007, the Company incurred $4.9 million and $3.6 million, respectively, of research and development expenses.

Results of operations

          The following table sets forth, for the periods indicated, certain statement of income data as a percentage of the Company’s net revenue.

	Three months ended March 31,		Six months ended March 31,

As a percent of net revenue	2008	2007	2008	2007

Consolidated statement of income data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.1	48.0	47.4	48.6
Gross profit:
Anesthesia	56.1%	52.2%	54.0%	50.8%
Respiratory/critical care	56.9	53.8	54.9	54.9
Sleep/ventilation	51.7	52.9	51.9	52.7
Interventional cardiology/radiology	55.7	55.9	55.3	55.0
Pharmaceutical technology	34.3	27.8	33.0	25.7
Total	53.9	52.0	52.6	51.4
Operating expenses:
Selling, general and administrative	27.0%	26.0%	27.2%	26.4%
Research and development	4.2	3.3	4.4	3.6
Other expense, net	0.3	0.3	0.1	0.3
Total operating expenses	31.5	29.6	31.7	30.3

Interest (income), net	(2.4)%	(2.3)%	(2.6)%	(2.3)%
Non-controlling interest in net income of subsidiary	0.4	0.5	0.4	0.5
Provision for income taxes	8.8	8.5	8.2	7.7
Income from continuing operations	16.8	16.4	15.9	15.9
Net income	16.9	16.3	16.0	15.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Results for the Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net Revenue. Net revenues for the three months ended March 31, 2008 increased by 11.9% (an increase of 10.1% excluding the favorable effect of foreign currency exchange rates) to $58.9 million, compared with $52.7 million in the comparable period last year. Of the Company’s total revenues, $42.0 million, or 71.4%, were domestic sales and $16.9 million, or 28.6%, were international sales. Domestic revenues increased by 7.4% to $42.0 million versus $39.1 million for the second quarter of fiscal 2007. International revenues increased by 25.0% to $16.9 million versus $13.5 million for the second quarter of fiscal 2007. International revenues would have increased by 17.4% excluding favorable foreign currency exchange rates.

          The following are the net revenues by business segment for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

NET REVENUE BY BUSINESS SEGMENT

	Three months ended March 31,

(In thousands of dollars)	2008	2007	Percent change

Consolidated statement of income data:
Anesthesia	$19,816	$18,871	5.0%
Respiratory/critical care	12,304	11,950	3.0
Sleep/ventilation	16,634	12,154	36.9
Interventional cardiology/radiology	7,229	6,951	4.0
Pharmaceutical technology services	2,951	2,723	8.4

Total	$58,934	$52,649	11.9%

Anesthesia. Sales of anesthesia products increased by 5.0% to $19.8 million for the three months ended March 31, 2008 from $18.9 million for the three months ended March 31, 2007. The increase is primarily due to sales of Limb-θ™, the Company’s patented anesthesia circuit, which increased by 11.1% to $4.0 million and sales of Infusable®, the Company’s patented pressure infusor system which increased by 11.7% to $2.4 million, in addition to the sales of three new products.

Respiratory/critical care. Sales of respiratory/critical care products increased by 3.0% to $12.3 million for the second quarter of fiscal 2008 from $12.0 million for the three months ended March 31, 2007. The respiratory/critical care sales increase was primarily attributable to increases in sales of the Company’s blood pressure cuffs and Broselow pediatric products.

Sleep/ventilation. Net revenues in the Company’s sleep/ventilation segment increased by 36.9% (an increase of 27.7% excluding favorable foreign currency exchange) to $16.6 million for the three months ended March 31, 2008 from $12.2 million for the three months ended March 31, 2007. Including the favorable effect of foreign currency exchange, revenues for Breas, the Company’s Swedish manufacturer of ventilators and CPAP devices increased by 34.0% to $10.1 million during the three months ended March 31, 2008 from $7.5 million during the same period in the prior year. Excluding the effect of foreign currency exchange, Breas’ increase was 20.0%. The Breas’ sales increase was primarily driven by products such as the iSleep 20i intelligent CPAP and the Vivo 40 bi-level ventilator. Net revenues at Sleep Services of America (“SSA”), the Company’s domestic sleep/ventilation diagnostic business, increased by 41.5% to $6.5 million during the three months ended March 31, 2008 from

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

$4.6 million during the three months ended March 31, 2007, primarily attributable to the acquisitions of Do You Snore, LLC and Southern Sleep Technologies, LLC in the second half of 2007.

Interventional cardiology/radiology. The Company’s interventional cardiology/radiology segment revenues increased by 4.0% to $7.2 million for the three months ended March 31, 2008 from $7.0 million for the three months ended March 31, 2007.

Pharmaceutical technology services. Service revenues in the Company’s pharmaceutical technology services segment increased by 8.4% to $3.0 million for three months ended March 31, 2008 from $2.7 million for three months ended March 31, 2007. This segment was reclassified as held-and-used at fiscal year end 2007.

Gross profit

          The table below shows gross profit dollars and margins for each of the Company’s segments.

	Three months ended March 31,

	2008		2007

(In thousands of dollars)	Gross profit	Gross profit margin	Gross profit	Gross profit margin

Anesthesia	$11,109	56.1%	$9,849	52.2%
Respiratory/critical care	7,001	56.9	6,436	53.8
Sleep/ventilation	8,608	51.7	6,427	52.9
Interventional cardiology/radiology	4,027	55.7	3,885	55.9
Pharmaceutical technology services	1,013	34.3	757	27.8

Total	$31,758	53.9%	$27,354	52.0%

          The gross profit dollar and margin improvements in the Company’s anesthesia and respiratory/critical care segments are due to higher sales and lower materials costs for face masks and non-latex breathing bags.

          The gross profit dollar increase in the sleep/ventilation segment resulted from international sales growth at Breas and at Sleep Services of America due to two acquisitions completed during the second half of fiscal 2007. The gross profit margin in domestic sleep/ventilation diagnostic services decreased to 52.4% in the second quarter of fiscal 2008 due to integration costs for two sleep lab acquisitions. The gross profit at Breas decreased to 51.3% in the second quarter of fiscal 2008 due to a less favorable product mix.

          The interventional cardiology/radiology segment gross profit margin decrease resulted primarily from an unfavorable product mix. The gross profit dollars increased due to higher sales.

          The gross profit dollar increase in the pharmaceutical technology services segment resulted from increased sales volume. The gross profit margin increased to 34.3% in fiscal 2008 from 27.8% in fiscal 2007, reflecting increased sales and better labor utilization.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses increased by 16.5 % to $15.9 million for the three months ended March 31, 2008 from $13.7 million for the three months ended March 31, 2007. The increase primarily resulted from incremental SG&A after adding two sleep/ventilation segment acquisitions completed in the second half of fiscal 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Research and Development Expenses. Research and development expenses increased by 42.2% to $2.5 million for the three months ended March 31, 2008 from $1.8 million for the three months ended March 31, 2007. The increase consists primarily of new product development costs at Breas and costs from the Enginivity acquisition.

Other (Income) Expense—Net. Other expense included in operating expenses was $160,000 for the three months ended March 31, 2008 and $136,000 for the three months ended March 31, 2007, primarily relating to severance payments within the Company’s anesthesia and respiratory/critical care segments.

Other items

Interest Income, net. Interest income increased by $0.2 million to $1.4 million during the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007 due to higher cash and short-term investments balances as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended March 31, 2008 and 2007 was $5.2 million and $4.5 million, respectively, reflecting an effective tax rate of 33.8% for the three month ended March 31, 2008 and 33.5% for the three months ended March 31, 2007.

Discontinued Operations. The Company recognized net income from discontinued operations of $84,000 for the three months ended March 31, 2008, reflecting a litigation settlement at the former Vital Pharma subsidiary sold in October, 2003, and recognized a net loss from discontinued operations of $20,000 for the three months ended March 31, 2007.

Results for the Six Months Ended March 31, 2008 Compared with the Six Months Ended March 31, 2007

Net Revenue. Net revenues for the six months ended March 31, 2008 increased by 12.0% (an increase of 10.4% excluding the favorable effect of foreign currency exchange) to $112.4 million compared with $100.4 million in the same period last year. Of the Company’s total revenues, $81.2 million, or 72.2%, were domestic sales and $31.2 million, or 27.8%, were international sales. Domestic revenues increased by 6.6% to $81.2 million for the first six months of fiscal 2008 from $76.2 million for the first six months of fiscal 2007. International sales increased by 28.8% to $31.2 million for the first six months of fiscal 2008 from $24.2 million for the first six months of fiscal 2007. International sales increased by 21.5% excluding favorable foreign currency exchange rates.

          The following are the net revenues by business segment for the six months ended March 31, 2008 compared with the six months ended March 31, 2007.

NET REVENUE BY BUSINESS SEGMENT

	Six months ended March 31,

(In thousands of dollars)	2008	2007	Percent change

Consolidated statement of income data:
Anesthesia	$39,259	$36,577	7.3%
Respiratory/critical care	23,205	23,252	(0.2)
Sleep/ventilation	31,356	22,425	39.8
Interventional cardiology/radiology	12,836	12,839	—
Pharmaceutical technology services	5,717	5,273	8.4

Total	$112,373	$100,366	12.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Anesthesia. Sales of anesthesia products increased by 7.3% to $39.3 million for the six months ended March 31, 2008 from $36.6 million for the six months ended March 31, 2007. This increase is primarily due to a 13.4% increase in sales of Limb-θ ™, the Company’s patented anesthesia circuit, to $8.1 million and a 12.5% increase in sales of Infusable®, the Company’s patented pressure infusor system to $4.7 million.

Respiratory/critical care. Sales of respiratory/critical care products decreased by 0.2% to $23.2 million for the six months ended March 31, 2008 from $23.3 million for the six months ended March 31, 2007.

Sleep/ventilation. Net revenues in the Company’s sleep/ventilation segment increased by 39.8% (an increase of 31.2% excluding favorable foreign currency exchange) to $31.4 million for the six months ended March 31, 2008 from $22.4 million for the six months ended March 31, 2007. Including the favorable effect of foreign exchange translation, revenues for Breas, the Company’s Swedish manufacturer of personal ventilators and CPAP devices, increased by 40.0% to $18.6 million during the six months ended March 31, 2008 from $13.3 million during the six months ended March 31, 2007. Excluding the effect of foreign currency exchange, Breas’ increase was 26.0%. The Breas’ sales increase was primarily driven by the iSleep 20i intelligent CPAP and the Vivo 40 bi-level ventilator. The net revenues at Sleep Services of America (“SSA”), the Company’s domestic sleep/ventilation diagnostic business, increased by 39.7% to $12.7 million during the six months ended March 31, 2008 from $9.1 million during the six months ended March 31, 2007, primarily attributable to the acquisitions of Do You Snore, LLC and Southern Sleep Technologies, LLC in the second half of fiscal 2007.

Interventional cardiology/radiology. The Company’s interventional cardiology/radiology segment revenues were even at $12.8 million for the six months ended March 31, 2008 and March 31, 2007.

Pharmaceutical technology services. Service revenues in the Company’s pharmaceutical technology services segment increased by 8.4% to $5.7 million for six months ended March 31, 2008 from $5.3 million for six months ended March 31, 2007.

Gross profit

          The table below shows gross profit dollars and margins for each of the Company’s segments:

	Six months ended March 31,

	2008		2007

(In thousands of dollars)	Gross profit	Gross profit margin	Gross profit	Gross profit margin

Anesthesia	$21,184	54.0%	$18,581	50.8%
Respiratory/critical care	12,740	54.9	12,758	54.9
Sleep/ventilation	16,259	51.9	11,808	52.7
Interventional cardiology/radiology	7,093	55.3	7,057	55.0
Pharmaceutical technology services	1,885	33.0	1,357	25.7

Total	$59,161	52.6%	$51,561	51.4%

          The gross profit dollar and margin improvement in the Company’s anesthesia segment is due to higher sales and lower materials costs for face masks and non-latex breathing bags. The respiratory/critical care segment gross margin decreased slightly due to changes in product mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

          The gross profit percent decrease in the sleep/ventilation segment resulted from an unfavorable product mix of Breas products and from Sleep Services of America due to two acquisitions completed during the second half of fiscal 2007. The gross profit margin in domestic sleep/ventilation diagnostic services decreased to 53.4% in the second quarter of fiscal 2008 due to integration costs of two sleep lab acquisitions. The gross profit margin at Breas decreased to 50.8% in fiscal 2008 due to an unfavorable product mix.

          The interventional cardiology/radiology segment gross profit margin increase resulted primarily from a favorable product mix.

          The gross profit dollar increase in the pharmaceutical technology services segment resulted from increased sales volume. The gross profit margin increased to 33.0% in fiscal 2008 from 25.7% in fiscal 2007, reflecting increased sales and better labor utilization.

Operating Expenses

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by 15.4% to $30.6 million for the six months ended March 31, 2008 from $26.5 million for the six months ended March 31, 2007. The increase primarily reflected incremental SG&A after including two sleep/ventilation segment acquisitions completed in the second half of fiscal 2007.

Research and Development Expenses. Research and development expenses increased by 36.1% to $4.9 million for the six months ended March 31, 2008 from $3.6 million for the six months ended March 31, 2007. The increase consists primarily of product development costs at Breas, new product development costs in the USA, and costs from the Enginivity acquisition for the enFlow® blood and fluid warmer. Development costs were also incurred for SteeLite™ and RediTube™.

Other (Income) Expense—Net. Other expense included in operating expenses was $142,000 for the six months ended March 31, 2008 and $320,000 for the six months ended March 31, 2007 primarily relating to foreign currency transaction revaluation to the functional currency of accounts receivable and accounts payable at Breas.

Other items

Interest Income, net. Interest income increased by $0.6 million to $2.9 million during the six months ended March 31, 2008 from $2.3 million for the six months ended March 31, 2007 as a result of higher cash and short-term investment balances as well as increased interest rates.

Provision for Income Taxes. The provision for income tax expense for the six months ended March 31, 2008 and 2007 was $9.3 million and $7.8 million, respectively, reflecting an effective tax rate of 33.6% for the six months ended March 31, 2008 and 32.1% for the six months ended March 31, 2007. The prior year included a one-time tax benefit of $0.4 million.

Discontinued Operations. The net income from discontinued operations was $112,000 for the six months ended March 31, 2008, reflecting a litigation settlement at the former Vital Pharma subsidiary sold in October, 2003, and a net loss from discontinued operations was $18,000 for the six months ended March 31, 2007.

Liquidity and Capital Resources

          The Company believes that the funds generated from operating activities, cash and cash equivalents, and short term investments will be sufficient to satisfy its operating and capital requirements during the next twelve months.

Cash flows

          The Company’s primary liquidity requirements have been to finance business acquisitions and to support operations. The Company has funded these requirements primarily through internally generated cash flow.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

          During the six months ended March 31, 2008, cash flow from operating activities provided cash of $20.7 million. During the same period, investing activities provided cash of $46.0 million, primarily due to sales of available-for-sale auction rate securities. Financing activities used $4.0 million, consisting primarily of dividends paid of $2.7 million and $1.6 million to pay off notes payable acquired with the Do You Snore acquisition, offset in part by $0.2 million received from exercises of stock options, and a $0.1 million recognized tax benefit for stock options.

          During the six months ended March 31, 2007, continuing operating activities provided $19.4 million net cash. Investing activities used $1.9 million of net cash, primarily for capital additions. Financing activities used $1.9 million, consisting of $2.3 million paid for dividends, offset in part by $0.2 million of cash received from the exercise stock options, and $0.2 million of notes payable for inventory financing in the sleep/ventilation segment. On May 7, 2007 the Company increased its quarterly dividend from $0.09 per share to $0.10 per share.

Cash, Short Term Investments and Net Working Capital

          Cash, cash equivalents, and short term investments were $117.0 million at March 31, 2008 compared with $135.6 million at September 30, 2007. The decrease is due to reclassifying $30.9 million of auction rate securities from short-term to long-term investments, with about half of this amount offset by positive cash flow during the first half of fiscal 2008.

          At March 31, 2008, the Company’s net working capital was $170.8 million compared with $183.4 million at September 30, 2007. At March 31, 2008, the current ratio was 10.3 to 1.0, and at September 30, 2007 the current ratio was 11.3 to 1.0.

Debt

          The Company has no committed lines of financing.

Working capital policy and capital expenditures

          The Company’s current policy is to retain cash and earnings for use in its business, pay dividends, business acquisitions, product acquisitions, and product development, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements, and strategic alliances. The Company’s working capital from September 30, 2007 to March 31, 2008, was impacted by reclassifying $ 29.9 million of auction rate securities from short term investments to long-term investments.

Auction rate securities

          At March 31, 2008, the Company had $34.6 million invested in auction rate securities (“ARS”) at cost, compared with $85.5 million at December 31, 2007 and $86.7 million at September 30, 2007. In fiscal 2007 and through the fiscal first quarter of 2008, the Company classified ARS as short-term investments as the short-term auctions historically provided a liquid market for these securities. During its second quarter of fiscal 2008, the Company began to sell its ARS, and all sales occurred at cost. Many auctions failed during the second quarter, and the Company reclassified these ARS as long-term available-for-sale securities and recorded the ARS at fair value with the $1.0 million unrealized loss recorded in other comprehensive income. The Company’s intent is to sell the ARS as soon as possible, and is also evaluating legal action against the firms that sold it the ARS. All interest payments are current and management believes the fair-value adjustments are temporary. Subsequent to the end of the fiscal second quarter, $3.7 million of ARS sold at cost and were shown as short-term investments at March 31, 2008. (See Note 12.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Other

          At March 31, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. The Company does not have material relationships or transactions with persons or entities that derive benefits from their dependent relationship with the Company or its related parties.

          On May 6, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.11 per share payable on May 28, 2008 to shareholders of record at the close of business on May 21, 2008. Shareholders with settlement dates after the May 21, 2008 record date will not receive this dividend, even if they entered into agreements to purchase their shares before May 21, 2008. For example, an investor who purchases shares before May 21, 2008 with a settlement date after May 21, 2008 will not receive the dividend.

Critical accounting estimates

          The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect its reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for revenue recognition, allowances for rebates and doubtful accounts, allowances for inventory, valuation of long-lived and intangible assets, and legal contingencies.

          As of October 1, 2007 the Company adopted FIN 48 which resulted in a $2,194,000 liability for uncertain tax benefit. (See Note 8)

Recent accounting pronouncements

          The recent accounting pronouncements are discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risks

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

          For the first six months of fiscal 2008, the Company’s international net revenue represented approximately 27.8% of its total net revenues. The Company’s Breas subsidiary, located in Sweden, represented 59.7% of its total international net revenues during the first six months of fiscal 2008. The Company does not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of March 31, 2008.

          The Company’s primary risk involving price changes relates to raw materials used in its operations. The Company is exposed to changes in the prices of resins for the manufacture of its products. The Company does not enter into commodity futures or derivative instrument transactions. Except with respect to its historical practice of maintaining a single source of supply for face masks, the Company seeks to maintain commercial relations with multiple suppliers and when prices for raw materials rise, attempts to source alternative supplies.

          Auction rate securities (“ARS”) are securities with long-term nominal maturities that normally are resold through short-term auctions. The interest rate resets at these short-term auctions. At March 31, 2008, the Company had $34.6 million invested in auction rate securities at cost (subsequent to the end of the fiscal second quarter, $3.7 million of ARS were sold at cost). During its second quarter of fiscal 2008, the Company began to sell its ARS, and all sales occurred at cost. Several auctions failed during the second quarter, and the Company reclassified these ARS as long-term available-for-sale securities and recorded the ARS at fair value with the $1.0 million unrealized loss recorded in other comprehensive income. The Company’s intent is to sell the ARS as soon as possible and is also evaluating legal action against the firms that sold it the ARS. All interest payments are current, and management believes the fair-value adjustments are temporary. The risks of ARS include a lack of liquidity, risk of credit-rating downgrade, and fluctuations in fair market value.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

          On February 2, 2007, the Company announced that it had given notice to Respironics Inc., the Company’s supplier of anesthesia face masks, that the Company would not be renewing its current manufacturing agreement when it expired in the summer of 2007. The Company also announced that it had entered into a new face mask supply agreement with a Chinese medical device manufacturer at a cost below the renewal terms offered by Respironics. Further, the Company announced that it had reached a binding agreement to form a joint venture with the new manufacturer, subject to required Chinese government approval. The supply of face masks from Respironics continued until January 2008 as a new agreement was reached with Respironics in the summer of 2007 in which the Company paid $1.5 million for a non-compete, equipment, patents, know-how, and a six month extension of the previous contract. As a result of these developments, the Company has revised its risk factor relating to its purchase of face masks. The following risk factor supersedes the risk factor description of the Company’s relationship with Respironics set forth in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

The Company is dependent on a single supplier for one of its key products.

          During the period extending from 1980 until the third quarter of fiscal 2007, the Company had purchased its anesthesia face masks from a single source, Respironics, Inc., which maintained a site in the People’s Republic of China at which it manufactured face masks for the Company’s anesthesia segment. The Company did not renew its current manufacturing agreement with Respironics when it expired in the summer of 2007. However, the Company and Respironics agreed to maintain the supply and purchase of products through the first quarter of fiscal 2008. In order to assure itself of an adequate supply of face masks, the Company entered into a face mask supply agreement with a Chinese medical device manufacturer. Simultaneously with the execution of the supply agreement, the Company entered into a joint venture agreement with that supplier. The joint venture agreement required certain approvals of the Chinese government, the last of which was a business license issued in January 2008, allowing the joint venture and the business to operate according to the terms of the joint venture agreement. The joint venture agreement enables the Company to invest in this new relationship, if necessary, to assure that the Company’s new supplier can meet its demands for the quantities of anesthesia face masks that the Company will require. If the Company is unable to obtain its anesthesia face masks in the quantities it requires, the Company’s business and revenue could be materially adversely affected. If the supply of the Company’s anesthesia face masks is interrupted or ceases for any reason, the Company could experience disruption in its business. In the event of such an interruption or cessation, the Company may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which could have a material adverse effect on its business, financial condition and results of operations.

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

Date: May 9, 2008