Form 10-Q
period 2008-06-30
VITAL SIGNS INC
filed 2008-08-07
CIK 865846

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

_____________________

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008 OR

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
Yes ☒      No ☐

     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                   Accelerated filer ☒                   Non-accelerated filer ☐                   Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     At August 7, 2008, there were 13,296,697 shares of Common Stock, no par value, outstanding.

VITAL SIGNS, INC.

INDEX

		Page Number

PART I.
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and September 30,
	2007 (Audited)	2
	Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
	June 30, 2008 and 2007 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2008
	and 2007 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-22

Item 3.	Quantitative and Qualitative Disclosure About Market Risks	23

Item 4.	Controls and Procedures	23

PART II.

Item 1A.	Risk Factors	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	25
	Signatures	26
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

     In this Quarterly Report, references to “Vital Signs”, “the Company”, “the registrant”, “we”, “us”, and “our” refer to Vital Signs, Inc. and its subsidiaries. Actar®, Actar D-Fib™, Babysafe™, Breas®, Breas HA50™, Breas PV403™, Breas SC20™, Broselow®, Broselow-Hinkle™, Broselow-Luten™, C-CO2™, Code Blue II™, Color Coding Kids®, CUFF-ABLE™, Do You Snore®, enFlow®, iMask™, iSleep by Breas®, InfusaScan®, Infusable®, Limb-θ ™, Misty OX®, Pedi Blue II™, RediTube™, SteeLite™, SURE-LOK™, TurboHeater™, Vital Seal™, Vital View™, Vital View II ™, Vivo 30™, Vivo 40™, and Vivo by Breas® are Company trademarks. The Company also has several registered and unregistered color scheme trademarks related to the Broselow product line. All other trademarks used in this Quarterly Report are the property of their respective owners.

     When the Company refers to its fiscal year in this report, the Company is referring to the fiscal year ended on September 30th of that year. Thus, the Company is currently operating in its fiscal year 2008, which commenced on October 1, 2007. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years.

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	September 30,
	2008	2007
	Unaudited	Audited
ASSETS
Current Assets:
Cash and cash equivalents	$132,080	$48,920
Short term investments	—	86,671
Accounts receivable, less allowances for rebates and doubtful accounts of
$16,510 and $14,979, respectively	40,339	36,915
Inventory	23,254	19,778
Prepaid expenses	5,500	4,140
Deferred income taxes	1,033	192
Other current assets	974	4,650
Total current assets	203,180	201,266

Property, plant and equipment—net	34,128	32,383
Goodwill	83,323	81,984
Deferred income taxes	2,852	4,732
Long term investments	25,127	—
Other assets	9,367	10,579
Total Assets	$357,977	$330,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,967	$7,120
Note payable	101	—
Current portion of long-term debt	—	868
Accrued expenses	10,124	9,453
Income taxes payable	23	385
Total current liabilities	18,215	17,826
Long-term debt	—	486
Other liabilities	2,046	—
Total liabilities	20,261	18,312
Non-controlling share in subsidiary	7,228	6,051

Stockholders’ Equity:
Common stock—no par value; authorized 40,000,000 shares, issued and
outstanding 13,296,697 and 13,286,050 shares, respectively	50,467	48,922
Accumulated other comprehensive income/ (loss)	5,171	5,696
Retained earnings	274,850	251,963
Stockholders’ equity	330,488	306,581
Total Liabilities and Stockholders’ Equity	$357,977	$330,944

(See Notes to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Net sales	$50,606	$45,008	$144,532	$130,986
Service revenue	10,078	9,399	28,525	23,787
Total revenue	60,684	54,407	173,057	154,773

Cost of goods sold and services performed:
Cost of goods sold	22,756	20,948	66,208	61,670
Cost of services performed	5,460	4,870	15,220	12,953
Total cost of goods sold and services performed	28,216	25,818	81,428	74,623

Gross profit	32,468	28,589	91,629	80,150

Operating expenses:
Selling, general and administrative	17,049	14,609	47,627	41,110
Research and development	2,503	2,053	7,399	5,651
Other operating (income) expense, net	(170)	142	(28)	462
Total operating expenses	19,382	16,804	54,998	47,223

Operating income	13,086	11,785	36,631	32,927

Other (income)/expense:
Interest (income)	(1,017)	(1,257)	(3,981)	(3,611)
Interest (income) expense	(36)	1	34	58
Other non-operating (income) expense, net	(150)	-	(150)	-
(Income) from unconsolidated investment	(410)	(382)	(1486)	(1,118)
Total other (income)/expense	(1,613)	(1,638)	(5,583)	(4,671)
Income from continuing operations before provision for income taxes, non-controlling
interest and discontinued operations	14,699	13,423	42,214	37,598

Provision for income taxes	4,892	4,505	14,147	12,270
Income from continuing operations before non-controlling interest	9,807	8,918	28,067	25,328

Non-controlling share in net income of subsidiary	118	277	521	773
Income from continuing operations	9,689	8,641	27,546	24,555

Discontinued Operations:
Income/(loss) from discontinued operations	(4)	(16)	108	(35)
Net income	$9,685	$8,625	$27,654	$24,520

Earnings per common share:
Basic income per share from continuing operations	$0.73	$0.65	$2.07	$1.86
Discontinued operations	—	—	0.01	(0.01)
Basic net earnings per share	$0.73	$0.65	$2.08	$1.85

Diluted income per share from continuing operations	$0.73	$0.65	$2.07	$1.85
Discontinued operations	—	—	0.01	(0.01)
Diluted net earnings per share	$0.73	$0.65	$2.08	$1.84

Basic weighted-average number of shares outstanding	13,294	13,233	13,291	13,223
Diluted weighted-average number of shares outstanding	13,313	13,274	13,316	13,272
Dividends declared and paid per common share	0.11	0.10	0.31	0.29

(See Notes to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Nine months ended
		June 30,
		2008	2007
Cash flows from operating activities:
Net income		$27,654	$24,520
(Income)/loss from discontinued operations		(108)	35
Income from continuing operations		27,546	24,555
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization		5,401	4,821
Deferred income taxes		1,201	448
Non-cash compensation expense		1,129	1,212
Non-controlling share in net income of subsidiary		521	773
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Decrease in short term investments		—	3,170
(Increase) in accounts receivable		(2,970)	(4,285)
(Increase) in inventory		(2,810)	(826)
Decrease in prepaid expenses and other current assets		4,775	195
Decrease/(increase) in other assets	.	1,517	(1,336)
(Decrease) in accounts payable		(1,076)	(504)
Increase in accrued expenses		206	393
Increase/(decrease) in income taxes payable		(362)	(479)
Increase in other liabilities		28	—
Net cash provided by continuing operations		35,106	28,137
Net cash provided by (used in) discontinued operations		108	(35)
Net cash provided by operating activities		35,214	28,102
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities		60,071	—
Acquisition of interest in joint venture in China, net of cash acquired of $ 154		(1,451)	—
Acquisition of Do You Snore LLC, Southern Medical Equipment Inc., Southern Sleep
Technologies LLC, Southern Home Respiratory LLC, net of cash acquired of $217		—	(11,806)
Acquisition of property, plant and equipment		(5,451)	(2,635)
Capitalization of software development costs		(1,140)	(1,192)
Capitalization of patent costs		(163)	(84)
Net cash provided by (used in) investing activities		51,866	(15,717)
Cash flows from financing activities:
Dividends paid		(4,121)	(3,702)
Tax benefit on stock options in excess of benefit provided		74	630
Proceeds from exercise of stock options		342	1,374
Long-term debt and notes payable		(1,682)	73
Net cash (used in) financing activities		(5,387)	(1,625)
Effect of foreign currency translation		1,467	1,856
Net increase in cash and cash equivalents		83,160	12,616
Cash and cash equivalents at beginning of period		48,920	41,242
Cash and cash equivalents at end of period		$132,080	$53,858
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest		$—	$58
Income taxes		9,846	8,590

(See Note to Unaudited Condensed Consolidated Financial Statements)

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

     1. Financial Presentation

     The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of income for three months and nine months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2008 and 2007 have been prepared by Vital Signs, Inc. and are unaudited. In the opinion of management, all adjustments have been made that are necessary to present fairly the financial position at June 30, 2008 and 2007, the results of operations for the three months and nine months ended June 30, 2008 and 2007, and the cash flows for the nine months ended June 30, 2008 and 2007.

     2. Additional Disclosures

     See the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 (the “Form 10-K”) for additional disclosures relating to the Company’s consolidated financial statements and accounting principles.

     3. Inventory

     At June 30, 2008, the Company’s inventory was comprised of raw materials of $17,275,894 and finished goods of $5,978,226. At September 30, 2007, the Company’s inventory was comprised of raw materials of $12,895,415 and finished goods of $ 6,882,209.

     4. Discontinued Operations

     In September 2002, the Company classified its Vital Pharma, Inc. subsidiary as a discontinued operation. On October 30, 2003, the Company sold Vital Pharma, Inc. to Pro-Clinical, Inc. All activity for this transaction is presented in discontinued operations.

     In September 2007, the Company reclassified its pharmaceutical technology segment from discontinued operations to held-and-used.

	Three months ended		Nine months ended
(In thousands of dollars)	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$—	$—	$—	$—
Pre-Tax income/(loss)	(6)	(25)	164	(53)
Income tax benefit/(expense)	2	9	(56)	18
Income/(loss) from discontinued operations	$(4)	$(16)	$108	(35)

     5. Subsequent Event

     On July 24, 2008, the Company announced that it entered into an Agreement and Plan of Merger dated as of July 23, 2008 (the “Merger Agreement”) by and among the Company, General Electric Company (the “Buyer”), and Tonic Acquisition Corp, a wholly-owned subsidiary of the Buyer (the “Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) upon satisfaction or waiver of the conditions to closing of the Merger (the “Closing”), with the Company as the surviving corporation of the Merger. Pursuant to the terms of the Merger Agreement, each holder of the Company’s common stock, no par value per share (the “Company Common Stock”), will be entitled to receive $74.50 in cash, without interest, for each share of Company Common Stock held by such holder immediately prior to the effective time of the Merger. The Merger, which is subject to Vital Signs' shareholder and regulatory approvals, as well as other customary conditions, is expected to close in the fourth calendar quarter of 2008.

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

     6. Segments

     Vital Signs, Inc. sells single-patient-use medical products to the anesthesia, respiratory/critical care, interventional cardiology/radiology, and emergency markets. In addition, Vital Signs sells therapeutic products for patients suffering from sleep/ventilation disorders and provides sleep/ventilation diagnostic testing at sleep laboratories and Company-managed centers. The Company also provides pharmaceutical technology services, principally to pharmaceutical companies, and also, from time to time, to medical device, diagnostic, and biotechnology companies. The Company aggregated its business units into five reportable segments: anesthesia, respiratory/critical care, sleep/ventilation, interventional cardiology/radiology, and pharmaceutical technology services. There are no material intersegment sales. Anesthesia and respiratory/critical care share certain manufacturing facilities, sales, and administration support; therefore, the operating expenses, total assets, and capital expenditures are not specifically identifiable. However, the Company has allocated operating expenses, total assets, and capital expenditures on a net sales basis. Management evaluates performance on gross profits and operating results of the five business segments. Summarized financial information concerning the Company’s reportable segments is shown in the following table.

Three months ended				Interventional	Pharmaceutical
June 30,		Respiratory/	Sleep/	Cardiology/	Technology
(In thousands of dollars)	Anesthesia	Critical Care	Ventilation	Radiology	Services	Consolidated
2008
Net revenues	$20,629	$12,041	$17,021	$7,604	$3,389	$60,684
Gross profit	11,592	6,927	8,547	4,165	1,237	32,468
Gross profit percentage	56.2%	57.5%	50.2%	54.8%	36.5%	53.5%
Operating income (loss)	4,553	2,656	2,183	3,339	355	13,086

2007
Net revenues	$19,876	$11,528	$12,929	$6,957	$3,117	$54,407
Gross profit	10,422	6,295	6,987	4,028	857	28,589
Gross profit percentage	52.4%	54.6%	54.0%	57.9%	27.5%	52.5%
Operating income (loss)	4,688	2,737	1,310	3,174	(124)	11,785

Nine months ended				Interventional	Pharmaceutical
June 30,		Respiratory/	Sleep/	Cardiology/	Technology
(In thousands of dollars)	Anesthesia	Critical Care	Ventilation	Radiology	Services	Consolidated
2008
Net revenues	$59,888	$35,246	$48,377	$20,440	$9,106	$173,057
Gross profit	32,776	19,667	24,806	11,258	3,122	91,629
Gross profit percentage	54.7%	55.8%	51.3%	55.1%	34.3%	52.9%
Operating income (loss)	13,614	8,012	5,951	8,654	400	36,631
Total assets	172,120	101,298	66,068	13,355	5,136	357,977
Capital expenditures	2,524	1,485	1,938	458	349	6,754

2007
Net revenues	$56,453	$34,780	$35,354	$19,796	$8,390	$154,773
Gross profit	29,003	19,053	18,795	11,085	2,214	80,150
Gross profit percentage	51.4%	54.8%	53.2%	56.0%	26.4%	51.8%
Operating income (loss)	12,974	8,005	3,960	8,656	(668)	32,927
Total assets	153,193	94,517	57,077	12,040	18,187	335,014
Capital expenditures	1,208	745	1,177	352	429	3,911

VITAL SIGNS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

     7. Other Comprehensive Income

     Other comprehensive income for the periods ended June 30, 2008 and 2007 consisted of:

	Three months ended		Nine months ended
(In thousands of dollars)	June 30,		June 30,
	2008	2007	2008	2007
Net income	$9,685	$8,625	$27,654	$24,520
Foreign currency translation	67	547	948	1,536
Available-for-sale securities fair-value adjustment	(508)	—	(1,473)	—
Comprehensive income	$9,244	$9,172	$27,129	$26,056

     8. Stock-Based Compensation

     In accordance with SFAS No. 123R, the Company’s net income includes stock-based compensation expense of $426,000 and $335,000, respectively, for the three and nine months ended June 30, 2008. For the same periods of 2007, the figures were $1,129,000 and $1,212,000, respectively. In addition, income tax benefits related to the exercise of stock options were $9,000 and $74,000, respectively, for the three and nine months ended June 30, 2008. For the same periods of 2007, the figures were $582,000 and $630,000, respectively. The stock-based compensation expense included in selling, general, and administrative expense for the nine months ended June 30, 2008 and 2007 was $824,000 and $885,000, respectively. The stock based compensation expense in research & development expense for the nine months ended June 30, 2008 and 2007 was $305,000 and $327,000, respectively.

     9. Income Taxes

     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective October 1, 2007 and recognized a $2,194,000 liability for unrecognized tax benefits, of which $2,019,000 was classified as a long-term liability and $175,000 as a short-term liability. Of the total amount, $647,000 reduced retained earnings, $867,000 increased deferred tax assets, $182,000 as accrued interest, and $862,000 was reclassified from a SFAS No. 5 tax accrual.

     The Company’s liability for unrecognized tax benefits were $2,046,000 at June 30, 2008 of which $1,361,000, if recognized, would reduce the income tax provision and the remainder is a deferred tax asset. During the nine-month period ended June 30, 2008, the Company decreased its liability for unrecognized tax benefits by $183,000 which reduced deferred tax assets by $135,000 and decreased the income tax provision by $48,000.

     In accordance with FIN 48, the Company classifies tax-related interest in interest expense and penalties in income tax expense. The total amount of estimated accrued interest and penalties were $181,000 and $0, respectively as of September 30, 2007 and $210,000 and $ 0, respectively, as of June 30, 2008.

     The Company files Federal income tax returns, as well as multiple state, local and foreign jurisdiction tax returns. In fiscal 2007, the Company settled an audit of its Federal income tax return through the year ended September 30, 2004. Accordingly, tax years ended September 30, 2005 and later remain subject to examination by the Internal Revenue Service. In most instances, state, local and foreign income tax returns remain subject to examination for tax years ended September 30, 2004 or later.

VITAL SIGNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

     After finalizing an Internal Revenue Service examination of the Company’s 2003 and 2004 Federal income tax returns, the Company decreased its tax provision in the first quarter of fiscal 2007 by $419,000.

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

     11. Revenues

     The Company’s revenues in the anesthesia and respiratory/critical care segments include sales made to distributors. For the three month and nine month periods ended June 30, 2008, sales to distributors accounted for approximately 25.7% and 26.5%, respectively, of the net sales of the Company and for the three and nine month periods ended June 30, 2007, these sales accounted for approximately 28.3 % and 29.3%, respectively. The Company estimates and records the applicable rebates that have been or are expected to be granted or made for products sold through distributors during the period. These rebate amounts are estimated to be $18.8 million and $18.0 million for the three months ended June 30, 2008 and 2007, and $55.4 million and $52.3 million for the nine months ended June 30, 2008 and 2007, respectively, and are deducted from the gross sales to arrive at the Company’s reportable net sales for each period.

VITAL SIGNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

     12. Goodwill and Intangible Assets

     In accordance with Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather are tested for impairment annually or more frequently if impairment indicators arise. The Company completed this impairment test during the three-month period ended March 31, 2008 and found no impairment. If the Company is required to record impairment charges in the future, it could have a material adverse impact on the Company’s results of operations and financial condition.

     A summary of goodwill is shown in the following table:

	June 30,	September 30,
(In thousands of dollars)	2008	2007
Beginning balance	$81,984	$79,272
Goodwill resulting from an ownership increase in SSA	—	682
Goodwill resulting from investment in China Joint Venture (a)	1,335	—
Goodwill acquired (reclassification to intangible assets of): Enginivity	(555)	5,655
Goodwill acquired: Do You Snore, LLC & Advanced Sleep
Technologies of Georgia, Inc and Southern Medical Equipment, Inc	559	7,758
Goodwill acquired: Southern Sleep Technologies, LLC and Southern
Home Respiratory Care, LLC	—	1,798
Impairment of Stelex goodwill	—	(13,181)
Ending balance	$83,323	$81,984

     Other intangible assets consist of the following and are included in other assets on the balance sheet:

	June 30,	September 30,
(In thousands of dollars)	2008	2007
Trademark, provider numbers, and customer lists:
Southern Sleep Technologies, LLC and Southern Home Respiratory Care, LLC	$200	$200
Trademark, patents/technology, and non-competition agreements:
China Joint Venture/ Respironics (a)	1,511	—
Enginivity	555	—
Omni, Inc. acquired October 3, 2007	239	—
Amortization	(203)	(3)
Ending Balance	$2,302	$197

(a)	In January 2008, the Company purchased a 50% interest in Vital Signs KTL, a face mask manufacturer located in China, for approximately $1.5 million. The most significant asset acquired was goodwill. The Company consolidated Vital Signs KTL into its financial statements effective January 2008.

VITAL SIGNS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(Unaudited)

     13. Auction Rate Securities

     Auction rate securities (“ARS”) are securities with long-term nominal maturities that are normally resold through short-term auctions. The interest rate resets at these short-term auctions. The Company’s ARS consist of municipal bonds, student loans, and preferred stock. Substantially all of the securities have an underlying maturity in excess of ten years. At June 30, 2008, the Company had $26,600,000 invested in auction rate securities at cost, compared with $34,575,000 at March 31, 2008, $85,520,000 at December 31, 2007, and $86,671,000 at September 30, 2007. The ARS reduction resulted from sales at cost which resulted in no recognized loss.

     In fiscal 2007 and through the first fiscal quarter ended December 31, 2007, the Company classified ARS as short-term investments as the short-term auctions historically provided a liquid market for these securities. Many auctions failed during the fiscal second quarter ended March 31, 2008. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid, or a buyer outside the auction process emerges. The financial institutions that sold the ARS to the Company will lend 100% of the ARS cost-basis to the Company.

     During the fiscal second quarter ended March 31, 2008, the Company reclassified these ARS as long-term available-for-sale securities and recorded the ARS at the fair value provided by the investment statements as well as recorded a $965,000 unrealized loss in other comprehensive income. In the fiscal third quarter ended June 30, 2008, the unrealized loss on the remaining ARS recorded in other comprehensive income increased by $508,000 to $1,473,000. Management believes the fair-value adjustment is temporary and, accordingly, the unrealized loss was recorded in other comprehensive income. If in the future the Company were to determine that impairment is other-than-temporary, the Company would reduce the recorded book value of the ARS by the amount of the impairment and recognize a loss in income.

     Factors the Company considered in concluding that no other-than-temporary impairment exists include: the Company’s intent and ability to hold the investment for a time period to allow for any anticipated recovery in the market, insurance on the securities, credit risk on the ARS or underlying securities, credit ratings, and recent market activity. All interest payments are current. The Company is also evaluating legal action against the firms that sold it the ARS.

Auction rate securities are shown in the following table.

June 30, 2008				Unrealized (loss)
(In thousands of dollars)				in accumulated
other
			Carrying	comprehensive
	Cost	Fair value	value	income
Short-term:
Available-for-sale auction rate securities	$—	$—	$—	$—
Long-term:
Available-for-sale auction rate securities	26,600	25,127	25,127	(1,473)
Total	$26,600	$25,127	$25,127	$(1,473)

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

Overview

     On July 24, 2008, Vital Signs and General Electric’s GE Healthcare unit announced they signed an agreement for GE Healthcare to acquire Vital Signs’ common stock. See Note 5.

     Vital Signs, Inc. sells single-patient-use medical products to the anesthesia, respiratory/critical care, interventional cardiology/radiology, and emergency markets. In addition, Vital Signs sells therapeutic products for patients suffering from sleep/ventilation disorders and provides sleep/ventilation diagnostic testing at sleep laboratories and Company-managed centers. The Company also manufactures interventional cardiology/radiology products and delivers technological services to companies regulated by the United States Food and Drug Administration (FDA). The Company sells its products in over 73 countries worldwide. The Company offers one of the broadest single-patient-use anesthesia and respiratory/critical care product lines in the industry and has developed numerous innovative products which are now considered industry standards. The Company sells therapeutic products for patients suffering from sleep disorders and provides sleep/ventilation diagnostic testing services at 79 hospital-based and 17 free-standing sleep laboratories, for a total of 96 sleep laboratories.

     Anesthesia

     The Company’s single-patient-use anesthesia products and systems are designed to deliver oxygen and anesthesia from a gas source, such as an anesthesia machine, to a patient's pulmonary system. These products also remove anesthetic gases, oxygen, and carbon dioxide from a patient and link a patient with various monitors. The Company’s principal anesthesia products consist of face masks, breathing circuits, and general anesthesia products. enFlow® , one of the Company’s new single-patient-use products, is a blood and fluid warmer that is placed nearer to the patient than traditional fluid warming products in the market to assure the IV fluids or blood are properly warmed. During the first fiscal quarter of 2008, the Company became the first medical manufacturer to eliminate latex from all of its anesthesia circuits to protect both patients and health care providers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

     (Unaudited)

     Revenues in the Company’s anesthesia segment are driven primarily by the extent to which its hospital customers perform general surgeries. In addition, because most of the Company’s anesthesia products are single-patient-use products, the Company benefits when hospitals undertake programs to reduce the frequency of infections, known as nosocomial infections, which originate or occur within their settings. Revenues in this segment are can be negatively impacted by group purchasing organizations negotiating long-term contracts with medical device manufacturers on their behalf. Expenses in the Company’s anesthesia segment are driven primarily by the cost of raw materials, labor costs and freight expenses.

Respiratory/critical care

     The Company’s primary respiratory/critical care products are arterial blood gas (ABG) syringes and kits, manual resuscitators, and single-use blood pressure cuffs. The Company’s Broselow line consists of color-coded products designed to facilitate and expedite the selection of proper equipment and dosing in pediatric medicine. The Company’s respiratory/critical care segment responds to the growing needs of hospitals to provide respiratory relief and emergency care. The Company believes that in recent years there has been an increasing incidence of respiratory illnesses, such as asthma and emphysema, due in part to an increasingly susceptible aging population, environmental pollution, smoking-related illnesses, and communicable diseases with significant respiratory impact, such as tuberculosis, HIV, and influenza. These trends, together with concerns regarding the spread of nosocomial infections, drive the Company’s sales of respiratory products. As in the Company’s anesthesia segment, revenues in this segment can be negatively impacted by the emergence of group purchasing organizations. Expenses in this segment are driven principally by raw material costs, labor costs, and freight expenses.

Sleep/ventilation

     The Company serves the sleep/ventilation market as both a provider of diagnostic services and a manufacturer of therapeutic products focused on sleep/ventilation. Through its Sleep Services of America subsidiary, the Company provides sleep diagnostic testing services in the United States in free-standing laboratories and centers and, through contracts with hospitals, in hospital facilities for patients suspected of suffering from obstructive sleep apnea. In some of its centers, the Company also provides the therapeutic equipment (continuous positive airway pressure, or CPAP) necessary to treat those patients diagnosed with obstructive sleep apnea. The Company has focused its efforts on laboratories and centers affiliated with hospitals, such as Johns Hopkins and the University of Maryland. The Company’s business is driven by the growing awareness of the existence and significant consequences of obstructive sleep apnea. The Company’s principal expense in its sleep diagnostic services business is the cost of employing the technicians who operate the sleep laboratories and centers.

     The Company’s Breas Medical AB, or Breas, subsidiary is a Swedish manufacturer of personal ventilators for obstructive sleep apnea, respiratory distress, and ventilation. The Company’s sleep/ventilation products deliver airflow to patients undergoing therapy for the treatment of obstructive sleep apnea with the objective of increasing patient comfort and acceptance of the treatment. The Company’s sleep/ventilation products employ CPAP which is a common method for treating obstructive sleep apnea. The Company has manufactured and distributed CPAP and ventilation systems for more than a decade in the international markets. The Company’s performance is driven primarily by the VIVO 40 bi-level ventilator and iSleep 20i intelligent CPAP. These sales depend principally on the prevalence of sleep disorders and the acceptance by patients and care-givers in developed markets of treatment modalities for obstructive sleep apnea. Like the Company’s anesthesia and respiratory/critical care businesses, the Company’s Breas subsidiary faces the challenge of controlling raw material, labor, and freight costs. To date, the Company has had only limited sales of its sleep/ventilation products in the United States due to the market dominance of the Company’s competitors in selling sleep products to home care dealers. The Company’s United States strategy is to provide its basic CPAP products primarily through its sleep centers after moving manufacturing to China for lower cost. The Company’s ventilator strategy is to sell its ventilators through either an established ventilator company or respiratory specialty distributors.

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

Net revenues

     The amount and percentage of the Company’s net revenue by business segment follows.

	Three months ended		Three months ended
(In thousands of dollars)	June 30, 2008		June 30, 2007
		Percent of		Percent of
	Net	total	Net	total
	revenue	revenue	revenue	revenue
Anesthesia	$20,629	34.0%	$19,876	36.5%
Respiratory/critical care	12,041	19.9	11,528	21.2
Sleep/ventilation	17,021	28.0	12,929	23.8
Interventional cardiology/radiology (1)	7,604	12.5	6,957	12.8
Pharmaceutical technology services (1)	3,389	5.6	3,117	5.7
Total	$60,684	100.0%	$54,407	100.0%

	Nine months ended		Nine months ended
(In thousands of dollars)	June 30, 2008		June 30, 2007
		Percent of		Percent of
	Net	total	Net	total
	revenue	revenue	revenue	revenue
Anesthesia	$59,888	34.6%	$56,453	36.5%
Respiratory/critical care	35,246	20.3	34,780	22.5
Sleep/ventilation	48,377	28.0	35,354	22.8
Interventional cardiology/radiology (1)	20,440	11.8	19,796	12.8
Pharmaceutical technology services (1)	9,106	5.3	8,390	5.4
Total	$173,057	100.0%	$154,773	100.0%

(1)	The historical financial information presented in this Quarterly Report for the period ended June 30, 2007 has been reclassified with respect to the income from unconsolidated investment in the Company’s sleep/ventilation segment and the reclassification of the Company’s pharmaceutical technology segment to held-and-used.

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

     A reconciliation of gross to net product sales, as well as a comparison with service revenues follows.

	Three months ended		Nine months ended
(In thousands of dollars)	June 30,		June 30,
	2008	2007	2008	2007
Gross sales	$69,718	$63,647	$200,899	$186,242
Rebates	(18,769)	(18,072)	(55,351)	(52,332)
Discounts, returns, and allowances	(343)	(567)	(1,016)	(2,924)
Net sales	50,606	45,008	144,532	130,986
Service revenues	10,078	9,399	28,525	23,787
Total net revenues	$60,684	$54,407	$173,057	$154,773

International sales

     The Company’s products are sold in over 73 countries worldwide. The table below sets forth the Company’s international sales, by segment, for the periods presented.

	Three months ended		Three months ended
	June 30, 2008		June 30, 2007
(In thousands of dollars)		Percent of		Percent of
	Net	total	Net	total
	revenue	revenue	revenue	revenue
Anesthesia	$3,761	6.3%	$3,222	5.9%
Respiratory/critical care	3,846	6.3	2,926	5.4
Sleep/ventilation	10,331	17.0	6,647	12.2
Total	$17,938	29.6%	$12,795	23.5%

	Nine months ended		Nine months ended
	June 30, 2008		June 30, 2007
(In thousands of dollars)		Percent of		Percent of
	Net	total	Net	total
	revenue	revenue	revenue	revenue
Anesthesia	$9,991	5.8%	$7,858	5.1%
Respiratory/critical care	10,206	5.9	9,213	6.0
Sleep/ventilation	28,958	16.7	19,957	12.8
Total	$49,155	28.4%	$37,028	23.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Foreign currency exchange risks

     The Company’s international business exposes it to foreign currency exchange risks, with international sales as well as international sales of its anesthesia and respiratory/critical products by the Company’s UK subsidiary of its sleep/ventilation products by the Company’s Breas subsidiary and with products manufactured in China. Sales of products by the Company’s Breas subsidiary are translated from Swedish kronor to United States dollars, British pounds to United States dollars and products sourced in China may be priced in Chinese yuan.

Research and development

     The focus of the Company’s research & development efforts and the expenses the Company incurs vary from year to year and quarter to quarter based on the specific needs of the Company’s businesses. For the three months ended June 30, 2008 and 2007, the Company incurred $2.5 million and $2.1 million, respectively, of research & development expenses. For the nine months ended June 30, 2008 and 2007, the Company incurred $7.4 million and $5.7 million, respectively, of research & development expenses.

Results of operations

     The following table sets forth, for the periods indicated, certain statement of income data as a percentage of the Company’s net revenue.

	Three months ended		Nine months ended
As a percent of net revenue	June 30,		June 30,
	2008	2007	2008	2007
Consolidated statement of income data:
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.5	47.5	47.1	48.2
Gross profit:
Anesthesia	56.2%	52.4%	54.7%	51.4%
Respiratory/critical care	57.5	54.6	55.8	54.8
Sleep/ventilation	50.2	54.0	51.3	53.2
Interventional cardiology/radiology	54.8	57.9	55.1	56.0
Pharmaceutical technology	36.5	27.5	34.3	26.4
Total	53.5	52.5	52.9	51.8
Operating expenses:
Selling, general and administrative	28.1%	26.9%	27.5%	26.6%
Research & development	4.1	3.8	4.3	3.7
Other (income) expense, net	(0.3)	0.3	0.0	0.3
Total operating expenses	31.9	30.9	31.8	30.5

Interest (income), net	(1.7)%	(2.3)%	(2.3)%	(2.3)%
Other (income) expense, net	(0.2)	—	(0.1)	—
(Income) from unconsolidated investment	(0.7)	(0.7)	(0.9)	(0.7)
Non-controlling interest in net income of subsidiary	0.2	0.5	0.3	0.5
Provision for income taxes	8.1	8.3	8.2	7.9
Income from continuing operations	16.2	15.9	16.2	15.9
Net income	16.0	15.9	15.9	15.8

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Results for the Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Net Revenue. Net revenues for the three months ended June 30, 2008 increased by 11.5% to $60.7 million compared with $54.4 million in the comparable period last year. The increase was 9.6% excluding the favorable effect of foreign currency exchange rates. Of the Company’s total revenues, $42.8 million, or 70.4%, were domestic sales and $17.9 million, or 29.6%, were international sales. Domestic revenues increased by 2.7% to $42.8 million versus $41.6 million for the third quarter of fiscal 2007. International revenues increased by 40.2% to $17.9 million versus $12.8 million for the third quarter of fiscal 2007. Excluding favorable foreign currency exchange rates, international revenues increased by 30.3%.

     The following are the net revenues by business segment for the three months ended June 30, 2008 compared with the three months ended June 30, 2007.

NET REVENUE BY BUSINESS SEGMENT

	Three months ended
	June 30,
			Percent
(In thousands of dollars)	2008	2007	change
Consolidated statement of income data:
Anesthesia	$20,629	$19,876	3.8%
Respiratory/critical care	12,041	11,528	4.5
Sleep/ventilation	17,021	12,929	31.6
Interventional cardiology/radiology	7,604	6,957	9.3
Pharmaceutical technology services	3,389	3,117	8.7
Total	$60,684	$54,407	11.5%

Anesthesia. Sales of anesthesia products increased by 3.8% to $20.6 million for the three months ended June 30, 2008 from $19.9 million for the three months ended June 30, 2007. The increase is primarily due to sales of new products – enFlow, a new single-patient-use blood and fluid warmer product, and SteeLite™, a new cost-effective single-patient-use stainless steel laryngoscope, as well as 11.3% sales growth of Infusable®, the Company’s patented pressure infusor system.

Respiratory/critical care. Sales of respiratory/critical care products increased by 4.5% to $12.0 million for the third quarter of fiscal 2008 from $11.5 million for the prior year period ended June 30, 2007. The respiratory/critical care sales increase was primarily attributable to a 24.6% increase in sales of the Company’s arterial blood gas product line.

Sleep/ventilation. Net revenues in the Company’s sleep/ventilation segment increased by 31.6% to $17.0 million for the three months ended June 30, 2008 from $12.9 million for the three months ended June 30, 2007. Excluding favorable foreign currency exchange rates, revenues increased by 22.4% . Revenues for Breas, the Company’s Swedish manufacturer of ventilators and CPAP devices, increased by 55.4% to $10.3 million during the three months ended June 30, 2008 from $6.6 million during the same period in the prior year. Excluding the favorable effect of foreign currency exchange rates, Breas’ revenues increased by 35.5% . Breas’ sales increase was primarily driven by products such as the iSleep 20i intelligent CPAP and the Vivo 40 bi-level ventilator. Net revenues at Sleep Services of America (“SSA”), the Company’s domestic sleep diagnostic business, increased by 6.5% to $6.7 million during the three months ended June 30, 2008 from $6.3 million during the three months ended June 30, 2007, primarily attributable to the acquisition of Southern Sleep Technologies, LLC at June 30, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Interventional cardiology/radiology. The Company’s interventional cardiology/radiology segment revenues increased by 9.3% to $7.6 million for the three months ended June 30, 2008 from $7.0 million for the three months ended June 30, 2007.

Pharmaceutical technology services. Revenues in the Company’s pharmaceutical technology services segment increased by 8.7% to $3.4 million for three months ended June 30, 2008 from $3.1 million for three months ended June 30, 2007. This segment was reclassified as held-and-used at fiscal year end 2007.

Gross profit

     The table below shows gross profit dollars and margins for each of the Company’s segments.

	Three months ended
	June 30,
	2008		2007
(In thousands of dollars)		Gross		Gross
	Gross	profit	Gross	profit
	profit	margin	profit	margin
Anesthesia	$11,592	56.2%	$10,422	52.4%
Respiratory/critical care	6,927	57.5	6,295	54.6
Sleep/ventilation	8,547	50.2	6,987	54.0
Interventional cardiology/radiology	4,165	54.8	4,028	57.9
Pharmaceutical technology services	1,237	36.5	857	27.5
Total	$32,468	53.5%	$28,589	52.5%

     The gross profit dollar and margin improvements in the Company’s anesthesia and respiratory/critical care segments are due to lower material costs as well as manufacturing process improvements.

     The gross profit dollar increase in the sleep/ventilation segment primarily resulted from sales growth at Breas and revenue growth at Sleep Services of America due to an acquisition. The gross profit margin decreased due to a greater sales contribution from Breas which has a 50.0% gross profit margin. In addition, the gross profit margin in domestic sleep/ventilation diagnostic services decreased to 50.5% in the third quarter of fiscal 2008 from 58.4% due to issues at the Company’s Do You Snore acquisition. The Company is now in litigation with a former owner of Do You Snore.

     The interventional cardiology/radiology segment gross profit dollar increase is due to higher sales, and the margin decrease resulted primarily from product mix.

     The gross profit dollar increase in the pharmaceutical technology services segment resulted from increased sales volume. The gross profit margin increased to 36.5% in fiscal 2008 from 27.5% in fiscal 2007, reflecting a significant increase in sales of the Company’s Path Builder software used across industries.

Operating Expenses

Selling, General and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses increased by 16.7% to $17.0 million for the three months ended June 30, 2008 from $14.6 million for the three months ended June 30, 2007. The increase primarily resulted from incremental SG&A after consolidating the Company’s China joint venture and the Southern Sleep Technologies, LLC acquisition, healthcare and compensation expenses, as well as foreign currency impact.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Research and Development Expenses. Research and development expenses increased by 21.9% to $2.5 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007. The increase consists primarily of new product development costs at Breas and consolidating the Enginivity acquisition which provides the enFlow® blood and fluid warmer.

Other Operating (Income) Expense—Net. Other (income)/expense included in operating expenses was income of ($0.2) million for the three months ended June 30, 2008 and expenses of $0.1 million for the three months ended June 30, 2007, primarily due to legal fees relating to the enforcement of our rights against a former employee.

Other items

Interest Income, net. Interest income of $1.1 million for the three months ended June 30, 2008 decreased by $0.2 million from $1.3 million during the three months ended June 30, 2007 due to decreased interest rates.

Provision for Income Taxes. The provision for income tax expense for the three months ended June 30, 2008 and 2007 was $4.9 million and $4.5 million, respectively, reflecting an effective tax rate of 33.3% for the three month ended June 30, 2008 and 33.6% for the three months ended June 30, 2007.

Discontinued Operations. Discontinued operations related to the former Vital Pharma subsidiary sold in October, 2003, the Company recognized minimal net loss from discontinued operations for the three months ended June 30, 2008 and June 30, 2007.

Results for the Nine Months Ended June 30, 2008 Compared with the Nine Months Ended June 30, 2007

Net Revenue. Net revenues for the nine months ended June 30, 2008 increased by 11.8% to $173.1 million compared with $154.8 million in the same period last year. The increase was 10.0% excluding the favorable effect of foreign currency exchange rates. Of the Company’s total revenues, $123.9 million, or 71.6%, were domestic sales and $49.2 million, or 28.4%, were international sales. Domestic revenues increased by 5.2% to $123.9 million for the first nine months of fiscal 2008 from $117.7 million for the first nine months of fiscal 2007. International sales increased by 32.8% to $49.2 million for the first nine months of fiscal 2008 from $37.0 million for the first nine months of fiscal 2007. Excluding favorable foreign currency exchange rates, international sales increased by 24.2%.

     The following are the net revenues by business segment for the nine months ended June 30, 2008 compared with the nine months ended June 30, 2007.

NET REVENUE BY BUSINESS SEGMENT
	Nine months ended
	June 30,
			Percent
(In thousands of dollars)	2008	2007	change
Consolidated statement of income data:
Anesthesia	$59,888	$56,453	6.1%
Respiratory/critical care	35,246	34,780	1.3
Sleep/ventilation	48,377	35,354	36.8
Interventional cardiology/radiology	20,440	19,796	3.3
Pharmaceutical technology services	9,106	8,390	8.5
Total	$173,057	$154,773	11.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Anesthesia. Sales of anesthesia products increased by 6.1% to $59.9 million for the nine months ended June 30, 2008 from $56.5 million for the nine months ended June 30, 2007. This increase is primarily due to a 9.0% increase in sales of Limb-θ ™, the Company’s patented anesthesia circuit, to $12.4 million and a 12.1% increase in sales of Infusable®, the Company’s patented pressure infusor system to $7.1 million, in addition to the sales of new products.

Respiratory/critical care. Sales of respiratory/critical care products increased by 1.3% to $35.2 million for the nine months ended June 30, 2008 from $34.8 million for the nine months ended June 30, 2007. The respiratory/critical care sales increase was primarily attributed to an 8.6% increase in sales of the Company’s arterial blood gas product line.

Sleep/ventilation. Net revenues in the Company’s sleep/ventilation segment increased by 36.8% to $48.4 million for the nine months ended June 30, 2008 from $35.4 million for the nine months ended June 30, 2007. Excluding favorable foreign currency exchange rates, revenues increased by 28.0% . Revenues for Breas, the Company’s Swedish manufacturer of personal ventilators and CPAP devices, increased by 45.1% to $29.0 million during the nine months ended June 30, 2008 from $20.0 million during the nine months ended June 30, 2007. Excluding the effect of foreign currency exchange, Breas’ revenue increased by 29.3% . The Breas’ sales increase was primarily driven by the iSleep 20i intelligent CPAP and the Vivo 40 bi-level ventilator. The net revenues at Sleep Services of America (“SSA”), the Company’s domestic sleep/ventilation diagnostic business, increased by 26.1% to $19.4 million during the nine months ended June 30, 2008 from $15.4 million during the nine months ended June 30, 2007, primarily attributable to the acquisitions of Do You Snore, LLC and Southern Sleep Technologies, LLC in the second half of fiscal 2007.

Interventional cardiology/radiology. The Company’s interventional cardiology/radiology segment revenues increased by 3.3% to $20.4 million for nine months ended June 30, 2008 from $19.8 million for nine months ended June 30, 2007.

Pharmaceutical technology services. Revenues in the Company’s pharmaceutical technology services segment increased by 8.5% to $9.1 million for nine months ended June 30, 2008 from $8.4 million for nine months ended June 30, 2007, reflecting a significant increase in sales of the Company’s Path Builder software used across industries.

Gross profit

     The table below shows gross profit dollars and margins for each of the Company’s segments:

	Nine months ended
	June 30,
(In thousands of dollars)	2008		2007
		Gross		Gross
	Gross	profit	Gross	profit
	profit	margin	profit	margin
Anesthesia	$32,776	54.7%	$29,003	51.4%
Respiratory/critical care	19,667	55.8	19,053	54.8
Sleep/ventilation	24,806	51.3	18,795	53.2
Interventional cardiology/radiology	11,258	55.1	11,085	56.0
Pharmaceutical technology services	3,122	34.3	2,214	26.4
Total	$91,629	52.9%	$80,150	51.8%

     The gross profit dollar and margin improvement in the Company’s anesthesia segment is due to, lower material costs for face masks and non-latex breathing bags as well as manufacturing process improvements. The respiratory/critical care segment gross margin increased due to lower material costs and manufacturing process improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

     The gross profit dollar increase in the sleep/ventilation segment resulted from international sales growth at Breas and at Sleep Services of America due to two acquisitions completed during the second half of fiscal 2007. The gross profit margin decrease in the sleep/ventilation segment resulted from a greater sales contribution from Breas which has lower margins. The gross profit margin in domestic sleep/ventilation diagnostic services at Sleep Services of America decreased to 52.4% in the third quarter of fiscal 2008 due to integration costs of two sleep lab acquisitions completed during the second half of fiscal 2007. The gross profit margin at Breas decreased to 50.5% in fiscal 2008 due to product mix.

     The interventional cardiology/radiology segment gross profit margin decrease resulted primarily from product mix.

     The gross profit dollar increase in the pharmaceutical technology services segment resulted from increased sales volume. The gross profit margin increased to 34.3% in fiscal 2008 from 26.4% in fiscal 2007, reflecting increased sales of services and the Company’s Path Builder software.

Operating Expenses

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by 15.9% to $47.6 million for the nine months ended June 30, 2008 from $41.1 million for the nine months ended June 30, 2007. The increase primarily reflected incremental SG&A after consolidating two sleep/ventilation segment acquisitions completed in the second half of fiscal 2007, the Company’s China joint venture formed in January 2008, healthcare and compensation expenses, as well as foreign currency impact.

Research and Development Expenses. Research and development expenses increased by 30.9% to $7.4 million for the nine months ended June 30, 2008 from $5.7 million for the nine months ended June 30, 2007. The increase consists primarily of product development costs at Breas, new product development costs in the USA for SteeLite™, and consolidating the Enginivity acquisition which provides the enFlow® blood and fluid warmer.

Other Operating (Income) Expense—Net. Other (income)/expense included in operating expenses was almost zero for the nine months ended June 30, 2008 and expense of $0.5 million for the nine months ended June 30, 2007 primarily due to legal fees relating to the enforcement of the Company’s rights against a former employee.

Other items

Interest Income, net. Interest income increased by $0.3 million to $3.9 million during the nine months ended June 30, 2008 from $3.6 million for the nine months ended June 30, 2007 as a result of higher cash balances and higher interest rates during the first half of fiscal 2008.

Provision for Income Taxes. The provision for income tax expense for the nine months ended June 30, 2008 and 2007 was $14.1 million and $12.3 million, respectively, reflecting an effective tax rate of 33.5% for the nine months ended June 30, 2008 and 32.6% for the nine months ended June 30, 2007. The prior year included a one-time tax benefit of $0.4 million.

Discontinued Operations. Net income from discontinued operations was $0.1 million for the nine months ended June 30, 2008, reflecting a litigation settlement at the former Vital Pharma subsidiary sold in October, 2003. The Company recorded a minor net loss from discontinued operations for the nine months ended June 30, 2007.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

     During the nine months ended June 30, 2008, cash flow from operating activities provided cash of $35.2 million. Investing activities provided cash of $51.9 million, primarily due to $60.0 million sales at cost of available-for-sale auction rate securities, partly offset by capital expenditures of $5.5 million, capitalized software development costs of $1.1 million, and acquisition costs for the China joint venture of $1.5 million. Financing activities used $5.4 million, consisting primarily of dividends paid of $4.1 million and $1.7 million to pay off notes payable acquired with the Do You Snore acquisition, offset in part by $0.3 million received from exercises of stock options, and a $0.1 million recognized tax benefit for stock options.

     During the nine months ended June 30, 2007, continuing operating activities provided $28.1 million net cash. Investing activities used $15.7 million of net cash, primarily for acquisitions. Financing activities used $1.6 million, consisting of $3.7 million paid for dividends, offset in part by $1.4 million of cash received from the exercise stock options and $0.7 million of recognized tax benefit for stock options.

Cash, Short Term Investments and Net Working Capital

     Cash, cash equivalents, and short term investments were $132.1 million compared with $135.6 million at September 30, 2007. The decrease is due to the reclassification of auction rate securities from short-term to long-term investments, offset by positive cash flow during the first nine months of fiscal 2008.

     At June 30, 2008, the Company’s net working capital was $185.0 million compared with $183.4 million at September 30, 2007. At June 30, 2008, the current ratio was 11.2 to 1.0, and at September 30, 2007 the current ratio was 11.3 to 1.0.

Debt

     The Company has no debt or committed lines of financing.

Working capital policy and capital expenditures

     The Company’s current policy is to retain cash and earnings for use in its business, pay dividends, business acquisitions, product acquisitions, and product development, among other things. The Company regularly evaluates and negotiates with domestic and foreign medical device companies regarding potential business or product line acquisitions, licensing arrangements, and strategic alliances. The Company’s working capital from September 30, 2007 to June 30, 2008, was impacted by reclassifying $26.6 million of auction rate securities from short term investments to long-term investments less $1.5 million of unrealized loss recorded in other comprehensive income.

Auction rate securities

     At June 30, 2008, the Company had $26.6 million invested in auction rate securities (“ARS”) at cost, compared with $ 34.6 million at March 31, 2008, $85.5 million at December 31, 2007, and $86.7 million at September 30, 2007. The ARS reductions resulted from sales at cost which resulted in no recognized loss.

     In fiscal 2007 and through the fiscal first quarter ended December 31, 2008, the Company classified ARS as short-term investments as the short-term auctions historically provided a liquid market for these securities. During its fiscal second quarter ended March 31, 2008, the Company began to sell its ARS, and all sales occurred at cost. Many auctions failed during the fiscal second quarter ended March 31, 2008, and the Company reclassified these ARS as long-term available-for-sale securities and recorded the ARS at fair value with the $1.0 million unrealized loss recorded in other comprehensive income. In the fiscal third quarter ended June 30, 2008, the unrealized loss recorded in other comprehensive income increased by $0.5 million to $1.5 million for the remaining ARS. The Company is evaluating legal action against the firms that sold it the ARS. All interest payments are current and management believes the fair-value adjustments are temporary. (See Note 13.)

Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

(Unaudited)

Other

     At June 30, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts. As such, the Company is not materially exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. The Company does not have material relationships or transactions with persons or entities that derive benefits from their dependent relationship with the Company or its related parties.

     On August 4, 2008, the Company’s Board of Directors approved a quarterly dividend of $0.11 per share payable on August 28, 2008 to shareholders of record at the close of business on August 21, 2008. Shareholders with settlement dates after the August 21, 2008 record date will not receive this dividend, even if they entered into agreements to purchase their shares before August 21, 2008. For example, an investor who purchases shares before August 21, 2008 with a settlement date after August 21, 2008 will not receive the dividend.

Critical accounting estimates

     The preparation of the Company’s condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and judgments that affect its reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 for a discussion of the estimates and judgments necessary in the Company’s accounting for revenue recognition, allowances for rebates and doubtful accounts, allowances for inventory, valuation of long-lived and intangible assets, and legal contingencies.

Recent accounting pronouncements

     The recent accounting pronouncements are discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

     For the first nine months of fiscal 2008, the Company’s international net revenue represented approximately 28.4% of its total net revenues. The Company’s Breas subsidiary, located in Sweden, represented 58.9% of its total international net revenues during the first nine months of fiscal 2008. The Company does not enter into any derivative transactions, including foreign currency transactions, for speculative purposes. The Company has not entered into any derivative instrument transactions, such as foreign exchange forward or option contracts, as of June 30, 2008.

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

     Auction rate securities (“ARS”) are securities with long-term nominal maturities that normally are resold through short-term auctions. The interest rate resets at these short-term auctions. At June 30, 2008, the Company had $26.6 million invested in auction rate securities at cost (subsequent to the end of the fiscal second quarter, $3.7 million of ARS were sold at cost). During its second and third quarter of fiscal 2008, the Company began to sell its ARS, and all sales occurred at cost. Several auctions failed during the second and third quarter, and the Company reclassified these ARS as long-term available-for-sale securities and recorded the ARS at fair value with the $1.5 million unrealized loss recorded in other comprehensive income. The Company is evaluating legal action against the firms that sold it the ARS. All interest payments are current, and management believes the fair-value adjustments are temporary. The risks of ARS include a lack of liquidity, risk of credit-rating downgrade, and fluctuations in fair market value.

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

     During the period extending from 1980 until the third quarter of fiscal 2007, the Company had purchased its anesthesia face masks from a single source, Respironics, Inc., which maintained a site in the People’s Republic of China at which it manufactured face masks for the Company’s anesthesia segment. The Company continued to purchase face masks from Respironics through the first quarter of fiscal 2008. In lieu of its relationship with Respironics, the Company entered into a face mask supply agreement with a Chinese medical device manufacturer. Simultaneously with the execution of the supply agreement, the Company entered into a joint venture agreement with that supplier. The joint venture agreement enables the Company to invest in this new relationship, if necessary, to assure that the Company’s new supplier can meet its demands for the quantities of anesthesia face masks that the Company will require. In addition to the inventory still available from the Respironics purchases, the Company now sources its face masks solely from the joint venture. If the Company is unable to obtain its anesthesia face masks in the quantities it requires, the Company’s business and revenue could be materially adversely affected. If the supply of the Company’s anesthesia face masks is interrupted or ceases for any reason, the Company could experience disruption in its business. In the event of such an interruption or cessation, the Company may not be able to obtain anesthesia face masks in a sufficient quantity or at a cost-effective price, which could have a material adverse effect on its business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of security holders was held on May 8, 2008. At the meeting the Board’s nominees were elected to the Board of Directors for terms of three years. The votes were cast as follows:

Name	For	Against
Terry D. Wall	12,306,423	87,787
C. Barry Wicker	12,078,806	315,404

     The terms of all other directors continued in accordance with the provisions of the Company’s certificate of incorporation.

Item 6. Exhibits

Exhibits

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITAL SIGNS, INC.

	By:	/s/ Mark D. Mishler
Mark D. Mishler
Chief Financial and Accounting Officer

Date: August 7, 2008